Form 10-K
period 2020-12-26
Driven Brands Holdings Inc.
filed 2021-03-24
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39898

Driven Brands Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

47-3595252
(I.R.S. Employer Identification No.)

440 South Church Street, Suite 700
Charlotte, North Carolina
(Address of principal executive offices)

28202
(Zip Code)
Registrant’s telephone number, including area code: (704) 377-8855

Title of each class
Common Stock, $0.01 par value

Trading Symbol
DRVN

Name of each exchange on which registered
The Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Non-accelerated filer ☒

Accelerated filer ☐
Small reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 18, 2021, the Registrant had 167,410,253 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Driven Brands Holdings Inc.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this document, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our strategy, outlook and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; and (iv) the competitive environment in which we operate. Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions, and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause our results to vary from expectations include, but are not limited to:
•our ability to compete with other businesses in the automotive aftermarket industries, including other international, national, regional and local repair and maintenance shops, paint and collision repair shops, oil change shops, automobile dealerships, and suppliers of automotive parts;
•advances and changes in automotive technology, including, but not limited to, changes in the materials used for the construction of structural components and body panels, changes in the types of paints and coatings used for automobiles or materials used for tires, changes in engines and drivetrains to hybrid and electric technology, increased prevalence of sensors and back-up cameras, and increased prevalence of self-driving vehicles and shared mobility;
•changes in consumer preferences, perceptions and spending patterns;
•changes in the cost of, availability of and shipping costs of automobile supplies, parts, paints, coatings and motor oil;
•changes in the availability or cost of labor, including health care-related costs;
•our ability to attract and retain qualified personnel;
•changes in interest rates, commodity prices, energy costs and other expenses;
•global events, including recent additional tariffs and Brexit;
•the ability of our key suppliers, including international suppliers, to continue to deliver high-quality products to us at prices similar to historical levels;
•disruptions in the supply of specific products or to the business operations of key or recommended suppliers;
•the willingness of our vendors and service providers to supply goods and services pursuant to customary credit arrangements;
•our ability to maintain direct repair program relationships with insurance partners;
•changes in general economic conditions and the geographic concentration of our locations, which may affect our business;
•the operational and financial success of franchised, independently-operated and company-operated locations;
•the willingness of franchisees to participate in and comply with our business model and policies;
•our ability to successfully enter new markets and complete construction, including renovations, conversions, and build-outs of existing and additional locations;
•risks associated with implementing our growth strategy, including our ability to open additional domestic and international franchised, independently-operated and company-operated locations and to continue to identify, acquire, and refranchise automotive aftermarket businesses, and the willingness of franchisees to continue to invest in and open new franchises;
•the potential adverse impact of strategic acquisitions;
•additional leverage incurred in connection with acquisitions;
•the effect of the media’s reports and social media on our reputation;
•the effectiveness of our marketing and advertising programs;
•weather and the seasonality of our operations;

•increased insurance and self-insurance costs;
•our ability to comply with existing and future health, employment, environmental and other government regulations;
•our ability to adequately protect our intellectual property;
•the adverse effect of litigation in the ordinary course of business;
•a significant failure, interruption or security breach of our computer systems or information technology;
•increases in national, federal, state, local and provincial taxes, as well as changes in tax guidance and regulations and the impact on our effective tax rate;
•catastrophic events, including war, terrorism and other international conflicts, public health issues (including the ongoing coronavirus outbreak) or natural causes;
•the effect of restrictive covenants in the indenture governing our securitized debt facility, and other documents related to indebtedness of our business; and
•other risk factors included under “Risk Factors” in Item 1A in this Annual Report.

These forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I

Driven Brands Holdings Inc. is a Delaware corporation and the successor to RC Driven Holdings LLC, a Delaware limited liability company formed in 2015. On July 6, 2020, RC Driven Holdings LLC converted into a corporation under the laws of the state of Delaware and changed its name to Driven Brands Holdings Inc. As used herein, “Driven Brands,” the “Company,” “we,” “our,” and similar terms include Driven Brands Holdings Inc. and its consolidated subsidiaries, unless the context dictates otherwise.

Item 1. Business.

Overview

Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,200 locations across 49 U.S. states and 14 other countries. Our scaled, diversified platform provides high-quality services to an extensive range of consumer and commercial customers who rely on their automobiles in all economic environments to get to work and in many other aspects of their daily lives. Our breadth of services cover a wide variety of automotive needs, including paint, collision, glass, and repair services, as well as a variety of high-frequency services, such as oil changes and car washes. Our asset-light business model has generated consistent recurring revenue and strong operating margins, with limited maintenance capital expenditures. Our network generated approximately $904 million in revenue from approximately $3.4 billion in system-wide sales in 2020.

The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the last Saturday in December. Our 2020, 2019, and 2018 fiscal years, which ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively, consisted of 52 weeks.

We are the largest diversified automotive services platform in North America, and have a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, and 1-800-Radiator & A/C®. Our brands have been providing quality services to retail and commercial customers around the world for over 350 years combined. We believe that the longevity and awareness of our brands, tenure of our franchisees, and the quality and value of our offerings resonate deeply with our customers. Maaco and Meineke have been operating since 1972 and are two of the most recognizable brands in the industry. In addition, Take 5 has been operating since 1984 and CARSTAR has been in operation since 1989. Our brands are supported by highly qualified Driven Brands field operations team members who provide training and operational expertise to our franchisees and company-operated and independently-operated locations to help them deliver best-in-class customer service and drive strong financial performance.

The Driven Brands platform enables our portfolio of brands to be stronger together than they are apart. We have invested heavily in the creation of unique and powerful shared services, which we believe provide each brand with more resources and produces better results than any individual brand could achieve on its own. Our locations are strengthened by ongoing training initiatives, targeted marketing enhancements, procurement savings, and cost efficiencies, driving revenue and profitability growth for both Driven Brands and for our franchisees. Our performance is further enhanced by a data analytics engine of approximately 18 billion data elements informed by customers across our thousands of locations at every transaction.

Our Core Competencies

Driven Brands has a long track record of delivering strong growth through consistent same store sales performance, store count growth, and acquisitions. We believe our diversified platform is uniquely capable of offering a compelling and convenient service proposition to our customers by providing a wide breadth of services for all vehicle types and across multiple service categories including paint, collision, glass, repair, oil change, maintenance and car wash.

The execution of successful mergers and acquisitions is a core competency of the Driven Brands platform. We have invested in and built out a dedicated team and supporting infrastructure and processes to systematically source, perform due diligence on, acquire and integrate locations. Since 2015, we have completed more than 50 acquisitions. Notably, in August 2020 we acquired International Car Wash Group (“ICWG”), the world’s largest car wash company by location count with more than 900 locations across 14 countries. Our expansion into the car wash segment was further complemented by the tuck-in acquisitions of 17 additional car wash sites during the fourth quarter of 2020. Additionally, we have grown our collision service offerings through the acquisitions of CARSTAR in 2015, ABRA in 2019 and Fix Auto USA (“Fix Auto”) in 2020, and we have also expanded into adjacent, complementary service offerings, including oil change services through our acquisition of Take 5 in 2016 and glass services in 2019.

Our Growth Strategies

We plan to continue to grow our business by executing on the following strategies:

Grow Our Brands with New Locations

We have a proven track record of unit growth and we believe our competitive strengths provide us with a solid financial and operational foundation to continue growing our footprint. Our franchise growth is driven both by new store openings as well as through conversions of independent market participants that do not have the benefits of our scaled platform. Our attractive unit economics, national brand recognition, strong insurance and fleet customer relationships and beneficial shared services capabilities provide highly compelling economic benefits for our franchisees resulting in a strong desire to join and stay within our network. As of December 26, 2020, we have agreements to open more than 600 new franchised units, which provides us with visibility into future franchise unit growth.

Additionally, we continue to expand our company-operated Take 5 footprint, primarily in Southern U.S. markets, and our domestic company-operated car wash business, both through new greenfield openings as well as tuck-in acquisitions and conversions. Both the oil change and car wash markets in North America are highly fragmented, providing significant runway for continued growth. The success of our company-operated locations is supported by our deep data analytics capabilities that use proprietary algorithms and insights that enable us to identify optimal real estate and make informed site selection decisions. With low net start-up costs and strong sales ramp, company-operated locations provide highly attractive returns, and we believe there is ample whitespace in existing and adjacent markets for continued unit growth.

Continue to Drive Same Store Sales Growth

We have demonstrated an ability to drive attractive organic growth with positive same store sales performance over 12 of the past 13 years. We believe that we are well positioned to continue benefiting from this momentum by executing on the following growth levers:

•Continued Commercial Partnership Expansion: We are proactively growing our commercial partnerships and winning new customers by being a highly convenient and cost effective “one-stop-shop” service provider that caters to the extensive suite of automotive service needs for commercial fleet operators and insurance carriers. These customers want to work with nationally scaled and recognized chains with broad geographic coverage, extensive service offerings, strong operating metrics and centralized billing services. We have a growing team dedicated to expanding partnerships with existing commercial customers as well as attracting new national and local customers.
•Continued Growth of Subscription Car Wash Revenue Model: In 2017, ICWG introduced a subscription membership program across its domestic car wash stores, and revenue from this subscription program has grown to more than 40% of domestic car wash revenue in 2020. In addition to fostering strong customer loyalty to our stores, we believe the subscription program also generates predictable and recurring revenue and provides incremental data and customer insights, further strengthening our data analytics capabilities. We believe there is significant opportunity to continue to grow our subscription program.
•Leverage Data Analytics to Optimize Marketing, Product Offerings and Pricing: We have large, dedicated brand marketing funds supported by contributions from our franchisees, and in 2020 we collected and spent approximately $84 million for marketing across our brands. Insights from our data analytics engine enhance our marketing and promotional strategy to drive growth in unit-level performance. For instance, our proprietary data algorithms help optimize lead generation and conversion through personalized, targeted, and timely marketing promotions that provide customers with the optimal offer at the right time. In addition, our data provides insights that are enabling us to identify and roll out new product offerings, improve menu design and optimize pricing structure across our brands. Use cases like these are regularly tested, refined and deployed across our network to drive store performance.

Enhance Margins through Procurement Initiatives and Strengthening Platform Services

In addition to top-line growth, Driven Brands has also been able to leverage the strength of the platform to enhance margins for franchised, independently-operated and company-operated locations through the following levers:

•Leverage Shared Services and Platform Scale: We expect to continue to benefit from margin improvements associated with our increasing scale and the growing efficiency of our platform. As a result of the investments we have made, we believe our shared services provide substantial operating leverage and are capable of supporting a much larger business than we are today. Driven Brands has also been increasing margins through technology advancements to enhance in-store operations and deploy best-practice training initiatives across the portfolio.

•Utilize Purchasing Strength from Procurement Programs: Driven Brands currently provides franchisees, independently-operated and company-operated locations with lower pricing on supplies than they could otherwise achieve on their own, thereby augmenting the value proposition to new and existing franchisees as well as the earnings of our independently-operated and company-operated locations. Our procurement programs provide us with recurring revenue via supplier rebates and product margin. As we continue to grow organically and through acquisition, we believe we are well-positioned to continue driving lower procurement pricing and more benefits to our overall system.

Pursue Accretive Acquisitions in Existing and New Service Categories

We believe that we are optimally positioned to continue our long and successful track record of acquisitions, both in our existing service categories as well as into new, complementary ones, and we also maintain an actionable pipeline of M&A opportunities. Since 2015, we have completed more than 50 acquisitions, and since 2019, the Company expanded into both car wash and glass services, which has provided us with new organic and acquisition growth opportunities in two highly fragmented service categories. In addition, the evolving vehicle technology landscape provides numerous opportunities for Driven Brands to leverage its scale and core competencies to continue to expand our market share. We plan to capitalize on the highly fragmented nature of the automotive services industry by continuing to execute on accretive acquisitions using our proven acquisition strategy and playbook.

Our acquisition strategy is enhanced by our data analytics engine, which is powered by internally collected data from consumers, their vehicles and services that are provided to us at each transaction and further enriched by third-party data. This powerful data gathering capability results in more than 40 million data elements collected each month and a growing data repository with approximately 18 billion unique elements, which we use throughout our platform for improving our marketing and customer prospecting capabilities, measuring location performance, enhancing store-level operations, and optimizing our real estate site selection. As we grow organically and through acquisitions, we believe the power of our shared services and data analytics will grow and will continue to be a key differentiator for our business.

Segment Information

Our suite of automotive services operate under the following segments:

Maintenance

Our Maintenance segment is primarily comprised of the Take 5 Oil Change ("Take 5") and Meineke Car Care Centers ("Meineke") brands. Both brands service a combination of retail and commercial customers, such as fleet operators, through 1,394 total locations as of December 26, 2020. Our maintenance services include oil changes and other regularly scheduled or as-needed automotive services, including vehicle component repair and replacement.

Take 5 specializes in providing efficient drive-thru-style oil changes. Founded in 1984, Take 5’s 96 franchised and 491 company-operated locations, as of December 26, 2020, primarily offer oil changes to retail and commercial customers. We believe Take 5 offers a best-in-class operating model through its convenient drive-thru format, simple, focused menu, industry-leading speed of service and low-pressure sales environment, which is designed to generate strong customer satisfaction, high frequency, and attractive unit level economics. Furthermore, Take 5’s compact store format and unique shallow pit design are intended to reduce upfront buildout costs, increase efficiency, and provide real estate flexibility. Take 5’s recent franchising efforts are experiencing strong momentum and are expected to continue to drive long-term unit growth through its robust and growing pipeline of franchise commitments.

Our other maintenance services were offered at 807 locations as of December 26, 2020, which are 100% franchised and predominantly operate under the Meineke brand. Meineke is known as an automotive services industry pioneer and was founded in 1972. These stores offer an extensive set of total car care services to retail customers and commercial fleet programs, including maintenance, repair, and replacement of components, such as brakes, heating and cooling systems, exhaust, and tires. We believe Meineke is a strong, well-known brand with high brand awareness and customer satisfaction due to its high-quality service, extensive range of service offerings and the convenience of a nationwide network of locations.

Car Wash

We are the world’s largest conveyor car wash company by location count with 952 total locations across North America, Europe and Australia. Our services primarily consist of express-style exterior car wash services that utilize an automated conveyor belt to pull vehicles along a track where they are machine washed.

Our car wash services in Europe and Australia are primarily offered through the IMO brand, which has a proud 55-year history providing express-style conveyor car wash services. IMO’s operations appeal to a broad consumer base seeking a low-cost and high-speed car wash at easily-accessible locations. Our 736 international locations operate an independent operator model whereby a third-party is responsible for site-level labor and receives commissions based on a percent of site revenue from car washes, resulting in high margins and predictable free cash flow for Driven Brands. IMO also provides Driven Brands with a scaled international footprint from which to pursue future growth.

Since entering the North American market in 2015, we have grown to become the second-largest domestic operator of conveyor car wash sites with 216 company-operated locations across the United States. We believe that our highly-attractive value proposition focused on affordability, convenience, and speed of service resonates with our customers and encourages a high frequency of use in any economic environment. To further strengthen customer loyalty and visit frequency, we also utilize a subscription membership program, which in 2020 accounted for more than 40% of our domestic car wash revenue. As one of the few scaled players in the highly fragmented North American market, we believe we are well-positioned for continued unit growth, both through greenfield openings and tuck-in acquisitions.

Paint, Collision & Glass

Our Paint, Collision & Glass segment is primarily composed of the CARSTAR, ABRA, Fix Auto, Maaco and Uniban brands and serves both retail and commercial customers through 1,682 total locations as of December 26, 2020. Our collision services include full collision repair and refinishing services; our paint services include full body repainting and touch-up, surface preparation and protection, and refinishing and other cosmetic repairs; and our glass services include replacement, repair and calibration services for automotive glass.

Our collision repair services are primarily offered through CARSTAR, ABRA and Fix Auto, which were founded in 1989, 1984, and 1997, respectively, and together comprise the largest franchised collision repair network in North America. Our 951 collision locations as of December 26, 2020 are 99% franchised and offer full collision repair and refinishing services in addition to other cosmetic repairs. We maintain collaborative relationships with the top insurance carriers in the United States and Canada, which generate more than 85% of our collision revenue.

Our paint services are offered through Maaco, which was founded in 1972. Our 442 franchised locations as of December 26, 2020 offer an extensive suite of services including paint services, surface preparation, protection and refinishing, reconditioning and other cosmetic external and internal repairs. Maaco primarily serves retail customers and commercial fleet operators and provides strong retail customer service and a much lower average price point than most collision centers, making it an economical option for minor auto body repair when customers prefer to not file a claim.

Our glass services are primarily offered through Uniban, founded in 1977 and known as a leader in the auto glass repair and replacement industry. Our glass services were offered through 208 franchised and 19 company-operated locations as of December 26, 2020, which primarily offer replacement, repair and calibration services for automotive glass with retail customers through their insurance carriers, as well as commercial fleet operators. We also offer technology-enabled glass claims management services for insurance carriers, which drives incremental business to our glass service locations and our distribution business, and are complementary to our paint and collision businesses.

Platform Services

Our Platform Services segment is primarily composed of the 1-800-Radiator & A/C (“1-800 Radiator”), PH Vitres D’Autos, Spire Supply and Automotive Training Institute (“ATI”) brands. This segment provides significant benefits to our brands by driving organic growth opportunities through procurement, distribution and training services, as well as growth opportunities through acquisition target sourcing.

Our distribution services are primarily offered through 1-800-Radiator, which was founded in 2001 and is one of the largest franchised distributors in the automotive parts industry. 1-800-Radiator’s 199 locations, as of December 26, 2020, are over 99% franchised and distribute a broad, diverse mix of long-tail automotive parts, including radiators, air conditioning components and exhaust products to automotive repair shops, auto parts stores, body shops and other auto repair outlets. 1-800-Radiator’s best-in-class operating model is fueled by proprietary algorithmic sourcing technology that enables franchisees to effectively order inventory, manage pricing, and deliver parts to customers within hours. Additionally, 1-800-Radiator’s extensive distribution relationships provide Driven Brands with deep data insights and a large, actionable list of prospective acquisition targets, complementing the attractive free cash flow generation of the business.

Founded in 1967, PH Vitres D’Autos (“PH”) distributes windshields and glass accessories through a network of distribution centers across Canada and provides direct installation services. PH is the main glass distributor to our company-operated and franchised Uniban locations. In addition, PH is the market leader in the province of Quebec and has a growing presence in Ontario.

In 2017, we launched Spire Supply, an in-house distributor of consumable products, such as oil filters and wiper blades, which currently serves all Take 5 locations and a portion of our Meineke stores. Spire Supply provides attractive pricing to franchisees relative to other options, as well as incremental EBITDA to Driven Brands, by reducing spend that would otherwise be paid to third-party vendors. In addition, Spire Supply simplifies operations for franchisees and company-operated stores by reducing inventory needs and ensuring availability of supplies through automatic replenishment.

Our financial and operational training services are offered through ATI, a leading provider of training services to repair and maintenance, and paint and collision shops. ATI’s core offering is a multi-year training package that is typically paid for through a monthly subscription. We believe ATI’s leading training program further enhances Driven Brands’ training platform, providing opportunities to improve operational support and increase profitability, for both Driven Brands and our franchisees. In addition, ATI’s deep customer database of automotive shops provides us with a pipeline for future franchise development and acquisitions.

Franchising Strategy

We rely on our franchising strategy to grow our brands’ footprint in a capital efficient manner. Our franchise model leverages our proven brand playbooks, the market planning and site selection capabilities of our best-in-class development team and the local market expertise of highly-motivated owners. Our attractive unit economics, national brand recognition, strong commercial fleet and insurance customer relationships and beneficial shared service capabilities provide highly compelling economic benefits for our franchisees, resulting in a strong desire to join and stay within our network. We have agreements to open more than 600 new franchised units as of December 26, 2020, which provides us with clear visibility into future franchise unit growth.

We have a strong track record of opening stores with existing and new franchisees, and we follow strict guidelines in selecting and approving franchisees, who go through extensive interview processes, background checks and are subject to financial and net-worth-based requirements.

Company-Operated Store Strategy

Our company-operated store strategy involves growing our Take 5 and domestic car wash footprint through a combination of greenfield openings, as well as acquiring and converting stores based on our focused market expansion plan. Our best-in-class simple operating model, minimal labor requirements and low fixed costs drive highly attractive unit level economics for our company-operated stores. Furthermore, Driven Brands’ acquisition and integration teams have a successful track-record of acquiring independent market participants and chains and converting them to our superior operating model. Our conversion playbook drives cost savings from procurement savings and general and administrative cost synergies, as well as consistent revenue growth following the conversion to our model and implementation of our operational improvements and data-driven marketing programs.

Franchise Agreements

For each of our franchisees across all of our brands, we enter into a franchise agreement covering standard terms and conditions. Under our franchise agreements, we generally grant franchisees the right to operate using our branding for an initial term (generally 5 to 20 years) and the option to renew their agreements. All proposed new store sites require formal approval from us. Franchisees pay Driven Brands an initial franchise license fee and franchise royalties typically based on a percentage of gross sales. Approximately 98% of franchisees pay franchise royalties based on a percentage of gross sales, while approximately 2% pay a flat amount. Franchisees also make or may be required to make contributions towards national and local advertising funds, also typically based on a percentage of gross sales or, in some instances, based on weekly marketing budgets in the applicable designated marketing area.

Our franchise agreements also require franchisees to comply with our standard operating methods that govern the provision of services and use of vendors and may include a requirement to purchase specified products from us, our affiliates and/or designated vendors. Outside of these standards and policies, we do not control the day-to-day operations, such as hiring and training of employees, of the franchisees.

We support our franchisees with brand-specific services (e.g., brand marketing, franchise support, operations and franchise sales) and comprehensive shared services (e.g., centralized marketing support, consumer insights, procurement program savings, commercial fleet, training, development, finance and technology services). Our franchisees also benefit from over 250 field operations team members that provide consistent best-practice training and operational expertise. These support services allow our franchisees to focus on the day-to-day operations of their stores and to provide their customers with high-quality service that our customers have come to associate with our brands.

Independent Operator Agreements

Nearly all of our car wash locations outside of North America operate an independent operator model, where a third party is responsible for site-level labor and receives commissions based on a percentage of site revenue from car washes. At all of our independently-operated sites, we enter into an independent operator agreement covering the commission paid to the independent operator for our car wash services, terms relating to other services offered by the independent operator at the location from which we do not receive any revenue, and other standard terms and conditions including with respect to protection of confidential information, our intellectual property and customer data, standards relating to sub-contracting, indemnification and termination.

Marketing Strategy

Our marketing strategy highlights the needs-based service offerings and value propositions of each of our brands. We focus our marketing efforts on areas we believe will yield the highest rate of return, including the development of tailored marketing campaigns targeted at specific customers when we know they are in need of one of the services provided by our brands.

We use a variety of marketing techniques to build awareness of, and create demand for, our brands and the products and services they offer. Our advertising strategy includes social and digital media, as well as television, print, radio and sponsorships. We have implemented highly professionalized and data-driven marketing practices and have dedicated brand marketing funds supported by contributions from our franchisees.

Industry Overview and Competition

We compete with a variety of service providers within the highly-fragmented automotive services and parts distribution market. Competitors include international, national, regional and local repair and maintenance shops, oil change shops, car washes, paint and collision repair shops, automobile dealerships, and suppliers of automotive parts, including online retailers, wholesale distributors, hardware stores, and discount and mass market merchandise stores. Given the fragmentation of the industry, our competitors include a limited number of large providers of scale. Typically, our competitors offer services within one of our categories; however, few competitors offer services across multiple categories like Driven Brands. We believe the core competitive factors in our industry are scale, geographic reach, brand awareness, service pricing, speed and quality, and customer satisfaction.

We compete with other franchisors on the basis of the expected return on investment for franchisees and the value propositions that we offer them. We compete to sell franchises to potential franchisees who may choose to purchase franchises from other automotive aftermarket service providers, or who may also consider purchasing franchises in other industries.

Government Regulations and Other Regulatory Matters

Our operations are subject to numerous federal, state, local and provincial laws and regulations in North America, Europe and Australia in areas such as consumer protection, occupational licensing, environmental protection, data privacy, labor and employment, tax, permitting, and other laws and regulations. In certain jurisdictions, we must obtain licenses or permits in order to comply with standards governing employee selection, training and business conduct.

We, as a franchisor, are subject to various state and provincial laws, and the Federal Trade Commission (the “FTC”) regulates our franchising activities in the U.S. The FTC requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Fourteen states require registration and, together with at least one other state, require specific disclosure in connection with franchise offers and sales, and at least twenty states and U.S. territories have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or withhold consent to the renewal or transfer of these agreements. There are also several provinces in Canada that regulate the offer and sale of franchises as well as certain aspects of the franchise relationship. While there are no registration requirements under these provincial franchise laws, they do require pre-sale disclosures similar to those that exist in the U.S.

We are not aware of any federal, state, local, provincial or other laws or regulations that are likely to materially alter or impact our revenues, cash flow or competitive positions, or result in any material capital expenditures. However, we cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation or regulations or the future interpretation of any existing laws, including any newly enacted laws, that may impact us or our franchisees.

Employees and Human Capital Resources

As of December 26, 2020, we employed approximately 6,900 full-time employees, including approximately 5,900 employees at company-operated locations. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain and motivate our employees, executive officers and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We strive for exceptional performance and results, which is why meritocracy is one of our core values. We provide employees the opportunity to grow and to be rewarded based on results.

Our franchises are independently owned and operated businesses. As such, employees of our franchisees are not employees of Driven Brands. Our independent operators at independently-operated car wash locations are responsible for the site-level labor and as such, are not employees of Driven Brands.

Impact of COVID-19

Commencing in December 2019, the novel strain of coronavirus (SARS-Cov-2) and the disease it causes (“COVID-19”), spread rapidly throughout the world. The global crisis resulting from the spread of COVID-19 has disrupted, and continues to significantly disrupt, local, regional, and global economies and businesses in the United States and internationally. Because automotive services were generally deemed “essential” by most federal, state, provincial and local governmental authorities, substantially all of Driven Brands’ locations in the United States and Canada remained open despite the ongoing COVID-19 pandemic. Since our acquisition of ICWG in August 2020, most car wash sites in Europe and Australia have remained open, with temporary closures in certain jurisdictions. In addition, certain jurisdictions in Canada, as well as certain European countries, are subject to stricter quarantine and shelter-at-home rules which may result in future closures.

In response to the COVID-19 pandemic, Driven Brands proactively implemented various initiatives across each of its segments, with a focus on ensuring the safety of employees, franchisees and customers, and minimizing the financial impact of COVID-19 while continuing to execute on building the foundation for future growth. Driven Brands’ initiatives implemented include, but are not limited to:

•Implemented shop level policies for wearing face coverings, social distancing, and performing additional cleaning and disinfecting;
•Provide employees that elect to receive a COVID-19 vaccine with additional paid time off in order to do so;
•Aggressively managing expenses by executing a more efficient labor model and reducing general and administrative expenses;
•Deferring non-essential capital expenditures and new construction plans;
•Participating in income and payroll tax deferral programs pursuant to the “Coronavirus Aid, Relief, and Economic Security Act” (the “CARES Act”);
•Extending and improving payment terms with vendors and negotiating rent relief for a significant portion of company-operated and independently-operated locations;
•Reducing and deferring advertising fees for certain franchisees and assisting franchisees in securing government funding pursuant to the CARES Act;
•Adjusting company-operated location labor and variable costs to optimize efficiency and profitability; and
•Leveraging data analytics and insights to tailor marketing and promotional strategies, including in respect of consumer sentiments related to the ongoing COVID-19 pandemic.

Intellectual Property

Our trademarks are important to our marketing efforts and conduct of business. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the United States or other jurisdictions in which we operate. Trademarks that are important in identifying and distinguishing our products and services include, but are not limited to ABRA®, CARSTAR®, DrivenBrands®, IMO®, MAACO®, Meineke®, PH Vitres D’Autos®, Spire Supply®, Take 5 Oil Change®, Uniban®, and 1-800-Radiator & A/C®. We also license or sublicense, as applicable, the Fix Auto USA® trademark for use in connection with our business in the United States. We also own domain names, including our primary domain “www.drivenbrands.com.”

Seasonality

Seasonal changes may moderately impact the demand for our automotive repair and maintenance services, car washes and products. For example, customers may purchase fewer undercar services during the winter months, when miles driven tend to be lower. In addition, customers may defer or forego car washes or vehicle maintenance such as oil changes at any time during periods of inclement weather.

Additional Information

The Company makes available, free of charge, through its internet website www.drivenbrands.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). Materials filed with the SEC are available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document. You can request a copy of our Annual Report on Form 10-K free of charge by sending a written request to Driven Brands Holdings Inc., Attn: General Counsel and Secretary, 440 S. Church Street, Suite 700 Charlotte, NC 28202. Please include your contact information with the request.

Item 1A. Risk Factors.

Risk Factors Summary
Described below are certain risks that could adversely affect our results of operations, financial condition, business reputation or business prospects. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding our securities.
Risks Relating to Our Business
•The automotive aftermarket industry is highly competitive, and such competition could have a material adverse effect on our business, financial condition and operating results.
•Changes in consumer preferences and perceptions, and in economic, market and other conditions could adversely affect our business and results of operations.
•Increases in national, federal, state, local and provincial taxes, as well as changes in tax guidance and regulations and the impact on our effective tax rate may affect our results of operations.
•Our business is impacted by the operational and financial success of our franchisees.
•Demand for our automotive repair and maintenance services and products may be adversely affected by continuing developments in automotive technology.
•Certain vehicle owners may have contractual relationships with third parties that prevent us from providing our services and products.
•Changes in labor costs, other operating costs, such as commodity costs, interest rates, foreign exchange rates and inflation could adversely affect our results of operations.
•Inadequate insurance coverage and increased self-insurance and other insurance costs could adversely affect our results of operations.
•Our operations may be adversely impacted by higher health care costs.
•Higher tariffs and a global trade war may adversely affect our business and results of operations.
•We depend on key suppliers, including international suppliers, to deliver high-quality products at prices similar to historical levels.
•Shortages or interruptions in the supply of automobile products, motor oil or car wash and other supplies may materially and adversely affect our business and results of operations.
•The COVID-19 pandemic has impacted our business and may continue to impact our business.
•Our failure to build and maintain relationships with insurance partners could adversely affect our business.
•Our growth strategy may be impacted if we are not able to enter into new franchise agreements and development agreements with franchisees who will open additional locations.
•Our business may be impacted by strategic acquisitions, and we may not be able to achieve management’s estimate of Acquisition Adjusted EBITDA.
•Our business and operations may be impacted by weather, seasonality and the geographic concentration of locations.
•We might be adversely impacted by the Brexit withdrawal of the United Kingdom from the European Union.
•Our success depends on the effectiveness of our marketing and advertising programs.
•Complaints or litigation may harm our business.
•Our locations are subject to certain environmental laws and regulations.

Risks Related to Intellectual Property
•Litigation to enforce or defend our intellectual property (“IP”) rights may be costly.
•We may fail to establish trademark rights in the countries in which we operate.
•If franchisees and other licensees do not observe the required quality and trademark usage standards, our brands may suffer reputational damage, which could in turn adversely affect our business.
•We may become subject to third-party infringement claims or challenges to IP validity.

•We do not own certain software that is used in operating our business, and our proprietary platforms and tools incorporate open source software.
•Any material failure, interruption or security breach of our computer systems or technology could impair our ability to efficiently operate our business.
•The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business.
•Changing regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and harm our brands in a manner that adversely affects our business.

Risks Relating to the Franchisees
•A majority of our locations are owned and operated by franchisees.
•Franchisees are operating entities exposed to risk.
•Franchisee changes in control may cause complications.
•Franchise documents are subject to termination and non-renewal.
•We may not be able to retain franchisees or maintain the quality of existing franchisees.
•Our location development plans under development agreements may not be implemented effectively by franchisees.
•If our franchisees do not comply with their franchise agreements and policies or participate in the implementation of our business model, our business could be harmed.
•Franchisees could take actions that could harm our brands and adversely affect our business.

Risks Related to the Securitized Debt Facility
•Our indebtedness could adversely affect our financial condition.
•We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.
•Our securitized debt facility has restrictive terms and our failure to comply with any of these terms could adversely effect our business.
•The Securitization Senior Notes Indenture governing the securitized debt facility may restrict the cash flow from the entities subject to the securitization to us and our subsidiaries.
•Developments with respect to the London Interbank Offered Rate (“LIBOR”) may affect our borrowings under our debt facilities.

Risks Related to Ownership of Our Common Stock
•Our stock price may fluctuate significantly.
•Our ability to raise capital in the future may be limited.
•We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.
•We incur significant expenses and devote substantial management time as a result of operating as a public company.
•We are required to make payments under an Income Tax Receivable Agreement for certain tax benefits, which amounts are expected to be material.
•We may be subject to securities litigation, which is expensive and could divert management attention.
•Ineffective internal control over financial reporting could subject us to potential delisting from NASDAQ, regulatory investigations, civil or criminal sanctions and litigation.
•We are a “controlled company” within the meaning of NASDAQ rules, and Driven Equity LLC and RC IV Cayman ICWG Holdings LLC (collectively, our “Principal Stockholders”) have significant influence over decisions that require the approval of stockholders.
•Anti-takeover provisions could prevent the acquisition of us, limit stockholders’ ability to affect management, and affect the price of our common stock.
•Future sales of our common stock could cause our stock price to decline.
•Securities or industry analyst research and reports may affect our stock price and trading volume.
•Any additional equity securities or convertible debt we issue may dilute stockholders’ investments.

Our business is subject to numerous risks and uncertainties. You should carefully consider the following risk factors, as any of these risks could harm our results of operations, financial condition, business reputation or business prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our results of operations, financial condition, business reputation or business prospects. If any of these risks occur, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to Our Business

Competition is intense and may harm our business and results of operations.
The automotive aftermarket industry is highly competitive, and we are subject to a wide variety of competitors across the “do it for me” (“DIFM”) and “do-it-yourself” (“DIY”) automotive services industries. Competitors include international, national, regional and local repair and maintenance shops, paint and collision repair shops, automobile dealerships, oil change shops, car wash businesses and suppliers of automotive parts, including online retailers, wholesale distributors, hardware stores, and discount and mass market merchandise stores. The large number and variety of market participants creates intense competition with respect to the scale, geographic reach, price, service, quality, brand awareness, customer satisfaction and adherence to various insurance carrier performance indicators. Some of our competitors have consolidated smaller and independent automotive services brands and shops to achieve additional efficiencies and economies of scale.
Certain of our competitors may have greater brand recognition, as well as greater financial, marketing, operating and other resources, which may give them competitive advantages with respect to some or all of these areas of competition. Some of our competitors have engaged and may continue to engage in substantial price discounting in response to economic weakness and uncertainty, which may adversely impact our sales and operating results. As our competitors expand operations and marketing campaigns, we expect competition to intensify. Further, new competitors may emerge at any time. Such increased competition could have a material adverse effect on our business, financial condition and operating results.
Changes in consumer preferences and perceptions, and in economic, market and other conditions could adversely affect our business and results of operations.
Demand for our products and services may be affected by a number of factors, including:
•The number and age of vehicles in operation, as vehicles of a certain age (typically older than three to five years) may no longer be under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles. A smaller, younger population of vehicles in operation could lessen demand for our services.
•Rising energy prices, because increases in energy prices may cause customers to defer certain repairs or purchases as they use a higher percentage of their income to pay for gasoline and other energy costs and may drive their vehicles less frequently, resulting in less wear and tear and lower demand for repairs and maintenance.
•Advances and changes in automotive technology and parts design, including, but not limited to, changes in the materials used for the construction of structural components and body panels, changes in the types of paints and coatings used for automobiles or materials used for tires, changes in engines and drivetrains to hybrid and electric technology, increased prevalence of sensors and back-up cameras, and increased prevalence of self-driving vehicles and shared mobility, may reduce collisions, may result in cars needing repairs and maintenance, such as motor oil changes, less frequently and parts lasting longer, may make customers more likely to use dealership automotive repair services, or may increase the cost to our locations to obtain relevant parts or training for employees.
•Economic downturns, as declining economic conditions may cause customers to defer vehicle maintenance, repairs, oil changes, car washes or other services, obtain credit, or repair and maintain their vehicles themselves. During periods of good economic conditions, consumers may decide to purchase new vehicles rather than having their older vehicles serviced. In addition, economic weaknesses and uncertainty may cause changes in consumer preferences, and if such economic conditions persist for an extended period of time, this may result in consumers making long-lasting changes to their spending behaviors in the automotive aftermarket markets.
•Weather, as mild weather conditions may lower the failure rates of automotive parts or result in fewer accidents or slower deterioration of paints and coatings, resulting in the need for fewer automotive repairs and less frequent automotive maintenance services. In addition, inclement weather may cause customers to defer or forego vehicle maintenance, such as oil changes and car washes.
•Customers that may be unfamiliar with their vehicle’s mechanical operation and, as a result, may select a service provider they have patronized in the past, or may continue to turn to the dealership where they bought their vehicle for repairs. Increasing complexity in the systems used in vehicles may exacerbate this risk.

•Restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation, which may cause vehicle owners to rely on dealers to perform maintenance and repairs.
•Negative publicity associated with any of our services and products, or regarding the automotive aftermarket industries generally, whether or not factually accurate, could cause consumers to lose confidence in or could harm the reputation of our brands.
•Changes in travel patterns, which may cause consumers to rely more heavily on mass transportation or to travel less frequently.
•Payments for automobile repairs, which may be dependent on insurance programs, and insurance companies may require repair technicians to hold certain certifications that the personnel at our locations do not hold.
•Changes in governmental regulations in the automotive sector, including pollution prevention laws, which may affect demand for automotive repair and maintenance services and increase our costs in unknown ways.
•Automobile manufacturers, which may release repair information only to their own dealerships, making it costly or impossible for our locations to repair certain automobiles.

Other events and factors that could affect our results include:
•changes in consumer preferences, perceptions, and spending patterns;
•demographic trends;
•employment levels and wage rates, and their effects on the disposable income and actual or perceived wealth of potential customers and their consumption habits (which may impact traffic and transaction size);
•variations in the timing and volume of sales at our locations;
•changes in frequency of customer visits;
•traffic patterns and the type, number, and location of competitors;
•variations in the cost of, availability of and shipping costs of motor oil and automobile supplies, parts, paints, refinish coatings and car wash supplies;
•unexpected slowdowns in business or operational support efforts;
•changes in the availability or cost of labor, including health care-related costs;
•the timing of expenditures in anticipation of future sales at our locations;\
•an inability to purchase sufficient levels of advertising or increases in the cost of advertising;
•increases in national, federal, state, local and provincial taxes in the countries in which we operate, including income taxes, indirect taxes, non-resident withholding taxes, and other similar taxes, as well as changes in tax guidance and regulations and the impact on our effective tax rate;
•factors associated with operating in foreign locations, including repatriation risks, foreign currency risks, and changes in tax treatment;
•unreliable or inefficient technology, including point-of-sale and payment systems;
•weather, natural disasters, pandemics and other catastrophic events and terrorist activities;
•changes in the number of renewals of franchise agreements;
•changes in consumer driving patterns; and
•our ability to maintain direct repair program relationships with insurance partners.

Our business is affected by the financial results of our franchisees.
Our business is impacted by the operational and financial success of our franchisees, including the franchisees’ implementation of our strategic plans and their ability to secure adequate financing. The employees of franchisees are not our employees. We provide training and support to franchisees, but the quality of franchised store operations may be diminished by a number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and revenues could decline.

Additionally, if our franchisees are impacted by weak economic conditions and are unable to secure adequate sources of financing, their financial health may worsen, our revenues may decline and we may need to offer extended payment terms or make other concessions. In limited circumstances, we also may be required to make lease payments without being able to collect sublease payments on domestic locations that we lease from landlords and then sublease to the franchisees in the event franchisees fail to pay rent under the subleases. Additionally, refusal on the part of franchisees or any franchisee association to renew or restructure their franchise agreements may result in decreased payments from franchisees. Entering into restructured franchise agreements may result in reduced franchisee payment royalty rates in the future. Furthermore, if our franchisees are not able to obtain the financing necessary to complete planned remodel and construction projects, they may be forced to postpone or cancel such projects.

Our business is affected by advances in automotive technology.
The demand for our automotive repair and maintenance services and products may be adversely affected by continuing developments in automotive technology, including self-driving and electric vehicles and shared mobility. Some of the cars produced by certain automotive manufacturers last longer and require service and maintenance at less frequent intervals, or they may require more specialized service and maintenance than we offer at our locations. Quality improvement of manufacturers’ original equipment parts has in the past reduced, and may in the future reduce, demand for our services and products, adversely affecting our sales. For example, manufacturers’ use of stainless steel exhaust components has increased the life of those parts, thereby decreasing the demand for exhaust repairs and replacements. Longer and more comprehensive warranty or service programs offered by automobile manufacturers and other third parties also could adversely affect the demand for our products and services. New automobile owners may also choose to have their cars serviced by a dealer during the period that the car is under warranty. In addition, advances in automotive technology, such as accident-avoidance technology, continue to require us to incur additional costs to update diagnostic capabilities and technical training programs or may make providing such training programs more difficult. These advances could increase our costs and reduce our profits and may materially and adversely affect our business and results of operations.

Certain restrictions may prevent us from providing our services and products to customers.
Certain vehicle owners may have contractual relationships with third parties that prevent us from providing our services and products. Restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation may cause vehicle owners to rely on dealers to perform maintenance and repairs. In addition, insurance companies may require repair technicians to hold certain certifications that our locations’ personnel do not hold. Any such restrictions could adversely impact our revenues, results of operations, business, and financial conditions.

Changes in labor costs, other operating costs, such as commodity costs, interest rates, foreign exchange rates and inflation could adversely affect our results of operations.
Increases in employee wages, benefits, and insurance and other operating costs such as commodity costs, legal claims, insurance costs and costs of borrowing could adversely affect operations and administrative expenses at our locations. Operating costs are susceptible to increases as a result of factors beyond our control, such as weather conditions, natural disasters, disease outbreaks, global demand, product recalls, inflation, civil unrest, tariffs and government regulations. Increases in gasoline prices could result in the imposition of fuel surcharges by distributors used by us and our franchisees, which would increase the cost of operations. Any increase in such costs for our locations could reduce our and our franchisees’ sales and profit margins if we choose not, or are unable, to pass the increased costs to our customers. In addition, increases in interest rates may impact land and construction costs and the cost and availability of borrowed funds and leased locations, and thereby adversely affect our and our franchisees’ ability to finance the development of additional locations and maintenance of existing locations. Inflation can also cause increased commodity, labor and benefits costs which could reduce the profitability of our locations. Increases in labor costs could make it difficult to find new independent operators and may require us to pay higher commissions to existing independent operators. Any of the foregoing increases could adversely affect our and our franchisees’ business and results of operations.

Our locations may experience difficulty hiring and retaining qualified personnel, resulting in higher labor costs.
The operation of our locations requires both entry-level and skilled employees, and trained and experienced automotive field personnel may be in high demand and short supply at competitive compensation levels in some areas, which may result in increases in labor costs. From time to time, we, our franchisees and independent operators may experience difficulty hiring and maintaining such qualified personnel. In addition, the formation of unions may increase the operating expenses of our locations. Any such future difficulties could result in a decline in the sales and operating results of our locations, which could in turn materially and adversely affect our revenues, results of operations, business, and financial condition.

Insurance coverage may not be adequate, and increased self-insurance and other insurance costs could adversely affect our results of operations.
We and our franchisees maintain insurance, and these insurance policies may not be adequate to protect us from liabilities that we incur in our business. Certain extraordinary hazards, for example, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits, and policy payments made to us, franchisees may not be made on a timely basis. Any such loss or delay in payment could lead to a decline in the sales and operating results of our locations, which could in turn have a material and adverse effect on our revenues, results of operations, business, and financial condition.

In addition, in the future, insurance premiums may increase, and we and our franchisees may not be able to obtain similar levels of insurance on reasonable terms, or at all. Although we seek to manage our claims to prevent increases, such increases can occur unexpectedly and without regard to our efforts to limit them. If such increases occur, our locations may be unable to pass them along to the consumer through product or service price increases, resulting in decreased profitability, which could have a material adverse effect on our business and results of operations.

In the event that liability to third parties arises, to the extent losses experienced by such third parties are either not covered by the franchisee’s or our insurance or exceed the policy limits of the franchisee’s or our insurance, such parties could seek to recover their losses from us, whether or not they are legally or contractually entitled to do so, which could increase litigation costs or result in liability for us. Additionally, a substantial unsatisfied judgment could result in the bankruptcy of one or more of our operating entities, which could have a material adverse effect on our results of operations, business, and financial condition.

Higher health care costs could adversely affect our results of operations.
Franchisees and independent operators may, and in certain cases are required to, offer access to health care benefits to certain of their employees and we may offer access to health care benefits to certain of our employees at company-operated locations. Changes in legislation, including government-mandated health care benefits under the Patient Protection and Affordable Care Act (“Health Care Reform Act”) and changes in market practice may cause us and our franchisees and independent operators to provide health insurance to employees on terms that differ significantly from those of existing programs, and may increase the cost of health care benefits. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. We and our franchisees and independent operators may also be subject to increased health care costs as a result of environmental hazards or litigation requiring the payment of additional health care costs.

We continue to review the Health Care Reform Act, and regulations issued related thereto (as well as potential amendments to or repeal of the Health Care Reform Act and such legislation) to evaluate the potential impact of this law and any amendment or repeal on our business, and to accommodate various parts of the laws. Although we cannot currently determine with certainty what long-term impact any such legislation (or any amendment or repeal) will have on us, it is expected that costs will increase over the long term, as well as for franchisees and independent operators and/or third-party suppliers and service providers. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance. Increased health care costs could have a material adverse effect on our results of operations, business, and financial condition.

Changes in supply costs could adversely affect our results of operations.
The operation of our locations requires large quantities of automotive and car wash supplies. Our success depends in part on our ability to anticipate and react to changes in supply costs, and we are susceptible to increases in primary and secondary supply costs as a result of factors beyond our control. These factors include general economic conditions, significant variations in supply and demand, seasonal fluctuations, pandemics, weather conditions, fluctuations in the value of currencies in the markets in which we operate, commodity market speculation and government regulations.

Higher supply costs could reduce our profits, which in turn may materially and adversely affect our business and results of operations. This volatility could also cause us and our franchisees or independent operators to consider changes to our product delivery strategy and result in adverse adjustments to pricing of our services.

Recent and potential additional tariffs imposed by the United States government or a global trade war could increase our supply costs, which could materially and adversely affect our business and results of operations.
Effective September 1, 2019, the United States government imposed increased tariffs on certain imports from China. On January 15, 2020, the United States and China signed “Phase 1” of a trade deal, thereby easing, but not eliminating, certain tariffs and trade limitations. However, it is unclear when the subsequent phases of the trade deal will be entered into. Higher tariffs in the United States and elsewhere could increase our supply costs and adversely impact our profitability. Moreover, the new tariffs could also make our products more expensive for customers, potentially suppressing customer demand. We may not be able to offset the financial impact of tariffs through price increases to customers. There could be additional tariffs or other regulatory changes in the future. There is also a concern that the trade policies of the United States and other nations could result in the adoption of additional tariffs and other trade restrictions by various nations, leading to a global trade war and making our products uncompetitive in certain markets. Any of the foregoing could materially and adversely affect our business and results of operations.
Decreases in our product sourcing revenue could adversely affect our results of operations.
We provide our 1-800-Radiator franchisees with the ability to purchase certain products required to operate applicable locations. We supply to other franchisees and to company-operated locations certain products required to operate applicable locations. We may also supply to third parties certain products. Although 1-800-Radiator franchisees may be required by their franchise agreements to purchase products from the 1-800-Radiator electronic network, they may not be required to do so in the future. Other franchisees may, but are not required to, purchase products from us, and may in the future decide not to do so. While it is our expectation that we will benefit from product sourcing income and pricing arrangements, there can be no assurance that such income and arrangements will continue, be renewed or replaced. Our failure to maintain our current product sourcing income could have a material adverse effect on our sales and profit margins, which in turn could materially and adversely affect our business and results of operations. We benefit from negotiated discounts with large branded oil suppliers based on our scale and ability to meet volume requirements. Our failure to negotiate beneficial terms in the future or failure to meet volume requirements could have a material adverse effect on our sales and profit margins. A portion of our distribution income is based on the growth and expansion of Take 5 locations as well as beneficial pricing negotiated with suppliers and ability to manage unit labor and shipping costs. Decreases in the volume of our purchases by or increases in costs of products, labor or shipping could have a material adverse effect on our sales and profit margins.

We depend on key suppliers, including international suppliers, to deliver high-quality products at prices similar to historical levels.
We recommend key suppliers (including our subsidiaries) to our franchisees, and our success is dependent on, among other things, our continuing ability to offer our services and products at prices similar to historical levels. Our suppliers may be adversely impacted by economic weakness and uncertainty, such as increased commodity prices, increased fuel costs, tight credit markets and various other factors. In such an environment, our suppliers may seek to change the terms on which they do business with us in order to lessen the impact of any current and future economic challenges on their businesses or may cease or suspend operations. If we are forced to renegotiate the terms upon which we conduct business with our suppliers or find alternative suppliers to provide key products or services, it could adversely impact the profit margins at our locations, which in turn could materially and adversely affect our business and results of operations.

Economic weakness and uncertainty has previously forced some suppliers to seek financing in order to stabilize their businesses, and others have been forced to restructure or have ceased operations completely. In addition, some of our key suppliers have significant operations outside of the markets in which we operate, which could expose us to events in the countries of those suppliers’ operations, including government intervention, and foreign currency fluctuation. If a key supplier or a large number of other suppliers suspend or cease operations, we and our franchisees may have difficulty keeping our respective locations fully supplied. If we and our franchisees were forced to suspend one or more services offered to customers, that could have a significant adverse impact on our sales and profit margins, which in turn could materially and adversely affect our business and results of operations.

Supply chain shortages and interruptions could adversely affect our business.
We and our franchisees are dependent upon frequent deliveries of automobile parts, motor oil and car wash and other supplies that meet our quality specifications. Shortages or interruptions in the supply of automobile products, motor oil or car wash and other supplies caused by unanticipated demand, problems in production or distribution, acts of terrorism, financial or other difficulties of suppliers, labor actions, inclement weather, natural disasters such as floods, drought and hurricanes, outbreak of disease, including coronavirus and pandemics, or other conditions could adversely affect the availability, quality and cost of supplies for such products, which could lower our revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees. Such shortages or interruptions could reduce our sales and profit margins which in turn may materially and adversely affect our business and results of operations.

Our business depends on the willingness of suppliers, distributors and service providers to supply our locations with goods and services pursuant to customary credit arrangements which may be available in the future on less favorable terms or not at all.
As is common in the automotive services and parts distribution and car wash industries, our locations purchase goods from suppliers, distributors and service providers pursuant to customary credit arrangements. Changes in our capital structure and our franchisees’ capital structures, or other factors outside our control, may cause our suppliers, distributors and service providers to change their customary credit arrangements. Any event affecting trade credit from suppliers, distributors and service providers (including any inability of such suppliers, distributors and service providers to obtain trade credit or factor their receivables on favorable terms or at all) or our and our franchisees’ available liquidity, could reduce the resources available to support our locations, which in turn could affect our and our franchisees’ ability to execute business plans, develop or enhance products or services, take advantage of business opportunities or respond to competitive pressures.

Our operations and financial performance has been affected by, and is expected to continue to be affected by, the coronavirus outbreak.
The global crisis resulting from the spread of COVID-19 has disrupted, and continues to significantly disrupt, local, regional, and global economies and businesses in the countries in which we operate, as well as adversely affected workforces, customers, consumer sentiment, economies and financial markets, and has impacted our financial results. Because automotive services were generally deemed “essential” by most federal, state, provincial and local governmental authorities in the United States and Canada, substantially all of our locations remained open despite the ongoing COVID-19 pandemic. However, we have, from time to time, closed a limited number of locations and have modified work hours for employees and identified and implemented cost-savings measures throughout our operations. As a result of the ongoing COVID-19 pandemic, our locations also experienced reduced customer traffic and sales volume due to changes in consumer behavior as individuals decreased automobile use and practiced social distancing and other behavioral changes mandated by governmental authorities or independently undertaken out of an abundance of caution resulting in same store sales in the second quarter of 2020 decreasing to 81% of prior year levels in the same period of 2019. In many of the countries in which we operate, the COVID-19 pandemic has resulted in an acute economic downturn and significantly increased unemployment. A sustained decline in the sales and operating results of locations as a result of the ongoing COVID-19 pandemic, the acute economic downturn resulting therefrom or continued weak economic conditions could, in turn, materially and adversely affect the ability of franchisees to pay, or disrupt the timely payment of, amounts owed to us or decrease the profitability of our locations.

The COVID-19, or coronavirus, outbreak has the potential to cause a disruption in our supply chain and may adversely impact economic conditions in North America, Europe, Australia and elsewhere. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in the sales and operating results of our locations. In addition, the continuation of the global outbreak of coronavirus may adversely affect the economies and financial markets of many countries and could result in a sustained reduction in the demand for our services and products, longer payment cycles, slower adoption of new technologies and/or increased price competition, as well as a reduction of workforce at our locations. A decline in the sales and operating results of our locations could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.

The extent to which the coronavirus impacts us will depend on future developments, including the duration, spread and severity of the pandemic, the extent of additional outbreaks, the effectiveness or duration of measures intended to contain or mitigate the spread of COVID-19 or prevent future outbreaks, and the effect of these developments on overall demand in the automotive repair and service industries in the geographic regions in which we operate, all of which are highly uncertain and difficult to accurately predict.

Our failure to build and maintain relationships with insurance partners could adversely affect our business.
A significant portion of the profits generated by certain of our brands, such as ABRA, CARSTAR and Fix Auto are derived from insurance companies. Many insurance companies have implemented performance-based agreements (“PBAs”) with collision repair operators who have been recognized as consistent high quality, performance-based repairers in the industry. We have PBAs with a variety of insurance providers, typically with one-year durations with automatic renewal provisions. If we or enough of our franchisees fail to perform services for an insurance provider in accordance with the service levels in the applicable PBA, the insurance provider may terminate or elect to not renew the PBA. Our ability to continue to grow our business with respect to certain brands, as well as to maintain existing business volume and pricing, is related to our ability to maintain these PBAs. In addition, our ability to open additional locations may depend on our ability to maintain and grow PBAs, and the loss of any existing material PBAs could have a material adverse effect on the operations and business prospects of one or more of our brands. PBAs are governed by agreements that are usually cancellable upon short notice. These relationships can change quickly, both in terms of pricing and volumes, depending upon collision repair shop performance, cycle time, cost of repair, customer satisfaction, competition, insurance company management, program changes and general economic activity. There can be no assurance that PBAs will not change in the future, which in turn could materially and adversely affect our business and results of operations.

A significant portion of our revenue-generating assets are pledged as security under the terms of our securitized financing facility.
Our securitized debt facility is secured by substantially all of the domestic and foreign revenue-generating assets of the Company and its subsidiaries other than the assets in our Car Wash segment and certain other businesses, including all franchise agreements, material company-operated locations, material product distribution contracts and material intellectual property. Under certain circumstances, we may be terminated as manager of such assets of our subsidiaries under the securitized debt facility or following an event of default pursuant to the terms of such debt facility, the pledged assets under such facility may be foreclosed upon pursuant to the terms of the Securitization Senior Notes Indenture. See “Risk factors—Risks Related to the Securitized Debt Facility.”

If we are unable to successfully enter new markets and select appropriate sites for our locations, and if our franchisees are unable to construct new locations, complete remodels of our locations, or convert non-Driven Brands locations into our locations, our growth strategy may not succeed.

Our growth strategy includes entering into franchise agreements and development agreements with franchisees who will open additional locations in markets where there are either an insufficient number or relatively few or no existing locations. We rely heavily on these franchisees and developers to grow our franchise systems, and there can be no assurance that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets either in the United States, Canada, Europe or other international markets. Consumer characteristics and competition in new markets may differ substantially from those in the markets where we currently operate. Additionally, we may be unable to identify qualified franchisees and independent operators or appropriate locations, develop brand recognition, successfully market our products or attract new customers in such markets. Further, we may refranchise company-operated locations to franchisees in the future. The success of these transactions is dependent upon the availability of sellers and buyers, the availability of financing, and our ability to negotiate transactions on terms deemed acceptable. In addition, the operations of locations that we acquire may not be integrated successfully, and the intended benefits of such transactions may not be realized.

We and our franchisees face many other challenges in opening additional locations, including:
•availability of financing on acceptable terms;
•negotiation of acceptable lease terms;
•securing required applicable governmental permits and approvals;
•impact of natural disasters and other acts of nature and terrorist acts or political instability;
•availability of franchise territories not prohibited by the territorial exclusivity provisions of existing franchisees;
•diversion of management’s attention to the integration of acquired location operations;
•exposure to liabilities arising out of sellers’ prior operations of acquired locations;
•incurrence or assumption of debt to finance acquisitions or improvements and/or the assumption of long-term, non-cancelable leases; and
•general economic and business conditions.

Should we and our franchisees not succeed in opening additional locations or improving existing locations, there may be adverse impacts to our growth strategy and to our ability to generate additional profits, which in turn could materially and adversely affect our business and results of operations.

A component of our business strategy includes the construction of additional locations and the renovation and build-out of existing locations, and a significant portion of the growth in our sales and profit margins will depend on growth in comparable sales for our locations. We face competition from other operators, retail chains, companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of our expansion plans. If we experience delays in the construction or remodeling processes, we may be unable to complete such activities at the planned cost, which could adversely affect our business and results of operations. Additionally, we cannot guarantee that such remodeling will increase the revenues generated by these locations or that any such increases will be sustainable. Likewise, we cannot be sure that the sites we select for additional locations will result in locations which meet sales expectations. Our failure to add a significant number of additional locations or grow comparable sales for our locations could materially and adversely affect our business and results of operations.

In particular, because the majority of the development of additional locations is likely to be funded by franchisee investment, our growth strategy is dependent on our existing and prospective franchisees’ ability to access funds to finance such development. We do not generally provide our franchisees with direct financing and therefore their ability to access borrowed funds generally depends on their independent relationships with various financial institutions. In addition, labor and material costs expended will vary by geographical location and are subject to general price increases. The timing of these improvements can affect the performance of a location, particularly if the improvements require the relevant location to be closed. If our existing and prospective franchisees are not able to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of additional locations. In addition, our growth strategy may take longer to implement and may not be as successful as expected. Both of these factors could reduce our competitiveness and future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.

Certain acquisitions could adversely affect our financial results.
We may pursue strategic acquisitions as part of our business strategy. There is no assurance that we will be able to find suitable acquisition candidates or be able to complete acquisitions on favorable terms, if at all. We may also discover liabilities or deficiencies associated with any companies acquired that were not identified in advance, which may result in unanticipated costs. The effectiveness of our due diligence review and ability to evaluate the results of such due diligence may depend upon the accuracy and completeness of statements and disclosures made or actions taken by the target companies or their representatives. As a result, we may not be able to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. In addition, we may not be able to successfully integrate ICWG or other acquired businesses and may incur significant costs to integrate and support acquired companies. Any of these factors could adversely affect our financial results.

Our business may be adversely impacted by additional leverage in connection with acquisitions.
We may pursue strategic acquisitions as part of our business strategy. If we are able to identify acquisition candidates, such acquisitions may be financed with a substantial amount of additional indebtedness. Although the use of leverage presents opportunities to increase our profitability, it has the effect of potentially increasing losses as well. If income and appreciation from acquisitions acquired through debt are less than the cost of the debt, the total return will decrease. Accordingly, any event which adversely affects the value of an acquisition will be magnified to the extent we are leveraged and we could experience losses substantially greater than if we did not use leverage.

Increased indebtedness could also make it more difficult for us to satisfy our obligations with respect to any other debt agreements, increase our vulnerability to general adverse economic and industry conditions and require that a greater portion of our cash flow be used to pay indebtedness, which would reduce the availability of cash available for other purposes, and limit our flexibility in planning for, or reacting to, changes in our business and in the automotive services and parts distribution and car wash industries, which could place us at a disadvantage to competitors that have less debt. In addition, additional indebtedness may require us to agree to financial and other covenants that may limit our ability to make investments, pay dividends or engage in other transactions beneficial to our business, and the leverage may cause potential lenders to be less willing to lend funds or refinance existing indebtedness in the future. Additional leverage and the risks associated with additional leverage could also cause the trading price of our common stock to decrease. Our failure to comply with our covenants under such indebtedness could result in an event of default that, if not cured or waived, could result in an acceleration of repayment of other existing indebtedness.

Leveraged losses could adversely affect our ability to manage and support our locations and our brands, which in turn could materially and adversely affect our business and results of operations.

We may not be able to achieve management’s estimate of the Acquisition Adjusted EBITDA of acquired businesses, and our Acquisition Adjusted EBITDA is based on certain estimates and assumptions and should not be regarded as a representation by us or any other person that we will achieve such operating results.

We have prepared Acquisition EBITDA adjustments for businesses that we acquired in 2020 and 2019 that are reflected in our Acquisition Adjusted EBITDA. These Acquisition EBITDA adjustments have not been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) or any other accounting or securities regulations relating to the presentation of pro forma financial information. In particular, these adjustments do not account for seasonality and are not a guarantee that such results will actually be realized. Our failure to achieve the expected revenue and Adjusted EBITDA contributions from these acquired businesses could have a material adverse effect on our financial condition and results of operations.

Our Acquisition Adjusted EBITDA represents our estimate of our anticipated annual operating results, including, without limitation, our estimates of the contribution of acquired businesses if such acquisitions had occurred on the first day of the applicable period. Our Acquisition Adjusted EBITDA is based on certain estimates and assumptions, some or all of which may not materialize. Unanticipated events may occur that could have a material adverse effect on the actual results achieved by us during the periods to which these estimates relate. Presentation of Acquisition Adjusted EBITDA excludes certain expense items and such presentation is not intended to be a substitute for historical GAAP measures of operating performance or liquidity. See “Item #6 - Selected Financial Data” for a discussion of the limitations of non-GAAP measures and the Acquisition Adjusted EBITDA calculation included in this Annual Report.

Our Acquisition Adjusted EBITDA is subject to material risks, uncertainties and contingencies. We do not intend to update or otherwise revise our Acquisition Adjusted EBITDA to reflect circumstances existing or arising after the date of this document, or to reflect the occurrence of unanticipated events. The inclusion of Acquisition Adjusted EBITDA should not be regarded as a representation by us or any other person that we will achieve such operating results or revenues.

Our business is subject to a certain level of seasonality and may be impacted by the weather.
Seasonal changes may impact the demand for our automotive repair and maintenance services and products. Customers may purchase fewer undercar services during the winter months, when miles driven tend to be lower. Demand for collision repair and services may be lower outside of winter months, when collisions are typically less common due to improved driving conditions. Our 1-800 Radiator brand experiences seasonal fluctuations related to the sale of air conditioning and heating parts. In addition, customers may defer or forego car washes or vehicle maintenance, such as oil changes, at any time during periods of inclement weather. In our locations that sell or rotate tires, sales may decrease during the period from January through April and in September. Profitability of franchisees is also typically lower during months in which revenue composition is more heavily weighted toward tires, which is a lower margin category. In addition, profitability in certain areas of North America may be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher. Unusual fluctuations in demand for car wash or automotive repair and maintenance services and products could reduce our sales and profit margins, which in turn may materially and adversely affect our business and results of operations.

Our business may be adversely impacted by the geographic concentration of our locations.
Although the franchise agreements provide franchisees with varying degrees of exclusive areas and territory exclusivity, these territories may be relatively small, and overall there is a geographic concentration of our locations in certain countries, states, regions and provinces. As a result, economic conditions in particular areas may have a disproportionate impact on our business. As of December 26, 2020, there were locations in 49 states in the United States and 14 other countries. In the United States, our locations were most concentrated in California, Texas, Florida, Illinois and Ohio, in Canada our locations were most concentrated in Ontario and Quebec and in Europe our locations were most concentrated in the U.K. and Germany. In North America, no single state or province accounted for more than 12% of system sales and the top three states represented less than 27% of system sales for the year ended December 26, 2020. Adverse economic conditions in countries, states, regions or provinces that contain a high concentration of our locations could have a material adverse impact on our sales and profit margins in the future, which in turn could materially and adversely affect our business and results of operations.

The number of our brands exposes us to a greater variety of risks.
The diversity of our brands may expose us to a wider range of risks than a single-branded business. In addition, the impact of certain risks may differ across our service categories, and certain risks may impact one or more of our brands disproportionately. Risks affecting one or more of our brands could materially and adversely affect our business and results of operations. In addition, certain of our brands compete with one another in the same service categories and geographic regions.

Our international operations are subject to various risks and uncertainties, and there is no assurance that they will be successful.
We have international operations in Canada, Europe, and Australia. The financial conditions of our international franchisees and independent operators may be adversely impacted by political, economic or other changes in these markets. In addition, payments we receive from our international franchisees may be affected by recessionary or expansive trends, increasing labor costs, changes in applicable tax laws, changes in inflation rates, changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds, application of tariffs to supplies and goods, expropriation of private enterprises, political and economic instability and other external factors in these markets. In addition, we and our current or future franchisees face many risks and uncertainties in opening additional international locations, including differing cultures and consumer preferences, diverse government regulations and tax systems, securing acceptable suppliers, difficulty in collecting payments and longer payment cycles, uncertainty with respect to intellectual property protections, contract enforcement and legal remedies, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements, independent operator agreements, development agreements and agreements related thereto (collectively, the “franchise documents” with respect to franchisees and the “independent operator documents” with respect to independent operators), the selection and availability of suitable locations for our locations, currency regulation and other external factors. Further, changing labor conditions may result in difficulties in staffing and training at international locations, franchised and independently-operated locations. Any of the foregoing may materially and adversely affect our business and results of operations.

Adverse economic conditions or a global debt crisis could adversely affect our business.
Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. An economic downturn may result in a reduction in the demand for our services and products, longer payment cycles, slower adoption of new technologies and/or increased price competition. In addition, certain European countries experienced deterioration of their sovereign debt during the recent global economic crisis and were impacted by slowing growth rates or recessionary conditions, market volatility and/or political unrest. Although Europe has experienced market stabilization and improvements, there is no assurance that such stabilization or improvements will be sustainable. Any deterioration of economic conditions in Europe, the United States, or Canada could have a material adverse impact on financial markets and economic conditions in the United States and throughout the world.

Economic downturns, as declining economic conditions may cause customers to defer vehicle maintenance, repairs, oil changes or other services, obtain credit, or repair and maintain their own vehicles. As a result, poor economic conditions may lead to a decline in the sales and operating results of our locations, which could in turn materially and adversely affect the ability of franchisees to pay franchise royalties or amounts owed to us, or have a material adverse impact on our ability to pursue our growth strategy. Each of these results would reduce our profits, which may materially and adversely affect our business and results of operations.

Our success depends on the effectiveness of our marketing and advertising programs.
Brand marketing and advertising significantly affect sales at our locations. Our marketing and advertising programs may not be successful, which may prevent us from attracting new customers and retaining existing customers. Also, because many of the franchisees are contractually obligated to pay advertising fees based on a percentage of their gross revenues and because we will deduct a portion of the gross revenues of the company-operated locations to fund their marketing and advertising fees, our advertising budget depends on sales volumes at these locations. While we and certain of our franchisees have sometimes voluntarily provided additional funds for advertising in the past, we are not legally obligated to make such voluntary contributions or loan money to pay for advertising. If sales decline, we will have fewer funds available for marketing and advertising, which could materially and adversely affect our revenues, business and results of operations.

As part of our marketing efforts, we rely on print, television and radio advertisements, as well as search engine marketing, web advertisements, social media platforms and other digital marketing to attract and retain customers. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee or customer engagement. Customers are increasingly using internet sites and social media to inform their purchasing decisions and to compare prices, product assortment, and feedback from other customers about quality, responsiveness and customer service before purchasing our services and products. If we are unable to continue to develop successful marketing and advertising strategies, especially for online and social media platforms, or if our competitors develop more effective strategies, we could lose customers and sales could decline. In addition, a variety of risks are associated with the use of social media and digital marketing, including the improper disclosure of proprietary information, negative comments about or negative incidents regarding us, exposure of personally identifiable information, fraud or out-of-date information. The inappropriate use of social media and digital marketing vehicles by us, our franchisees, customers, employees or others could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Many social media platforms immediately publish the content, videos and/or photographs created or uploaded by their subscribers and participants, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of negative information related to our brands could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. The occurrence of any such developments could have an adverse effect on our business results and on our profits.

Our failure or our franchisees’ and independent operators’ failure to comply with health, employment and other federal, state, local and provincial laws, rules and regulations may lead to losses and harm our brands.
We and our franchisees and independent operators are subject to various federal, state, local, provincial and foreign laws and are subject to a variety of litigation risks, including, but not limited to, customer claims, product liability claims, personal-injury claims, environmental claims, employee allegations of improper termination, harassment and discrimination, wage and hour claims and claims related to violations of the Americans with Disabilities Act of 1990 (“ADA”), the Family and Medical Leave Act (“FMLA”) and similar foreign, state, local and provincial laws, the Foreign Corrupt Practices Act and similar anti- bribery and corruption laws and regulations, religious freedom, the Fair Labor Standards Act (“FLSA”), applicable Canadian employment standards legislation, the Dodd-Frank Act, the Health Care Reform Act, the Electronic Funds Transfer Act, the Payment Card Industry Data Security Standards, franchise laws, ERISA and intellectual property claims. The successful development and operation of our locations depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. Our locations’ operations are also subject to licensing and regulation by state, local and provincial departments relating to safety standards, federal, state and provincial labor and immigration law (including applicable equal pay and minimum wage requirements, overtime pay practices, reimbursement for necessary business expense practices, classification of employees, working and safety conditions and work authorization requirements), federal, state, local and provincial laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the ADA, the Health Care Reform Act and applicable human rights and accessibility legislation, and subsequent amendments.

The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and provinces and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationships with our franchisees. Similarly, in Europe, our independent operator model is subject to rules and regulations that vary by country, state and region. Any future regulation affecting our independent operator relationships could materially and adversely affect our business and results of operations. For example, future regulation could require us to pay additional commissions to independent operators in order for our independent operators not to be deemed our employees. We may incur substantial additional costs in each jurisdiction in which our independent operators are deemed to be employees as a result of legislative or interpretive changes.

Failure to comply with new or existing franchise or independent operator laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future sales, which could reduce profits, which in turn could materially and adversely affect our business and results of operations.

In addition to the risk of adverse legislation or regulations being enacted in the future, we cannot predict how existing or future laws or regulations will be administered or interpreted. Further, we cannot predict the amount of future expenditures that may be required in order to comply with any such laws or regulations.

We are subject to the FLSA, applicable foreign employment standards laws and similar state laws, which govern such matters as time keeping and payroll requirements, minimum wage, overtime, employee and worker classifications and other working conditions, along with the ADA, FMLA and the Immigration Reform and Control Act of 1986, various family leave, sick leave or other paid time off mandates and a variety of other laws enacted, or rules, regulations and decisions promulgated or rendered, by federal, state, local and provincial governmental authorities that govern these and other employment matters, including labor scheduling, meal and rest periods, working conditions and safety standards. We have experienced and expect further increases in payroll expenses as a result of federal, state and provincial mandated increases in the minimum wage. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to our brands.

A significant percentage of our franchisees in the United States have received loans under the Paycheck Protection Program enacted pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and applicable implementing guidelines issued by the U.S. Small Business Administration thereunder (the “PPP”). The terms of the PPP provide that up to the entire amount of principal and accrued interest on the loans made thereunder may be forgiven to the extent the proceeds of such loans are used for qualifying expenses, including certain payroll costs, rent and utility expenses, and at least 60% of such proceeds are used to fund payroll costs. There can be no assurance that a franchisee will qualify for forgiveness of a loan under the PPP in whole or in part and any use of proceeds to make franchise royalty payments will not qualify for forgiveness. The terms of the PPP may be materially modified by additional or amended implementing guidelines (e.g., a further reduction in the required percentage of loan proceeds that must be applied to fund payroll costs to qualify for forgiveness), and there can be no assurance that any such modification will not impose additional conditions on franchisees to qualify for forgiveness of a loan under the PPP or otherwise materially modify the terms of any such loan. In addition, these loans may contain representations and warranties that the loan is “necessary to support ongoing operations” of the franchisee and will contain other customary provisions and events of default. To the extent any portion of a loan under the PPP is not forgiven, the debt service payments on such loan or, to a greater extent, the acceleration of the full outstanding amount of such loan following an event of default, including for non-payment of debt service or breach of representations and warranties, could materially and adversely affect the ability of such franchisee to pay, or disrupt the timely payment of, franchisee payments, advertising fees or other amounts to us, landlords, key suppliers or creditors which, in turn, could materially and adversely affect our business and results of operations.

Companies that operate franchise systems may also be subject to claims for allegedly being a joint employer with a franchisee. In August 2015, the National Labor Relations Board (the “NLRB”) adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. Under that standard, there was an increased risk that franchisors could be held liable or responsible for unfair labor practices and other violations at franchised locations under the National Labor Relations Act and subject them to other liabilities and obligations. However, on February 25, 2020 the NLRB adopted a rule that reinstated the standard that existed prior to August 2015 thereby reducing the risk that franchisors might be held liable as a joint employer under the National Labor Relations Act as well for other violations and claims referenced above. Further, on January 12, 2020, the U.S. Department of Labor (the “DOL”) announced a final rule to revise and update the definition of joint employer under the FLSA. Under the final rule, the test for assessing whether a party can be deemed a joint employer would be based upon whether that party (i) hires or fires the employee; (ii) supervises and controls the employee’s work schedule or conditions of employment to a substantial degree; (iii) determines the employee’s rate and method of payment; and (iv) maintains the employee’s employment records. The final rule also clarifies when additional factors may be relevant in determining whether a person is a joint employer, and identifies certain other factors that do not make joint employer status more or less likely under the FLSA, including the relationships that exist under the typical franchise business model. The final rule was effective as of March 16, 2020, and is likely to reduce a franchisor’s risk of liability that existed under the joint employer standard in effect under the FLSA prior to that date. However, a New York federal court rejected certain provisions of the DOL’s final rules in September 2020 relating to the joint employer test. The new rules promulgated by the NLRB and the DOL do not affect potential liability as a joint employer under other federal or state laws that are interpreted to require application of the standards existing prior to the adoption of the new rules in 2020 or other similar standards. Foreign concepts of joint-employment, co-employment and related employer status create similar risks in the international context, including with respect to our independent operator model in Europe.

Additionally, depending upon the outcome of certain legal proceedings currently pending before a federal court in California involving the application of the wage and hour laws of California in another franchise system, franchisors may be subject to claims that their franchisees should be treated as employees and not as independent contractors under the wage and hour laws of that state and, potentially, certain other states with similar wage and hour laws. Further, the California legislature recently enacted a statute known as Assembly Bill 5 (“AB-5”), which in its current form would require “gig economy” workers to be reclassified as employees instead of independent contractors. Depending upon the application of AB-5, franchisors in certain industries could be deemed to be covered by the statute, in which event their franchisees would be deemed to be employees of the franchisors. If such misclassification claims are successful against a franchisor, the franchisor could be liable to its franchisees (and potentially their employees) based upon the rights and remedies available to employees under such laws and, thereafter, have to treat its franchisees (and their employees) as the franchisor’s employees under these laws.

We expect increases in payroll expenses as a result of federal, state and provincial mandated increases in the minimum wage, and although such increases are not expected to be material, there can be no assurance that there will not be material increases in the future. Enactment and enforcement of various federal, state, local and provincial laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor in any of the countries in which we operate. Other labor shortages or increased employee turnover could also increase labor costs. In addition, vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. Evolving labor and employment laws, rules and regulations could also result in increased exposure on our part for labor and employment related liabilities that have historically been borne by franchisees and independent operators.

Increased health care costs could have a material adverse effect on our business and results of operations. These various laws and regulations could lead and have led to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our franchisees, independent operators, employees or agents could damage our reputation and lead to litigation claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss or damage to personal property or business interruption losses, which could result in significant awards or settlements to plaintiffs and civil or criminal penalties, including substantial monetary fines. Such events could lead to an adverse impact on our financial condition, even if the monetary damage is mitigated by insurance coverage.

Noncompliance by us or our franchisees or independent operators with any of the foregoing laws and regulations could lead to various claims and reduced profits as set forth in more detail below under “Risk Factors—Complaints or litigation may adversely affect our business and reputation.”

Our locations are subject to certain environmental laws and regulations.

Certain activities of our locations involve the handling, storage, transportation, import/export, recycling, or disposing of various new and used products and generate solid and hazardous wastes. These business activities are subject to stringent foreign, federal, regional, state, local and provincial laws, by-laws and regulations governing the storage and disposal of these products and wastes, the release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations upon our locations’ operations, including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to store and how to handle new products and to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material, the imposition of substantial liabilities for pollution resulting from our locations’ operations, and costs associated with workers’ compensation and similar health claims from employees.

In addition, environmental laws and regulations have generally imposed further restrictions on our operations over time, which may result in significant additional costs to our business. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial and corrective action obligations, and the issuance of injunctions limiting or preventing operation of our locations. Any adverse environmental impact on our locations, including, without limitation, the imposition of a penalty or injunction, or increased claims from employees, could materially and adversely affect our business and results of operations.

Environmental laws also impose liability for damages from and the costs of investigating and cleaning up sites of spills, disposals or other releases of hazardous materials. Such liability may be imposed, jointly and severally, on the current or former owners or operators of properties or parties that sent wastes to third-party disposal facilities, in each case without regard to fault or whether such persons knew of or caused the release. Although we are not presently aware of any such material liability related to our current or former locations or business operations, such liability could arise in the future and could materially and adversely affect our business and results of operations.

Complaints or litigation may adversely affect our business and reputation.
We may be subject to claims, including class action lawsuits, filed by customers, franchisees, independent operators, employees, suppliers, landlords, governmental authorities and others in the ordinary course of business, including as a result of violations of the laws set forth above under “Risk Factors — Our failure or our franchises’ and independent operators’ failure to comply with health, employment, and other federal, state, and local laws, rules and regulations may lead to losses and harm our brands” and “Risk Factors —Our locations are subject to certain environmental laws and regulations.” Significant claims may be expensive to defend and may divert time and resources away from our operations, causing adverse impacts to our operating results. In addition, adverse publicity related to litigation could negatively impact the reputation of our brands, even if such litigation is not valid, or a substantial judgment against us could negatively impact the reputation of our brands, resulting in further adverse impacts to results of operations. Franchisees and independent operators are subject to similar litigation risks.
In the ordinary course of business, we will be, from time to time, the subject of complaints or litigation from franchisees and independent operators, which could relate to alleged breaches of contract or wrongful termination under the franchise documents and independent operator documents. These claims may also reduce the ability of franchisees to enter into new franchise agreements with us. In addition, litigation against a franchisee, independent operator or their affiliates or against a company-operated location by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee, independent operator or company-operated location, including, without limitation, for allegedly being a joint employer with a franchisee or independent operator, resulting in vicarious liability for acts and omissions at locations over which we have little or no control over day-to-day operations. Litigation may lead to a decline in the sales and operating results of our locations and divert our management resources regardless of whether the allegations in such litigation are valid or whether we are liable.

Further, we may be subject to employee, franchisee, independent operator and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. We have been subject to these types of claims in the past, and if one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, financial condition and operating results could be harmed.

Certain governmental authorities and private litigants have recently asserted claims against franchisors for provisions in their franchise agreements which restrict franchisees from soliciting and/or hiring the employees of other franchisees or the applicable franchisor. Claims against franchisors for such “no-poaching” clauses include allegations that these clauses violate state and federal antitrust and unfair practices laws by restricting the free movement of employees of franchisees or franchisors (including both corporate employees and the employees of company-operated locations), thereby depressing the wages of those employees. All of our brands operating in the United States have had no-poaching clauses in their franchise agreements. In 2018, the Attorney General of the State of Washington issued civil investigative demands to a number of franchisors seeking information concerning no-poaching clauses in their franchise agreements. Beginning in January 2019, several brands, including ABRA, CARSTAR, Maaco, Meineke, Fix Auto and 1-800-Radiator & A/C, received civil investigative demands requesting information concerning their use of no-poaching clauses. To resolve objections to these clauses raised by the Washington Attorney General, these brands entered into an Assurance of Discontinuance with the state agreeing to no longer include such provision in any U.S. franchise agreement or renewal franchise agreement signed after the date of the Assurance of Discontinuance, to not enforce any such provisions in any of their existing franchise agreements and to notify their franchisees of these changes. In the case of Washington-based franchisees, these brands agreed to seek amendments to their franchise agreements removing the no-poaching clauses. No fines or other monetary penalties were assessed against the brands. Prior to receipt of the civil investigative demands, our then existing brands operating in the United States decided to delete the no-poaching clauses in their franchise agreements. All of our brands have notified franchisees that they do not intend to enforce the no-poaching clauses in their existing franchise agreements. Our brands operating outside of the United States also have decided to delete the no-poaching clauses, if any, contained in their franchise agreements, to the extent they are entering into new franchise agreements. Our brands may be subject to claims arising out of their prior inclusion of no-poaching clauses in their franchise agreements that may have restricted the employment opportunities of employees of our brands. Any adverse results in any cases or proceedings that may be brought against our brands by any governmental authorities or private litigants may materially and adversely affect our business and results of operations.

We may have product liability exposure that adversely affects our results of operations.
Our locations and franchisees may receive or produce defective products, which may adversely impact the relevant brand’s goodwill. There can be no assurance that the insurance held by franchisees will be adequate to cover the associated risks of the sale of defective products, or that, as a franchise and the associated potential liabilities grows, a franchisee will be able to secure an increase in its insurance coverage. Accordingly, in cases in which a franchisee experiences increased insurance premiums or must pay claims out of pocket, the franchisee may not have the funds necessary to pay franchisee payments owed to us. In cases in which insurance premiums increase or claims are required to be paid by us, the profitability of our business may decrease. Each of these outcomes could, in turn, materially and adversely affect our business and results of operations. In the event that product liability arises, to the extent such liability is either not covered by our or the franchisees’ insurance or exceeds the policy limits of our or the franchisees’ insurance, the aggrieved parties could seek to recover their losses from us, whether or not we are legally or contractually entitled to do so, which could increase litigation costs or result in liability for us.

We are subject to payment-related risks.
For our sales to our customers, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers and electronic payment systems. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply with the foregoing rules or requirements could harm our brand, reputation, business and results of operations.

Catastrophic events may disrupt our business in a manner that adversely affects our business.
Unforeseen events, including war, terrorism and other international, regional or local instability or conflicts (including current or future civil unrest and labor issues), embargos, public health issues (including widespread/pandemic illness or disease outbreaks such as coronavirus), and natural disasters such as hurricanes, earthquakes, or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of franchisees, distributors, suppliers or customers, or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive products from our distributors or suppliers, which could have a material adverse effect on our business and results of operations.

Instability, disruption or destruction caused by civil insurrection or social unrest may affect the markets in which we operate, our suppliers, customers, sales of products and customer service.
Our business, and the business of our suppliers, may be adversely affected by instability, disruption, or destruction caused by riots, civil insurrection, social unrest, manmade disasters or crimes. There have been recent demonstrations and protests in cities throughout the United States. Though they have generally been peaceful, in some locations they have been accompanied by damage and loss of merchandise. These events may result in closures of our locations, declines in customer traffic, and/or property damage and loss to our locations. Further, governmental authorities in affected cities and regions have taken and may continue to take actions in an effort to protect people and property while permitting lawful and non-violent protest, including curfews and restrictions on business operations, which may be disruptive to our operations and may also harm consumer confidence and perceptions of personal well-being and security. In addition, consumer reaction to any statements we or our franchisees or independent operators may make in response to the protests, or to matters directly or indirectly related to the protests, could be perceived in a way that negatively impacts our reputation, value and image. All of the foregoing may negatively affect our sales, which could have a material adverse effect on our business and results of operations.

We and our franchisees lease or sublease the land and buildings where a number of our locations are situated, which could expose us to possible liabilities and losses.
We and our franchisees lease the land and buildings where a significant number of our locations are located. The terms of the leases and subleases vary in length, with primary terms (i.e., before consideration of option periods) expiring on various dates. In addition, franchisees’ obligations or the company-operated location’s obligations to pay rent are generally non-cancelable, even if the location operated at the leased or subleased location is closed. In the case of subleased locations, in the event the applicable franchisee fails to make required payments, we may not be able to recover those amounts. As leases expire, the franchisees or the company-operated locations may be unable to negotiate renewals on commercially acceptable terms or at all, which could cause the franchisees or the company-operated locations to close locations in desirable locations or otherwise negatively affect profits, which in turn could negatively affect our business and results of operations.

Our current locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all, which could adversely affect our business.
The success of any of our locations depends in substantial part on its location. There can be no assurance that our current locations will continue to be attractive as demographic patterns and trade areas change. For example, neighborhood or economic conditions where our locations are located could decline in the future, thus resulting in potentially reduced sales. In addition, rising real estate prices in some areas may restrict our ability or our franchisees’ ability to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, our ability to execute our growth strategies could be adversely affected, and we may be affected by declines in sales as a result of the deterioration of certain locations, each of which could materially and adversely affect our business and results of operations.

Our financial performance could be materially adversely affected if we fail to retain, or effectively respond to a loss of, key executives.
The success of our business depends on the contributions of key executives and senior management, including our chief executive officer and chief financial officer. The departure of key executives or senior management could have a material adverse effect on our business and long-term strategic plan. We have a succession plan that includes short-term and long-term planning elements intended to allow us to successfully continue operations should any of our key executives or senior management become unavailable to serve in their respective roles. However, there is a risk that we may not be able to implement the succession plan successfully or in a timely manner or that the succession plan will not result in the same financial performance we currently achieve under the guidance of our existing executive team. Any lack of management continuity could adversely affect our ability to successfully manage our business and execute our growth strategy, as well as result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult.

We might be adversely impacted by the Brexit withdrawal of the United Kingdom from the European Union.
We have operations in the U.K. and the European Union (“E.U.”) and face risks associated with the uncertainty and potential disruptions that might follow the United Kingdom withdrawing from the European Union (“Brexit”). Brexit could adversely affect political, regulatory, economic or market conditions and contribute to instability in global political institutions, regulatory agencies and financial markets. For example, we might experience volatility in exchange rates and interest rates and changes in laws regulating our U.K. operations. Customers might reduce purchases due to the uncertainty caused by Brexit. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
Risks Related to Intellectual Property

We depend on our intellectual property to protect our brands; Litigation to enforce or defend our intellectual property rights may be costly.
Our intellectual property is material to the conduct of our business. Our success depends on our and our franchisees’ continued ability to use our intellectual property and on the adequate protection and enforcement of such intellectual property. We rely on a combination of trademarks, service marks, copyrights trade secrets and similar intellectual property rights to protect our brands. The success of our business strategy depends, in part, on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded services and products in both existing and new markets. There can be no assurance that the steps we take to protect and maintain our rights in our intellectual property will be adequate, or that third parties will not infringe, misappropriate or violate our intellectual property. If any of our efforts to protect our intellectual property is not adequate, or if any third party infringes, misappropriates or violates our intellectual property, the value of our brands may be harmed. As a result, if we are unable to successfully protect, maintain, or enforce our rights in our intellectual property, there could be a material adverse effect on our business and results of operations. Such a material adverse effect could result from, among other things, consumer confusion, dilution of the distinctiveness of our brands, or increased competition from unauthorized users of our brands, each of which may result in decreased revenues and a corresponding decline in profits. In addition, to the extent that we do, from time to time, institute litigation to enforce our intellectual property rights, such litigation could result in substantial costs and diversion of resources and could negatively affect profits, regardless of whether we are able to successfully enforce such rights.

We may fail to establish trademark rights in the countries in which we operate.
Our success depends on our and our franchisees’ continued ability to use our trademarks in order to capitalize on our name-recognition, increase awareness of our brands and further develop our brands in the countries in which we operate. We have registered certain trademarks and have other trademark applications pending in the United States and certain foreign jurisdictions. Registrations for “Fix Auto USA” are owned and maintained by a third-party licensor. See “—We do not own certain software that is used in operating our business, and our proprietary platforms and tools incorporate open source software.” Not all of the trademarks that we use have been registered in all of the countries in which we do business or may do business in the future, and some trademarks may never be registered in all of these countries. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties (other than Mondofix in the case of “Fix Auto USA”) may have filed for “1-800 Radiator,” “ABRA,” “CARSTAR,” “Drive N Style,” “Econo Lube N’ Tune,” “Maaco,” “Meineke,” “Merlin”, “Pro Oil Change,” “Take 5 Oil Change,” “IMO” or similar marks in countries where we have not registered the brands as trademarks. Rights in trademarks are generally national in character, and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for trademarks that are the same or similar to our brands in countries where we have not registered our brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of our brands may result in liability for trademark infringement, trademark dilution or unfair competition. In addition, the laws of some countries do not protect intellectual property to the same extent as the laws of the United States and Canada. All of the steps we have taken to protect our intellectual property in the United States, Canada and in the foreign countries in which we operate may not be adequate.

If franchisees and other licensees do not observe the required quality and trademark usage standards, our brands may suffer reputational damage, which could in turn adversely affect our business.
We license certain intellectual property to franchisees, advertisers and other third parties. The franchise agreements and other license agreements require that each franchisee or other licensee use our trademarks in accordance with established or approved quality control guidelines and, in addition to supply agreements, subject the franchisees, other licensees and suppliers that provide products to our brands, as applicable, to specified product quality standards and other requirements in order to protect the reputation of our brands and to optimize the performance of our locations. We contractually require that our franchisees and licensees maintain the quality of our brand, however, there can be no assurance that the permitted licensees, including franchisees, advertisers and other third parties, will follow such standards and guidelines, and accordingly their acts or omissions may negatively impact the value of our intellectual property or the reputation of our brands. Noncompliance by these entities with the terms and conditions of the applicable governing franchise or other agreement that pertains to servicing and repairs, health and safety standards, quality control, product consistency, timeliness or proper marketing or other business practices, may adversely impact the goodwill of our brands. For example, franchisees and other licensees may use our trademarks improperly in communications, resulting in the weakening of the distinctiveness of our brands. Although we monitor and restrict franchisee activities through our franchise agreements, franchisees or third parties may refer to or make statements about our brands that do not make proper use of trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brands or place our brands in a context that may tarnish their reputation. Franchisees or company-operated locations may also produce or receive through the supply chain defective products, which may adversely impact the goodwill of our brands. There can be no assurance that the franchisees or other licensees will not take actions that could have a material adverse effect on our intellectual property.

We may become subject to third-party infringement claims or challenges to IP validity.
We may in the future become the subject of claims asserted by third parties for infringement, misappropriation or other violation of their intellectual property rights in areas where we or our franchisees operate or where we intend to conduct operations, including in foreign jurisdictions. Such claims, whether or not they have merit, could be time-consuming, cause delays in introducing new products or services, harm our image, our brands, our competitive position or our ability to expand our operations into other jurisdictions and lead to significant costs related to defense or settlement. As a result, any such claim could harm our business and cause a decline in our results of operations and financial condition, which in turn may materially and adversely affect our business and results of operations.

If such claims were decided against us, then we could be required to pay damages, cease offering infringing products or services on short notice, develop or adopt non-infringing products or services, rebrand our products, services or even our businesses, and we could be required to make costly modifications to advertising and promotional materials or acquire a license to the intellectual property that is the subject of the asserted claim, which license may not be available on acceptable terms or at all. The attendant expenses that we bear could require the expenditure of additional capital, and there would be expenses associated with the defense of any infringement, misappropriation, or other third-party claims, and there could be attendant negative publicity, even if ultimately decided in our favor. In addition, third parties may assert that our intellectual property is invalid or unenforceable. If our rights in any of our intellectual property were invalidated or deemed unenforceable, then third parties could be permitted to engage in competing uses of such intellectual property which, in turn, could lead to a decline in location revenues and sales, and thereby negatively affect our business and results of operations.

We do not own certain software that is used in operating our business, and our proprietary platforms and tools incorporate open source software.
We utilize both commercially available third-party software and proprietary software to run point-of-sale, diagnostics, pricing, inventory and various other key functions. While such software can be replaced, the delay, additional costs, and possible business interruptions associated with obtaining, renewing or extending software licenses or integrating a large number of substitute software programs contemporaneously could adversely impact the operation of our locations, thereby reducing profits and materially and adversely impacting our business and results of operations.

In addition, we use open source software in connection with our proprietary software and expect to continue to use open source software in the future. Some open source licenses require licensors to provide source code to licensees upon request, or prohibit licensors from charging a fee to licensees. While we try to insulate our proprietary code from the effects of such open source license provisions, we cannot guarantee we will be successful. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed or distributed with such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. We cannot assure you that we have not incorporated open source software into our proprietary software in a manner that may subject our proprietary software to an open source license that requires disclosure, to customers or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our proprietary software.

We are heavily dependent on computer systems and information technology and any material failure, interruption or security breach of our computer systems or technology could impair our ability to efficiently operate our business.
We are dependent upon our computer systems, including certain of our own proprietary software, and other information technology to properly conduct our business, including, but not limited to, point-of-sale processing in our locations, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. See “Risk Factors — We do not own certain software that is used in operating our business, and our proprietary platforms and tools incorporate open source software” herein. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these information technology systems. The failure of these systems to operate effectively, an interruption, problems with maintenance, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from our locations or a breach in security of any of these systems could result in loss of sales and franchise royalty payments, cause delays in customer service, result in the loss of data, create exposure to litigation, reduce efficiency, cause delays in operations or otherwise harm our business. Significant capital investments might be required to remediate any problems. Any security breach involving any of our point-of-sale or other systems could result in a loss of consumer confidence and potential costs associated with fraud or breaches of data security laws. Also, despite our considerable efforts to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur, resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. A security breach of our computer systems or information technology could require us to notify customers, employees or other groups, result in adverse publicity, loss of sales and profits, and could result in penalties or other costs that could adversely affect the operation of our business and results of operations.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include an unauthorized party gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, independent operators, our company, vendors or employees. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The company has been subject to attempted cyber-attacks in the past and may continue to be subject to such attacks in the future. A successful cyber-attack or other cyber incident experienced by us or our service providers could cause an interruption of our operations, could damage our relationship with franchisees and independent operators, and could result in the exposure of private or confidential data, potentially resulting in litigation. In addition to maintaining insurance coverage to address cyber incidents, we have also implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our reputation and financial results will not be adversely affected by any incident or event that occurs.

Because our locations accept electronic forms of payment from our customers, our business requires the collection and retention of customer data, including credit and debit card numbers and other personally-identifiable information in various information systems that we and our franchisees maintain in conjunction with third parties with whom we contract to provide credit card processing services. We also maintain important internal company data, such as personally-identifiable information about our employees, franchisees, and independent operators and information relating to our operations. Our use of personally-identifiable information is regulated by foreign, federal, state and provincial laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of federal, state and provincial laws and payment card industry regulations. A cyber incident could also require us to notify law enforcement agencies, customers, employees or other groups, result in fines or require us to incur expenditures in connection with remediation, require us to pay increased fees to third parties, result in adverse publicity, loss of sales and profits, or require us to incur other costs, any of which could adversely affect the operation of our business and results of our operations.

Changing regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and harm our brands in a manner that adversely affects our business.
The United States, Canada and other jurisdictions in which we operate are increasingly adopting or revising privacy, information security and data protection laws and regulations (“Privacy and Data Protection Laws”) that could have a significant impact on our current and planned privacy, data protection and information security related practices, including our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. In the United States, this includes increased privacy related enforcement activity at both the federal level and the state level, including the implementation of the California Consumer Protection Act (the “CCPA”), which came into effect in January 2020, and other state laws. In Canada, this includes the federal Personal Information Protection and Electronic Documents Act and similar laws in several Canadian provinces. In the European Union and the United Kingdom, this includes the implementation of the General Data Protection Regulation (the “GDPR”), which came into effect in May 2018, and in the UK they include the UK-GDPR, and the UK Data Protection Act of 2018 (the “UK Laws”). We, our affiliated entities and our service providers may need to take measures to ensure compliance with new, evolving and existing requirements contained in the GDPR, the CCPA, the UK Laws and other Privacy and Data Protection Laws and to address customer concerns related to their rights under any such Privacy and Data Protection Laws. We also may need to continue to make adjustments to our compliance efforts as more clarification and guidance on the requirements of the GDPR, the CCPA, the UK Laws and other Privacy and Data Protection Laws becomes available. Our ongoing efforts to ensure our and our affiliated entities’ compliance with the GDPR, the CCPA and other existing or future Privacy and Data Protection Laws affecting customer or employee data to which we are subject could result in additional costs and operational disruptions. Our and our affiliated entities and’ or services providers’ failure to comply with such laws could result in potentially significant regulatory investigations or government actions, litigation, operational disruptions, penalties or remediation and other costs, as well as adverse publicity, loss of sales and profits and an increase in fees payable to third parties. All of these implications could adversely affect our revenues, results of operations or business and financial condition.

Risks Relating to the Franchisees

A majority of our locations are owned and operated by franchisees and, as a result, we are highly dependent upon our franchisees.
While the franchise agreements are designed to maintain brand consistency, the high percentage of our locations owned by franchisees may expose us to risks not otherwise encountered if we had owned and controlled the locations. In particular, we are exposed to the risk of defaults or late payments by franchisees of franchisee payments. Other risks include limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; unwillingness of franchisees to support marketing programs and strategic initiatives; inability to participate in business strategy changes due to financial constraints; inability to meet rent obligations on subleases; failure to operate the locations in accordance with required standards; failure to report sales information accurately; efforts by one or more large franchisees or an organized franchise association to cause poor franchise relations; and failure to comply with quality and safety requirements that result in potential losses even when we are not legally liable for a franchisee’s actions or failure to act. Although we believe that our current relationships with franchisees are generally good, there can be no assurance that we will maintain strong franchise relationships. Our dependence on franchisees could adversely affect our business and financial condition, our reputation, and our brands.

Franchisees are operating entities exposed to risk.
Franchisees, as operating entities, may be natural persons or legal entities. Under certain of the franchise documents, franchisee entities are not required to be limited-purpose entities, making them potentially subject to business, credit, financial and other risks, which may be unrelated to the operations of our locations. These unrelated risks could materially and adversely affect a franchisee and its ability to make its franchisee payments in full or on a timely basis. A decrease in franchisee payments could have a material adverse effect on our business and results of operations.

Franchisee changes in control may cause complications.
The franchise documents prohibit “changes in control” of a franchisee without the consent of its “franchisor.” In the event we provide such consent, there is no assurance that a successor franchisee would be able to perform the former franchisee’s obligations under such franchise documents or successfully operate its franchise. In the event of the death or disability of a franchisee or the principal of a franchisee entity, the personal representative of the franchisee or principal of a franchisee entity may not find an acceptable transferee. In the event that an acceptable successor franchisee is not located, the franchisee would be in default under its franchise documents or otherwise not be able to comply with its obligations under the franchise documents and, among other things, the franchisee’s right to operate its franchise could be terminated. If a successor franchisee is not found, or a successor franchisee that is approved is not as successful in operating the location as the former franchisee or franchisee principal, the sales of the location would be impacted and could adversely impact our business and results of operations.

Franchise documents are subject to termination and non-renewal.
The franchise documents are subject to termination by the franchisor under the franchise documents in the event of a default generally after expiration of applicable cure periods. Under certain circumstances, including unauthorized transfer or assignment of the franchise, breach of the confidentiality provisions or health and safety violations, a franchise document may be terminated by the franchisor under the franchise document upon notice without an opportunity to cure. Generally, the default provisions under the franchise documents are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our intellectual property.

In addition, certain of the franchise documents have terms that will expire over the next 12 months. In such cases, the franchisees may renew the franchise document and receive a “successor” franchise document for an additional term. Such option, however, is contingent on the franchisee’s execution of the then-current form of franchise document (which may include increased franchise royalty rates, advertising fees and other costs or requirements), the satisfaction of certain conditions (including modernization of the location and related operations) and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, such franchisee’s expiring franchise document and the related franchisee payments will terminate upon expiration of the term of the franchise document unless we decide to restructure the franchise documents in order to induce such franchisee to renew the franchise document. Certain of the franchise documents also have month-to-month terms (or are subject to termination by the franchisee upon notice), and are therefore subject to termination at the end of any given month (or the period following notice of termination).

Terminations or restructurings of franchise documents could reduce franchise payments or require us to incur expenses to solicit and qualify new franchises, which in turn may materially and adversely affect our business and results of operations.

We may not be able to retain franchisees or maintain the quality of existing franchisees.
Each franchised location is heavily reliant on its franchisee, many of whom are individuals who have numerous years of experience addressing a broad range of concerns and issues relevant to its business. We attempt to retain such franchisees by providing them with competitive franchising opportunities. However, we cannot guarantee the retention of any, including the top-performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber, and the failure to do so could materially and adversely affect our business and results of operations. In the event a franchisee leaves our franchise and a successor franchisee is not found, or a successor franchisee that is approved is not as successful in operating the location as the former franchisee or franchisee principal, the sales of the location may be impacted.

The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees’ failure or inability to hire or retain qualified managers, mechanics, and other personnel or franchisees experiencing financial difficulty, including those franchisees that become over- leveraged. Training of managers, mechanics, and other personnel may be inadequate, especially due to advances and changes in automotive technology. These and other such negative factors could reduce the franchisees’ revenues, could impact payments under the franchise documents and could have a material adverse effect on our business and results of operations.

Our location development plans under development agreements may not be implemented effectively by franchisees.
We rely heavily on franchisees to develop our locations. Development involves substantial risks, including the following:
•the availability of suitable locations and terms for potential development sites;
◦the ability of franchisees to fulfill their commitments to build new locations in the numbers and the time frames specified in their development agreements;
◦the availability of financing, at acceptable rates and terms, to both franchisees and third-party landlords, for locations development;
◦delays in obtaining construction permits and in completion of construction;
◦developed properties not achieving desired revenue or cash flow levels once opened;
◦competition for suitable development sites;
◦changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the ADA); and
◦general economic and business conditions.

There is no assurance that franchisees’ development and construction of locations will be completed, or that any such development will be completed in a timely manner. There is no assurance that present or future development plans will perform in accordance with expectations.
The opening and success of our locations depend on various factors, including the demand for our locations and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, costs of construction, permit issuance and regulatory compliance, the ability to meet construction schedules, the availability of financing and other capabilities of franchisees. There is no assurance that franchisees planning the opening of locations will have the ability or sufficient access to financial resources necessary to open and operate the locations required by their agreements. It cannot be assured that franchisees will successfully participate in our strategic initiatives or operate locations in a manner consistent with our concepts and standards.

If our franchisees do not comply with their franchise agreements and policies or participate in the implementation of our business model, our business could be harmed.
Our franchisees are an integral part of our business. Franchisees will be subject to specified product quality standards and other requirements pursuant to the related franchise agreements in order to protect our brands and to optimize their performance. However, franchisees may provide substandard services or receive through the supply chain or produce defective products, which may adversely impact the goodwill of our brands. Franchisees may also breach the standards set forth in their respective franchise documents. We may be unable to successfully implement our business model, company policies, or brand development strategies if our franchisees do not actively participate in such implementation. The failure of our franchisees to focus on the fundamentals of each business’ operations, such as quality and service (even if such failures do not rise to the level of breaching the franchise documents), could materially and adversely affect our business and results of operations. It may be more difficult to monitor our international franchisees’ implementation of our brand strategies due to our lack of personnel in the markets served by such franchisees.

Franchisees could take actions that could harm our brands and adversely affect our business.
Franchisees are contractually obligated to operate their stores for the contractual terms and in accordance with the standards set forth in the franchise agreements. We also provide training and support to franchisees. However, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their locations. As a result, the ultimate success and quality of any franchised location rests with the franchisee. If franchisees do not successfully operate stores for the contractual terms and in a manner consistent with required standards, franchise royalty payments to franchisor will be adversely affected and our image and reputation could be harmed, which in turn could hurt our revenues, results of operations, business and financial condition.

In addition, we may be unable to successfully implement the strategies that we believe are necessary for further growth if franchisees do not participate in that implementation. Our revenues, results of operations, business and financial condition could be adversely affected if a significant number of franchisees do not participate in brand strategies, which in turn may harm our financial condition.

Risks Related to the Securitized Debt Facility

Our substantial indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness. We have five series of term notes, approximately $1.5 billion of which were outstanding as of December 26, 2020, and one series of variable funding notes, which had no outstanding balance as of December 26, 2020, pursuant to the Securitization Senior Notes Indenture.

Our obligations under the notes are secured by substantially all of our and our subsidiaries’ domestic and foreign revenue-generating assets other than the assets in our Car Wash segment. Subject to the limits contained in the Securitization Senior Notes Indenture, we may be able to incur substantial additional debt from time to time to finance capital expenditures, investments, acquisitions, or for other purposes. If we do incur substantial additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of indebtedness could have important consequences, including:

•limiting our ability to obtain additional financing to fund capital expenditures, investments, acquisitions or other general corporate requirements;
◦requiring a substantial portion of our cash flow to be dedicated to payments to service our indebtedness instead of other purposes, thereby reducing the amount of cash flow available for capital expenditures, investments, acquisitions and other general corporate purposes;
◦increasing our vulnerability to and the potential impact of adverse changes in general economic, industry and competitive conditions;
◦limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
◦placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and
◦increasing our costs of borrowing.

In addition, the financial and other covenants we agreed to in the securitized debt facility may limit our ability to incur additional indebtedness, make investments, and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future.

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and, in particular, the ability of the assets securing our securitized debt facility to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our securitized variable funding notes or otherwise in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

Our securitized debt facility has restrictive terms and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.
Unless and until we repay all outstanding borrowings under our securitized debt facility, we will remain subject to the restrictive terms of these borrowings. The securitized debt facility, under which certain of our wholly-owned subsidiaries outside of our Car Wash segment have issued fixed rate notes and variable funding notes, contains a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit the ability of certain of our subsidiaries to, among other things:
•sell assets;
◦engage in mergers, acquisitions, and other business combinations;
◦declare dividends or redeem or repurchase capital stock;
◦incur, assume, or permit to exist additional indebtedness or guarantees;
◦make loans and investments;
◦incur liens; and
◦enter into transactions with affiliates.

The securitized debt facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we may not satisfy such a test. A breach of these covenants could result in a rapid amortization event, as described in the next paragraph, or default under the securitized debt facility. If amounts owed under the securitized debt facility are accelerated because of a default and we are unable to pay such amounts, the investors may have the right to assume control of substantially all of the assets securing such debt facility.

If we are unable to refinance or repay amounts under the securitized debt facility prior to the expiration of the applicable term or upon rapid amortization occurring as a result of our failure to maintain specified financial ratios, our cash flow would be directed to the repayment of the securitized debt and, other than management fees sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.

No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing.

The Securitization Senior Notes Indenture governing the securitized debt facility may restrict the cash flow from the entities subject to the securitization to us and our subsidiaries and, upon the occurrence of certain events, cash flow would be further restricted.

The Securitization Senior Notes Indenture governing the securitized debt facility requires that cash from the entities subject to the securitization be allocated in accordance with a specified priority of payments. In the ordinary course, this means that funds available to us are paid at the end of the priority of payments, after expenses and debt service for the securitized debt. In addition, in the event that a rapid amortization event occurs under the indenture governing the securitized debt (including, without limitation, upon an event of default under the indenture, failure to maintain specified financial ratios or the failure to repay the securitized debt at the end of the applicable term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

Developments with respect to the London Interbank Offered Rate (“LIBOR”) may affect our borrowings under our debt facilities.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it expects, by no later than the end of 2021, to cease taking steps aimed at ensuring the continuing availability of LIBOR in its current form. The FCA’s announcement was stated to be aimed at encouraging market participants to use other benchmarks or reference rates in place of LIBOR. On November 24, 2017, the FCA announced that the panel banks that submit information to ICE Benchmark Administration Limited (“IBA”), as administrator of LIBOR, have undertaken to continue to do so until the end of 2021. If IBA continues to calculate and publish LIBOR up to the end of 2021, and if it does so after that time, there can be no certainty as to the basis on which it will do so.

Our securitized debt facility provides that interest may be based on LIBOR and for the use of an alternate rate to LIBOR in the event LIBOR is phased-out; however, uncertainty remains as to any such replacement rate and any such replacement rate may be higher or lower than LIBOR may have been. The establishment of alternative reference rates or implementation of any other potential changes may lead to an increase in our borrowing costs.

Risks Related to Ownership of Our Common Stock

Our stock price may fluctuate significantly.
The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. The following factors could affect our stock price:
•our operating and financial performance and prospects;
•quarterly variations in the rate of growth (if any) of our financial indicators, such as net income per share, net income and revenues;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic actions by our competitors;
•changes in operating performance and the stock market valuations of other companies;
•overall conditions in our industry and the markets in which we operate;
•announcements related to litigation;
•our failure to meet revenue or earnings estimates made by research analysts or other investors;
•changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

•speculation in the press or investment community;
•issuance of new or updated research or reports by securities analysts;
•sales of our common stock by us or our stockholders, or the perception that such sales may occur;
•changes in accounting principles, policies, guidance, interpretations, or standards;
•additions or departures of key management personnel;
•actions by our stockholders;
•general market conditions;
•domestic and international economic, legal and regulatory factors unrelated to our performance;
•announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•security breaches impacting us or other similar companies;
•expiration of contractual lock-up agreements with our executive officers, directors and stockholders;
•material weakness in our internal control over financial reporting; and
•the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, financial condition, and results of operations.

Our ability to raise capital in the future may be limited.
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and their impact on the market price of our common stock.
We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of our indebtedness, from our subsidiaries to meet our obligations. The ability of our subsidiaries to pay cash dividends and/or make loans or advances to us will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including the securitized financing facility and other debt agreements, to enable the payment of such dividends or the making of such loans or advances. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” section in this Annual Report. Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them and we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.

We incur significant costs and devote substantial management time as a result of operating as a public company.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC, and NASDAQ, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

Compliance with these requirements increases our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and to devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We are required to make payments under an Income Tax Receivable Agreement for certain tax benefits, which amounts are expected to be material.
We have entered into an income tax receivable agreement that provides for the payment by us to certain current or prior stockholders of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that we and our subsidiaries actually realize as a result of the realization of certain tax benefits associated with tax attributes existing as of the effective date of the Company’s initial public offering. These tax benefits, which we refer to as the Pre-IPO and IPO-Related Tax Benefits, include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that we have in our and our subsidiaries’ intangible assets, (ii) the utilization of certain of our and our subsidiaries’ U.S. federal and Canadian federal and provincial net operating losses, non-capital losses, disallowed interest expense carryforwards and tax credits, if any, attributable to periods prior to the effective date of the Company’s initial public offering, (iii) deductions in respect of debt issuance costs associated with certain of our and our subsidiaries’ financing arrangements, and (iv) deductions in respect of our and our subsidiaries’ offering-related expenses.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO and IPO-Related Tax Benefits as well as the timing of any payments under the income tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

The payments we make under the income tax receivable agreement will be material. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full Pre-IPO and IPO-Related Tax Benefits, we expect that future payments under the income tax receivable agreement will aggregate to between $145 million and $165 million. Any future changes in the realizability of the Pre-IPO and IPO-Related Tax Benefits will impact the amount of the liability under the income tax receivable agreement. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of our 2025 fiscal year.

The income tax receivable agreement provides that upon certain changes of control our (or our successor’s) payments under the income tax receivable agreement for each taxable year after any such event would be based on certain valuation assumptions, including the assumption that we and our subsidiaries have sufficient taxable income to fully utilize the Pre-IPO and IPO-Related Tax Benefits. Additionally, if we sell or otherwise dispose of any of our subsidiaries in a transaction that is not a change of control, we will be required to make a payment equal to the present value of future payments under the income tax receivable agreement attributable to the Pre-IPO and IPO-Related Tax Benefits of such subsidiary that is sold or disposed of, applying the assumptions described above. Furthermore, if we breach any of our material obligations under the income tax receivable agreement, then all of our payment and other obligations under it will be accelerated and will become due and payable, and we will be required to make a payment equal to the present value of future payments under the income tax receivable agreement which is currently estimated to be between $145 million and $165 million, applying the assumptions described above. As a result of the potential acceleration, we could be required to make payments under the income tax receivable agreement that are greater than the specified percentage of actual cash savings we and our subsidiaries ultimately realize in respect of the Pre-IPO and IPO-Related Tax Benefits. In these situations, our obligations under the income tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

Our counterparties under the income tax receivable agreement will not reimburse us for any payments previously made if such Pre-IPO and IPO- Related Tax Benefits are subsequently disallowed (although future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in certain circumstances, payments could be made under the income tax receivable agreement in excess of our and our subsidiaries’ actual cash tax savings.

For additional information related to the income tax receivable agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, and we could be subject to potential delisting, regulatory investigations, civil or criminal sanctions and litigation.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with management’s assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Additionally, ineffective internal control over financial reporting could subject us to potential delisting from NASDAQ, regulatory investigations, civil or criminal sanctions and litigation, any of which would have a material adverse effect on our business, results of operations and financial condition.

Our Principal Stockholders collectively have significant influence over decisions that require the approval of stockholders.
As of March 18, 2021, our Principal Stockholders hold approximately 73% of the outstanding shares of our common stock. As long as affiliates of our Principal Stockholders own or control a majority of our outstanding voting power, our Principal Stockholders and their affiliates will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:
•the election and removal of directors and the size of our board of directors;
•any amendment of our articles of incorporation or bylaws; or
•the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

Moreover, ownership of our shares by affiliates of our Principal Stockholders may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning shares of a company with a controlling shareholder. For example, the concentration of ownership held by our Principal Stockholders could delay, defer, or prevent a change in control of our company or impede a merger, takeover, or other business combination which may otherwise be favorable for us. In addition, our Principal Stockholders are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Many of the companies in which our Principal Stockholders invest are franchisors and may compete with us for access to suitable locations, experienced management and qualified and well- capitalized franchisees. Our Principal Stockholders may acquire or seek to acquire assets complementary to our business that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue, and as a result, the interests of our Principal Stockholders may not coincide with the interests of our other stockholders. So long as our Principal Stockholders continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, our Principal Stockholders will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions, and as long as our Principal Stockholders maintain ownership of at least 25% of our outstanding common stock, they will have special governance rights under the Stockholders Agreement.

We are a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.
Our Principal Stockholders control a majority of the voting power of our outstanding voting stock, and as a result we will be a controlled company within the meaning of NASDAQ corporate governance standards. Under NASDAQ rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

•a majority of the board of directors consist of independent directors;
•the nominating and corporate governance committee be composed entirely of independent directors with written charter addressing the committee’s purpose and responsibilities;
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

We may utilize these exemptions as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ. After we cease to be a “controlled company,” we will be required to comply with the above referenced requirements within one year.

Our organizational documents and Delaware law may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium on their shares.
Provisions of our certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. These provisions include:
•providing that our board of directors will be divided into three classes, with each class of directors serving staggered three-year terms;
•providing for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, if less than 40% of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders;
•empowering only the board to fill any vacancy on our board of directors (other than in respect of our Principal Stockholders’ directors (as defined below)), whether such vacancy occurs as a result of an increase in the number of directors or otherwise, if less than 40% of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders;
•authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
•prohibiting stockholders from acting by written consent if less than 40% of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders;
•to the extent permitted by law, prohibiting stockholders from calling a special meeting of stockholders if less than 40% of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders; and
•establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Additionally, our certificate of incorporation provides that we are not governed by Section 203 of the Delaware General Corporation Law (the “DGCL”), which, in the absence of such provisions, would have imposed additional requirements regarding mergers and other business combinations. However, our certificate of incorporation includes a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder, but such restrictions do not apply to any business combination between our Principal Stockholders and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other.

Any issuance by us of preferred stock could delay or prevent a change in control of us. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices, and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares.

In addition, as long as our Principal Stockholders beneficially own at least 40% of the voting power of our outstanding common stock, our Principal Stockholders will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and certain corporate transactions. Together, these certificate of incorporation, bylaw and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by our Principal Stockholders and their right to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Our certificate of incorporation provides that certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, creditors, or other constituents (iii) any action asserting a claim arising pursuant to any provision of the DGCL or of our certificate of incorporation or our bylaws, or (iv) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. The exclusive forum provision provides that it does not apply to claims arising under the Securities Act of 1933, as amended, (the “Securities Act”), the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our certificate of incorporation described above. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or stockholders. However, the enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings. If a court were to find the exclusive choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
Under our certificate of incorporation, none of our Principal Stockholders, any affiliates of our Principal Stockholders, or any of their respective officers, directors, agents, stockholders, members or partners, have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of our Principal Stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to any Principal Stockholder, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to a Principal Stockholder. For instance, a director of our company who also serves as a director, officer, or employee of one of our Principal Stockholders or any of their portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by one of our Principal Stockholders to itself or its affiliated funds, the portfolio companies owned by such funds or any affiliates of a Principal Stockholder instead of to us.

You may be diluted by the future issuance of additional common stock or convertible securities in connection with our incentive plans, acquisitions or otherwise, which could adversely affect our stock price.
Our certificate of incorporation authorizes us to issue shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our Omnibus Equity Plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by holders of our common stock. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. Our issuance of additional shares of our common stock or securities convertible into our common stock would dilute the percentage ownership of the Company held by holders of our common stock and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.
Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.
Our common stock began trading on The Nasdaq Global Select Market on January 15, 2021. The number of outstanding shares of common stock includes shares beneficially owned by our Principal Stockholders and certain of our employees, that are “restricted securities,” as defined under Rule 144 under the Securities Act, and eligible for sale in the public market subject to the requirements of Rule 144. We, each of our officers and directors, affiliates of our Principal Stockholders and certain stockholders are subject to a 180 day lock-up period, and cannot, without the prior written consent of certain underwriters, dispose of any shares of common stock or any securities convertible into or exchangeable for our common stock. Following the expiration of the applicable lock-up period, all of the issued and outstanding shares of our common stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding periods, and other limitations of Rule 144. The underwriters may, in their sole discretion, release all or any portion of the shares subject to lock-up agreements at any time and for any reason. In addition, our Principal Stockholders have certain rights to require us to register the sale of common stock held by our Principal Stockholders, including in connection with underwritten offerings. Sales of significant amounts of stock in the public market upon expiration of lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

If securities or industry analysts do not publish research or reports about our business or publish negative reports, our stock price could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or our market. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company issues adverse or misleading research or reports regarding us, our business model, our stock performance or our market, or if our operating results do not meet their expectations, our stock price could decline.

We may issue preferred securities, the terms of which could adversely affect the voting power or value of our common stock.
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred securities having such designations, preferences, limitations, and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred securities could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred securities the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred securities could affect the residual value of the common stock.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 26, 2020, we had 4,227 company-operated, franchised, and independently-operated locations, and of these we owned 54 company-operated store locations and 86 independently-operated store locations. We held leases covering the building and/or land for 678 of our company-operated locations, 657 of our independently-operated locations, 25 distribution centers used in our Platform Services segment and 16 offices and training centers in the United States, Canada, and

Europe, including our corporate headquarters located in Charlotte, North Carolina. The leases generally have initial expiration dates ranging from 10 and 15 years, with certain renewal options available. We also leased 99 properties that were either leased or subleased principally to franchisees as of December 26, 2020. We believe that the properties are suitable and adequate for the Company’s business.

Item 3. Legal Proceedings.
We are subject to various lawsuits, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. We are required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. Management regularly assesses our insurance deductibles, analyzes litigation information with our attorneys and evaluates our loss experience in connection with pending legal proceedings. While we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact on us, there can be no assurance that we will prevail in all the proceedings we are party to, or that we will not incur material losses from them.

Item 4. Mine Safety Disclosure.
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “DRVN” since our initial public offering on January 14, 2021. Prior to that time, there was no public market for our common stock.

Holders

On March 18, 2021, we had 92 holders of record of our common stock.

Dividend policy
We currently do not intend to pay cash dividends on our common stock in the foreseeable future. However, we may, in the future, decide to pay dividends on our common stock. Any declaration and payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, cash flows, capital requirements, levels of indebtedness, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements, and any other factors deemed relevant by our board of directors.

Use of Proceeds from Sale of Registered Securities
The Registration Statement on Form S-1 (File No. 333-251615) for our initial public offering (“IPO”) of our common stock, par value $0.01 per share was declared effective by the SEC on January 14, 2021, pursuant to which we sold 31,818,182 shares of common stock at an offering price per share of $22.00 per share. We received total proceeds of $652 million from the IPO, net of underwriting discount and commissions and transaction fees and expenses of $48 million. The managing underwriters for our IPO were Morgan Stanley & Co. LLC, BofA Securities, Inc., and Goldman Sachs & Co. LLC.
The Company also sold an additional 4,772,727 shares on February 10, 2021 pursuant to the underwriters’ exercise of their over-allotment option. The Company received $99 million of net proceeds, after deducting underwriting discounts and commissions and transaction fees and expenses of $6 million, from the exercise of the over-allotment option and used $43 million of such net proceeds to purchase 2,067,172 shares of common stock from existing holders. The remainder of the proceeds were used for general corporate purposes.
There was no material change in the use of the IPO and over allotment proceeds as described in our final prospectus filed with the SEC on January 19, 2021 pursuant to Rule 424(b)(4) of the Securities Act. The proceeds have been used to repay in full the aggregate principal amount of indebtedness under the senior credit facilities assumed in the acquisition of ICWG, to acquire shares of common stock from certain of our existing stockholders, and for general corporate purposes. No payments were made to our directors or officers or their associates, holders of 10% or more of our common stock, or to our affiliates in connection with the issuance and sale of the securities registered.

Item 6. Selected Financial Data
The following selected financial data set forth should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this Form 10-K. The selected financial data has been derived from the Company’s consolidated financial statements. Fiscal year 2016 consisted of 53 weeks, while the remainder of the years presented consisted of 52 weeks. This historical data is not necessarily indicative of results to be expected for any future period.

	Year Ended
(in thousands, except store count and per share data)	December 26, 2020	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
Financial Highlights
Total revenue	$904,200	$600,273	$492,715	$388,164	$297,505
Total operating expenses	809,471	530,252	434,547	347,255	276,208
Operating income	94,729	70,021	58,168	40,909	21,297
Interest expense, net	95,646	56,846	41,758	40,763	33,591
Income tax expense (benefit)	11,372	4,830	2,805	(37,716)	(4,398)
Net income (loss) attributable to Driven Brands Holdings Inc.	(4,199)	7,731	7,062	37,862	(8,918)
Adjusted net income attributable to Driven Brands Holdings Inc.(1)	43,423	36,598	32,023	52,996	21,005
Adjusted EBITDA(1)	205,446	119,245	94,014	72,340	72,817
Acquisition adjusted EBITDA(1)	269,136	N/A	N/A	N/A	N/A
Earnings (loss) per share(2)
Basic and diluted	$(0.04)	$0.09	$0.08	$0.43	$(0.10)
Adjusted earnings per share(1)(2)
Basic and diluted	$0.42	$0.41	$0.36	$0.60	$0.24
Weighted average shares outstanding(2)
Basic and diluted	104,318	88,990	88,990	88,990	88,990
Other Key Performance Indicators
System-wide sales	$3,354,783	$2,885,561	$2,576,266	$2,421,939	$2,236,581
Store count	4,227	3,106	2,588	2,521	2,458
Same store sales(3)	(5.6)%	5.0%	5.3%	2.1%	4.1%

	Balance at
Balance Sheet Data	December 26, 2020	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
Cash and cash equivalents	$172,611	$34,935	$37,530	$25,743	$16,710
Working capital	68,237	26,497	26,656	10,290	5,477
Goodwill and intangible assets, net	2,556,659	1,542,636	1,088,374	1,102,304	1,102,379
Total assets	4,655,150	1,876,240	1,306,919	1,298,652	1,248,629
Total debt	2,125,207	1,314,963	701,231	643,470	596,347
Total equity	1,106,360	289,878	437,687	485,542	444,398

(1) These are non-GAAP financial measures. See further discussion related to the calculation of these measures, as well as a reconciliation to more comparable GAAP financial measure, in the tables below.

(2) Share and per share amounts have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 16 in the accompanying consolidated financial statements for additional information.

(3) Prior to fiscal year 2018, same store sales growth was presented pro forma for acquired locations based on available information. Beginning in fiscal year 2018, we modified our same store sales calculation to treat acquired locations as comparable after they have been a part of the Company for 12 months.
Reconciliation of Non-GAAP Financial Information
To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures throughout this Annual Report, as described further below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making.

Non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our consolidated financial statements prepared and presented in accordance with GAAP.

Adjusted Net Income/Adjusted Earnings per Share. We define adjusted net income as net income calculated in accordance with GAAP, adjusted for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges, amortization related to acquired intangible assets and the tax effect of the adjustments. Adjusted earnings per share is calculated by dividing Adjusted Net Income by the weighted average shares outstanding. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions.

The following table provides a reconciliation of Adjusted Net Income to net income (loss) as defined by GAAP:

Adjusted Net Income/Adjusted Earnings per Share

	Year Ended
(in thousands, except per share data)	December 26, 2020	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
Net income (loss)	$(4,216)	$7,750	$7,062	$37,862	$(8,918)
Acquisition related costs(a)	15,682	12,497	—	900	4,507
Non-core items and project costs, net(b)	6,036	6,644	1,694	5,703	12,449
Sponsor management fees(c)	5,900	2,496	1,960	2,267	2,096
Straight-line rent adjustment(d)	7,150	2,172	1,304	780	835
Equity-based compensation expense(e)	1,323	1,195	1,195	650	605
Foreign currency transaction gain(f)	(13,563)	—	—	—	—
Bad debt expense(g)	3,201	—	—	—	11,816
Asset impairment and closed store expenses(h)	9,311	—	9,847	3,267	—
Loss on debt extinguishment(i)	5,490	595	6,543	—	1,022
Amortization related to acquired intangible assets(k)	17,200	11,314	10,739	10,875	14,188
Provision for uncertain tax positions(l)	2,114	—	—	—	—
Valuation allowance for deferred tax asset	668	—	—	—	—
Adjusted net income before tax impact of adjustments	56,296	44,663	40,344	62,304	38,600
Tax impact of adjustments(m)	(12,890)	(8,046)	(8,321)	(9,308)	(17,595)
Adjusted net income	43,406	36,617	32,023	52,996	21,005
Net income (loss) attributable to non-controlling interest	(17)	19	—	—	—
Adjusted net income attributable to Driven Brands Holdings Inc.	$43,423	$36,598	$32,023	$52,996	$21,005

Weighted average shares outstanding(n)
Basic and diluted	104,318	88,990	88,990	88,990	88,990
Adjusted earnings per share(n)
Basic and diluted	$0.42	$0.41	$0.36	$0.60	$0.24

Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions.

Acquisition Adjusted EBITDA. We define Acquisition Adjusted EBITDA as Adjusted EBITDA, with further adjustments to give effect to management’s estimates of a full period of Adjusted EBITDA from any businesses acquired as if such acquisitions had been completed on the first day of such period. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance giving effect to the contributions provided by the Company’s acquisitions. This metric was only used by management beginning in fiscal year 2020 and, as such, is not applicable to periods prior to the year ended December 26, 2020.

The following table provides a reconciliation of Adjusted and Acquisition Adjusted EBITDA to net income (loss):

Adjusted and Acquisiton Adjusted EBITDA

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
Net income (loss)	$(4,216)	$7,750	$7,062	$37,862	$(8,918)
Income tax expense (benefit)	11,372	4,830	2,805	(37,716)	(4,398)
Interest expense, net	95,646	56,846	41,758	40,763	33,591
Depreciation and amortization	62,114	24,220	19,846	17,864	19,212
EBITDA	164,916	93,646	71,471	58,773	39,487
Acquisition related costs(a)	15,682	12,497	—	900	4,507
Non-core items and project costs, net(b)	6,036	6,644	1,694	5,703	12,449
Sponsor management fees(c)	5,900	2,496	1,960	2,267	2,096
Straight-line rent adjustment(d)	7,150	2,172	1,304	780	835
Equity-based compensation expense(e)	1,323	1,195	1,195	650	605
Foreign currency transaction gain(f)	(13,563)	—	—	—	—
Bad debt expense(g)	3,201	—	—	—	11,816
Asset impairment and closed store expenses(h)	9,311	—	9,847	3,267	—
Loss on debt extinguishment(i)	5,490	595	6,543	—	1,022
Adjusted EBITDA	205,446	119,245	94,014	72,340	72,817
EBITDA adjustments related to acquisitions(j)	63,690	N/A	N/A	N/A	N/A
Acquisition Adjusted EBITDA	$269,136	N/A	N/A	N/A	N/A

a.Consists of acquisition costs as reflected within the consolidated statement of operations, including legal, consulting and other fees and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
b.Consists of discrete items and project costs, including (i) third-party consulting and professional fees associated with strategic transformation initiatives, (ii) wage subsidies received directly attributable to the COVID-19 pandemic and (iii) other miscellaneous expenses, including non-capitalizable expenses relating to the Company’s initial public offering and other strategic transactions.
c.Includes management fees paid to Roark Capital Management, LLC.
d.Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments.
e.Represents non-cash equity-based compensation expense.
f.Represents foreign currency transaction gains primarily related to the remeasurement of our intercompany loans and gain on remeasurement of cross currency swaps.
g.Represents bad debt expense related to uncollectible receivables outside of normal operations.
h.Relates to the discontinuation of the use of the Pro Oil trade name as those locations were transitioned to the Take 5 trade name, as well as impairment of certain fixed assets and operating lease right-of-use assets related to closed locations. Also represents lease exit costs and other costs associated with stores that were closed prior to their respective lease termination dates.
i.Represents the write-off of debt issuance costs associated with early termination of debt.
j.Represents our estimate of our anticipated annual operating results, including, without limitation, our estimates of the contribution of businesses acquired in 2020 if such acquisitions had occurred on the first day of the fiscal year.
k.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statement of operations.
l.Represents uncertain tax positions recorded for prior year Canadian tax positions, inclusive of interest and penalties.
m.Represents the tax impact of adjustments associated with the reconciling items between net income and Adjusted Net Income, excluding the provision for uncertain tax positions. To determine the tax effect of the reconciling items, we utilized statutory income tax rates ranging from 9% to 38%, depending upon the tax attributes of each adjustment and the applicable jurisdiction.
n.Share and per share amounts have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 16 in the accompanying consolidated financial statements for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this annual report. On August 3, 2020, the Company completed the ICWG Acquisition (the “ICWG Acquisition Date”). The Company’s results of operations for the year ended December 26, 2020 include the operations of ICWG beginning on the ICWG Acquisition Date. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to ICWG for periods prior to the ICWG Acquisition Date. We operate on a 52/53-week fiscal year, which ends on the last Saturday in December. Fiscal year 2020, which ended on December 26, 2020, as well as fiscal year 2019, which ended December 28, 2019, consisted of 52 weeks.
Overview of Operations
Driven Brands is the largest automotive services company in North America with a growing and highly franchised base of more than 4,200 locations across 49 U.S. states and 14 other countries. Our scaled, diversified platform fulfills an extensive range of core consumer and commercial automotive needs, including paint, collision, glass, repair, car wash, oil change and maintenance. Driven Brands provides a breadth of high-quality and high-frequency services to a wide range of customers, who rely on their cars in all economic environments to get to work and in many other aspects of their daily lives. Our asset-light business model has generated consistent recurring revenue and strong operating margins with limited maintenance capital expenditures, which has resulted in significant cash flow generation and capital-efficient growth.

We have a portfolio of highly recognized brands, including ABRA, CARSTAR, Maaco, Meineke, and Take 5 that compete in the large, growing, recession-resistant and highly-fragmented automotive care industry, which is estimated to be a $300 billion market in the U.S and has exhibited favorable long-term growth trends. Our U.S. industry is underpinned by a large, growing population of more than 275 million vehicles in operation, and is expected to continue its long-term growth trajectory given (i) long-term increases in annual miles traveled; (ii) consumers more frequently outsourcing automotive services due to vehicle complexity; (iii) increases in average repair costs and (iv) average age of the car on the road getting older. During the year ended December 26, 2020, our network generated $904 million in revenue from $3.4 billion in system-wide sales. We serve a diverse mix of customers, with sales coming from retail customers and commercial customers such as fleet operators and insurance carriers. Our success is driven in large part by our mutually beneficial relationships with more than 2,500 individual franchisees and independent operators.

Our organic growth is complemented by a consistent and repeatable M&A strategy, having completed more than 50 acquisitions since 2015. Notably, in August 2020 we acquired ICWG, the world’s largest conveyor car wash company by location count with more than 900 locations across 14 countries, demonstrating our continued ability to pursue and execute upon scalable and highly strategic acquisitions.
Significant Factors Impacting Financial Results
During the year ended December 26, 2020, we completed the acquisition of ICWG and several other independently-owned car wash sites, which launched our entry into the car wash market and created a new operating and reportable segment. We also completed the acquisition of Fix Auto, which is included in our Paint, Collision & Glass segment, and acquisitions of several independently-owned oil change shops, which are included in our Maintenance segment. During 2019, we completed 12 acquisitions, which added to our existing segments. These acquisitions were a core driver of growth in our key performance indicators and our financial results. For additional information on our acquisitions, see Note 3 to the consolidated financial statements.

The current outbreak of COVID-19 led to adverse impacts on global economies, including the U.S., Canada and Europe during the year ended December 26, 2020. While COVID-19 did not have a material adverse effect on our business operations for the year ended December 26, 2020, it led to an increased level of volatility and uncertainty, and we are continuing to monitor any potential impact to our business.

Our first priority remains the health and safety of our employees, franchisees, independent operators and customers. We have taken steps to limit exposure and enhance the safety of all of our locations and communicated best practices to deter the spread of COVID-19 and safely serve our customers. We have focused on the safety of our store-level employees and franchisees by implementing health safety practices and developing a personal protective equipment (PPE) distribution program in response to the pandemic. In addition, we have implemented travel restrictions and work-from-home policies for employees who have the ability to work remotely.

In support of our franchisees, we implemented various relief programs including temporarily reducing contributions into advertising funds, providing refunds for certain advertising programs, temporarily waiving minimum royalty fees, and deferring collections on product sales for certain brands. In addition, we have provided assistance to our franchisees with the establishment of the COVID-19 Franchisee Resource Center, which included providing education and training around the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in support of our franchisees securing government funding.

As a result of various state and local government stay-at-home orders, we started experiencing a reduction in sales in mid-March 2020. Even during the stay-at-home orders, approximately 97% of our system-wide locations remained open because of the essential service status of automotive repair businesses. In response to the decline in sales, we took actions to help mitigate the effects of the revenue decline and improve liquidity, including (i) adjusting operating hours across all of our company-operated stores, (ii) adjusting headcount at company-operated stores based on changes in demand, (iii) reducing discretionary spending including certain planned capital expenditures, (iv) eliminating promotional discounting, (v) implementing employee furloughs and reductions in workforce, and (vi) reducing advertising spending. The Company negotiated rent abatement and deferrals for more than half of our company-operated store lease arrangements. Further, in order to maximize liquidity, we drew down the remaining $40 million available on our Series 2019-3 Variable Funding Notes during the first quarter of 2020, which the Company has since repaid as of December 26, 2020.

While the Company faced declines in revenue and customer count during the first half of 2020, the Company experienced improvement in sales and customer traffic during the second half of 2020. These improved conditions enabled us to re-hire store employees, launch a new marketing campaign in our Maintenance segment, and roll out new products in our Platform Services segment. We also continued to pursue the growth of our brands and service offerings, including the acquisition of ICWG during the third quarter of 2020. We continue to actively monitor business performance in our markets and respond as needed, which has led to ongoing labor efficiencies and a sustained reduction in administrative expenses.

Given the unpredictable nature of this situation, we cannot estimate with certainty the long-term impacts of the COVID-19 pandemic on our business, financial condition, results of operations, and cash flows. Although the future economic environment is uncertain, we are confident in our ability to continue to provide essential products and services to our customers, and we remain committed to serving our customers as we continue to navigate the public health challenge of COVID-19.

Additionally, the financial results provided herein reflect the fact that, to the date of these financial statements, we were a private company and as such had not incurred certain costs typically found in publicly traded companies. We expect that those costs will increase our selling, general and administrative expenses, similar to other companies that have completed an initial public offering.
Key Performance Indicators

Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales. System-wide sales represent the total of net sales for our franchised, independently-operated and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores. Franchise royalties and fees revenue represented 13% and 19%, respectively, of our total revenue for the year ended December 26, 2020 and December 28, 2019, respectively. For the year ended December 26, 2020 and December 28, 2019, approximately 96% and 93%, respectively, of franchise royalties and fees revenue is attributable to royalties, with the remaining balance attributable to license and development fees. Revenue from company-operated stores represented 54% and 55% of our total revenue for the year ended December 26, 2020 and December 28, 2019, respectively. Revenue from independently-operated stores represented 7% of our total revenue for the year ended December 26, 2020.

Store count. Store count reflects the number of franchised, independently-operated and company-operated stores open at the end of the reporting period. Management reviews the number of new, closed, acquired and divested stores to assess net unit growth and drivers of trends in system-wide sales, franchise royalties and fees revenue, company-operated store sales and independently operated store sales.
Same store sales. Same store sales reflect the change in sales year-over-year for the same store base. We define the same store base to include all franchised, independently-operated and company-operated stores open for comparable weeks during the given fiscal period in both the current and prior year. This measure highlights the performance of existing stores, while excluding the impact of new store openings and closures, and acquisitions and divestitures.
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by the our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 9 in our consolidated financial statements for a reconciliation of Segment Adjusted EBITDA to income before taxes for the years ended December 26, 2020, December 28, 2019 and December 29, 2018.

The following table sets forth our key performance indicators for fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018:

	Fiscal Year Ended
(in thousands, except store count or as otherwise noted)	December 26, 2020	December 28, 2019	December 29, 2018
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$962,706	$924,067	$819,142
Car Wash	147,162	—	—
Paint, Collision & Glass	1,936,444	1,667,586	1,476,042
Platform Services	308,471	293,908	281,082
Total	$3,354,783	$2,885,561	$2,576,266
System-Wide Sales by Business Model:
Franchised Stores	$2,798,323	$2,550,424	$2,342,334
Company-Operated Stores	489,267	335,137	233,932
Independently-Operated Stores	67,193	—	—
Total	$3,354,783	$2,885,561	$2,576,266
Store Count
Store Count by Segment:
Maintenance	1,394	1,362	1,205
Car Wash	952	—	—
Paint, Collision & Glass	1,682	1,545	1,186
Platform Services	199	199	197
Total	4,227	3,106	2,588
Store Count by Business Model:
Franchised Stores	2,753	2,610	2,283
Company-Operated Stores	738	496	305
Independently-Operated Stores	736	—	—
Total	4,227	3,106	2,588
Same Store Sales %
Maintenance	(2.5%)	7.0%	6.0%
Paint, Collision & Glass	(9.1%)	3.4%	5.1%
Platform Services	5.0%	7.3%	4.2%
Total	(5.6%)	5.0%	5.3%
Segment Adjusted EBITDA
Maintenance	$114,764	$81,732	$61,440
Car Wash	43,137	—	—
Paint, Collision & Glass	66,276	60,444	55,246
Platform Services	49,408	26,413	20,220
Results of Operations for the year ended December 26, 2020 compared to the year ended December 28, 2019
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Independently-operated store sales and expenses are derived from our acquisition of ICWG and only reflect results of operations from the August 3, 2020 acquisition date through the end of the fiscal year and, as such, it is not meaningful to compare to prior period results. To provide further clarity as to the changes in operating results, we have estimated the impact of the COVID-19 pandemic on our results of operations for the year ended December 26, 2020. Given the inherent judgment in quantifying these amounts, the estimated financial impact of COVID-19 disclosed herein was calculated for stores that have been open for more than one year and is based on the Company's analysis of observable inputs, such as same store sales data and royalty rates, as well assumptions of expected growth rates, to calculate the total estimated impact on revenue.

For the year ended December 26, 2020, we recognized a net loss of $(4) million, or $(0.04) per diluted share, compared to net income of $8 million, or $0.09 per diluted share, for the year ended December 28, 2019. This decrease was primarily due to a $39 million increase in interest expense related to additional borrowings assumed from the acquisition of ICWG and additional Senior Note issuances during the current year, $26 million increase in depreciation and amortization expense related to acquisitions, $15 million of charges related to asset impairment, store closure, and debt extinguishment expenses, and a $7 million increase in income tax expense related to certain discrete items. Adjusted Net Income increased $7 million for the year ended December 26, 2020 to $43 million, compared to $37 million for the year ended December 28, 2019. The increase in Adjusted Net Income was primarily due to increased store count and associated system-wide sales, driven by a combination of organic growth and acquisitions, particularly the acquisition of ICWG. See Note 3 to our consolidated financial statements for additional information about acquisitions. Adjusted EBITDA was $205 million for the year ended December 26, 2020, an increase of $86 million compared to Adjusted EBITDA of $119 million for the year ended December 28, 2019. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of performance. For a discussion of our use of these non-GAAP measures and a reconciliation from net income (loss) to Adjusted Net Income and Adjusted EBITDA, see Selected Financial Data - Reconciliation of Non-GAAP Financial Measures.
Revenue

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Franchise royalties and fees	$117,126	$111,170	$5,956	5%
Company-operated store sales	489,267	329,110	160,157	49%
Independently-operated store sales	67,193	—	67,193	N/M
Advertising contributions	59,672	66,270	(6,598)	(10)%
Supply and other revenue	170,942	93,723	77,219	82%
Total revenue	$904,200	$600,273	$303,927	51%
Franchise Royalties and Fees
Franchise royalties and fees increased $6 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019. This increase was primarily due to the addition of 143 franchised stores and a corresponding $248 million increase in franchised system-wide sales during 2020. The increase in royalties and fees derived from the increased store count was partially offset by a decline in same store sales driven by the impact of the COVID-19 pandemic. During fiscal year 2020, the COVID-19 pandemic negatively impacted franchise royalties and fees by approximately $7 million.

Company-Operated Store Sales
Company-operated store sales increased $160 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019. This increase was due to the addition of 242 company-operated stores year-over-year, including 216 car wash company-operated stores from the acquisition of ICWG, and nine additional company-operated stores in the Paint, Collision & Glass segment due to the acquisition of Fix Auto during second quarter of 2020. Additionally, we generated incremental revenue associated with 20 Uniban company-operated stores, which were acquired during the fourth quarter of 2019. Acquisitions contributed an incremental $135 million of company-operated store sales during the year ended December 26, 2020, and the remaining $25 million was due to the impact of organic growth in our Maintenance segment. The COVID-19 pandemic negatively impacted Company-operated store sales by approximately $29 million during the first half of 2020.

Advertising Contributions
Advertising contributions decreased by $7 million for the year ended December 26, 2020, as compared to the year ended December 28, 2019, primarily due to COVID-19 related advertising contribution concessions offered to franchisees during the first half of 2020, partially offset by an increase in franchised system-wide sales of approximately $248 million. Our franchise agreements typically require the franchisee to pay continuing advertising fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $77 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019. This increase was primarily due to the 2020 acquisitions of ICWG and Fix Auto and the full year impact of the ABRA, PH Vitres D’Autos, Uniban, and ATI acquisitions, which were made during the fourth quarter of 2019. These acquisitions generated approximately $76 million of incremental revenue for the year ended December 26, 2020. Increased oil purchase volumes from franchisees and an overall increase in store count in the Maintenance segment contributed an additional $9 million in revenue in 2020. The overall increase was partially offset by a 9% decline in same store sales within the Paint, Collision & Glass segment.

Operating Expenses

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Company-operated store expenses	$305,908	$223,683	$82,225	37%
Independently-operated store expenses	41,051	—	41,051	N/M
Advertising expenses	61,989	69,779	(7,790)	(11)%
Supply and other expenses	93,380	53,005	40,375	76%
Selling, general, and administrative expenses	218,277	142,249	76,028	53%
Acquisition costs	15,682	11,595	4,087	35%
Store opening costs	2,928	5,721	(2,793)	(49)%
Depreciation and amortization	62,114	24,220	37,894	156%
Asset impairment charges	8,142	—	8,142	N/M
Total operating expenses	$809,471	$530,252	$279,219	53%
Company-Operated Store Expenses
Company-operated store expenses increased $82 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019. This increase in expenses is commensurate with the addition of 242 company-operated stores during fiscal year 2020. Company-operated store expenses increased at a slower rate than company-operated store sales due to our leaner and more efficient staffing model to compensate for the reduction in vehicles serviced during the first half of 2020 associated with the COVID-19 pandemic. As sales increased during the second half of 2020, we continued to utilize a more efficient labor model in our company-operated stores.

Advertising Expenses
The $8 million decrease in advertising expenses for the year ended December 26, 2020, as compared to the year ended December 28, 2019, represents a commensurate decrease to advertising fund expenses during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses increased $40 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019. This increase was primarily due to the full year impact of the PH Vitres D’Autos and Uniban acquisitions, which were made during the fourth quarter of 2019. These acquisitions generated approximately $35 million of incremental expenses for the year ended December 26, 2020. Increased oil purchase volumes from franchisees and an overall increase in store count in the Maintenance segment contributed an additional $8 million in expenses in 2020.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $76 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019. This increase is primarily due to increased corporate compensation and other employee related expenses of $42 million due to an overall increase in headcount from 2020 acquisitions and an increase in staffing requirements in preparation for our initial public offering, $9 million of non-capitalizable initial public offering costs and non-core project costs, and a $5 million increase in bad debt expense largely attributable to a customer’s bankruptcy resulting from the COVID-19 pandemic. The remaining increase is a result of incremental costs to support organic growth and growth from acquisitions.

Acquisition Costs
Acquisition costs increased $4 million for the year ended December 26, 2020, compared to the year ended December 28, 2019, primarily as a result of the acquisition of ICWG and Fix Auto during the year ended December 26, 2020.
Store Opening Costs
Store opening costs decreased $3 million for the year ended December 26, 2020, as compared to the year ended December 28, 2019, due to a decrease in conversions of acquired stores to the Take 5 brand, partially offset by an increase in new company-operated store openings. There were 13 Take 5 company-operated store conversions and 38 new company-operated store openings in the year ended December 26, 2020, compared to 140 Take 5 store conversions and 18 company-operated store openings during the year ended December 28, 2019.

Depreciation and Amortization
Depreciation and amortization expense increased $38 million for the year ended December 26, 2020, as compared to the year ended December 28, 2019, due to additional fixed assets and definite-lived intangible assets recognized in recent acquisitions, and additional capitalized expenditures incurred related to the growth in company-operated locations for our Maintenance segment.

Asset Impairment Charges
We incurred $8 million in asset impairment charges during the year ended December 26, 2020, which consisted of $3 million related to the discontinued use of a trade name and $5 million related to the impairment of certain fixed assets and operating lease right-of-use assets at closed locations.

Interest Expense, Net

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Interest expense, net	$95,646	$56,846	$38,800	68%
Interest expense, net increased $39 million for the year ended December 26, 2020, as compared to the year ended December 28, 2019, as a result of incremental Senior Notes issued in 2019 and 2020, the principal outstanding on the 2019-3 Variable Funding Note during a portion of the year ended December 26, 2020, and incremental debt assumed in conjunction with the ICWG acquisition.

Gain on Foreign Currency Transactions, Net

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Gain on foreign currency transactions, net	$(13,563)	$—	$(13,563)	100%
The gain on foreign currency transactions is comprised of a $23 million gain primarily associated with the remeasurement of our 2020-1 Senior Notes and foreign intercompany notes, partially offset by unrealized losses incurred on cross currency swaps associated with these instruments that are not designated as hedging instruments.

Loss on Debt Extinguishment

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Loss on debt extinguishment	$5,490	$595	$4,895	823%

The loss on debt extinguishment of $5 million for the year ended December 26 2020 is due to the derecognition of unamortized debt issuance costs and prepayment penalties associated with settlement of the 2015-1 and 2016-1 Senior Securitization Notes, and the bridge loan used to finance the Fix Auto acquisition.
Income Tax Expense

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Income tax expense	$11,372	$4,830	$6,542	135%

Income tax expense increased by $7 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019. The effective income tax rate for the year ended December 26, 2020 was 159.0% compared to 38.4% for the year ended December 28, 2019. The increase in rate from 2019 to 2020 is primarily driven by uncertain tax positions, the post-acquisition income tax effects over foreign earnings, valuation allowances, state tax rate changes, and non-deductible transaction costs incurred related to the acquisition of ICWG.
Segment Results of Operations for the year ended December 26, 2020 compared to the year ended December 28, 2019
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments, as further described in Note 9 to the consolidated financial statements. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Franchise royalties and fees	$28,466	$31,548	$(3,082)	(10)%
Company-operated store sales	366,194	311,201	54,993	18%
Supply and other revenue	22,197	13,433	8,764	65%
Total revenue	$416,857	$356,182	$60,675	17%
Segment Adjusted EBITDA	$114,764	$81,732	$33,032	40%

System-Wide Sales
Franchised stores	$596,512	$612,866	$(16,354)	(3)%
Company-operated stores	366,194	311,201	54,993	18%
Total System-Wide Sales	$962,706	$924,067	$38,639	4%
Store Count
Franchised stores	903	904	(1)	—%
Company-operated stores	491	458	33	7%
Total Store Count	1,394	1,362	32	2%
Same Store Sales %	(2.5)%	7.0%	N/A	N/A

Maintenance revenue increased $61 million for the year ended December 26, 2020, as compared to the year ended December 28, 2019, driven by an increase in company-operated store sales from a combination of tuck-in acquisitions and new store development. Tuck-in acquisitions increased company-operated store sales by approximately $32 million year-over-year, while organic new store development contributed $20 million of company-operated store sales. Supply and other revenue increased by $9 million primarily due to increased oil purchase volumes from franchisees and an overall increase in store count. Franchise royalties and fees declined by $3 million primarily due to the $16 million decline in system-wide sales year-over-year. The revenue growth in the Maintenance segment was negatively impacted by the COVID-19 pandemic by $29 million.

Maintenance Segment Adjusted EBITDA increased $33 million for the year ended December 26, 2020, as compared to the year ended December 28, 2019, primarily due to the year-over-year impact of tuck-in acquisitions completed in 2019 as well as the addition of 33 new company-operated stores in 2020. Although company-operated store expenses increased $13 million due to increased store count, our effective expense management resulted in increased profitability, as we reduced headcount and hours worked during the COVID-19 pandemic. We have continued to utilize a more efficient labor model at company-operated locations as sales increased during the second half of 2020.

Car Wash

(in thousands)	Period Ended 12/26/2020(1)
Company-operated store sales	$79,969
Independently-operated store sales	67,193
Supply and other revenue	2,517
Total revenue	$149,679
Segment Adjusted EBITDA	$43,137

System-Wide Sales
Company-operated stores	$79,969
Independently-operated stores	67,193
Total System-Wide Sales	$147,162
Store Count
Company-operated stores	216
Independently-operated stores	736
Total Store Count	952
(1) Includes activity from August 3, 2020 acquisition date of ICWG through the end of fiscal year 2020.

The Car Wash segment is comprised of our car wash sites throughout the United States, Europe and Australia. We established this operating segment in August 2020 from our acquisition of ICWG, which served as our entry point into the car wash market. Car Wash revenue and Segment Adjusted EBITDA were $150 million and $43 million, respectively, for the period from August 3, 2020 through the end of fiscal year 2020. See Note 3 to the consolidated financial statements for additional information on these acquisitions.

Paint, Collision & Glass

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Franchise royalties and fees	$66,020	$57,520	$8,500	15%
Company-operated store sales	37,401	13,259	24,142	182%
Supply and other revenue	62,072	62,060	12	—%
Total revenue	$165,493	$132,839	$32,654	25%
Segment Adjusted EBITDA	$66,276	$60,444	$5,832	10%

System-Wide Sales
Franchised stores	$1,899,043	$1,654,327	$244,716	15%
Company-operated stores	37,401	13,259	24,142	182%
Total System-Wide Sales	$1,936,444	$1,667,586	$268,858	16%
Store Count
Franchised stores	1,652	1,511	141	9%
Company-operated stores	30	34	(4)	(12)%
Total Store Count	1,682	1,545	137	9%
Same Store Sales %	(9.1)%	3.4%	N/A	N/A

Paint, Collision & Glass revenue increased $33 million for the year ended December 26, 2020, as compared to the year ended December 28, 2019. This increase was driven by the addition of 141 franchised stores and a $245 million increase in franchised system-wide sales, which was primarily due to full year operating results for the acquisitions of Uniban and ABRA, which occurred during the fourth quarter of 2019, and the acquisition of Fix Auto during the second quarter of 2020. The $24 million increase in company-operated store sales was due to the Uniban and Fix Auto acquisitions. The COVID-19 pandemic most severely impacted car count volumes in the first half of 2020, with partial recovery in the second half of the year. The Company estimates a $5 million overall reduction in revenue as a result of the COVID-19 pandemic.

Paint, Collision & Glass Segment Adjusted EBITDA increased $6 million for the year ended December 26, 2020, as compared to the year ended December 28, 2019, as a result of an additional $10 million of Segment Adjusted EBITDA relating to the Uniban, Fix Auto and ABRA acquisitions, respectively, partially offset by the decline in same store sales due to the impact of the COVID-19 pandemic.

Platform Services

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Franchise royalties and fees	$23,102	$22,102	$1,000	5%
Company-operated store sales	5,955	4,650	1,305	28%
Supply and other revenue	110,331	34,555	75,776	219%
Total revenue	$139,388	$61,307	$78,081	127%
Segment Adjusted EBITDA	$49,408	$26,413	$22,995	87%

System-Wide Sales
Franchised stores	$302,516	$289,258	$13,258	5%
Company-operated stores	5,955	4,650	1,305	28%
Total System-Wide Sales	$308,471	$293,908	$14,563	5%
Store Count
Franchised stores	198	198	—	—%
Company-operated stores	1	1	—	—%
Total Store Count	199	199	—	—%
Same Store Sales %	5.0%	7.3%	N/A	N/A
Platform Services revenue increased $78 million for the year ended December 26, 2020, as compared to the year ended December 28, 2019, due to our acquisitions of ATI and PH Vitres D’Autos during the fourth quarter of 2019. These acquisitions increased supply and other revenue by approximately $70 million on a year-over-year basis. Additionally, supply and other revenue increased by $6 million due to increased distribution volume from Spire Supply driven by continued Maintenance store count growth.
Platform Services Segment Adjusted EBITDA increased $23 million for the year ended December 26, 2020, as compared to the year ended December 28, 2019, driven primarily by our acquisitions of ATI and PH Vitres D’Autos during the fourth quarter of 2019. These acquisitions provided $16 million of additional Segment Adjusted EBITDA, while the remainder of the increase was due to improved same store sales at 1-800 Radiator primarily due to the continued success of our new product launches.

Results of Operations for the Year Ended December 28, 2019 Compared to December 29, 2018
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations:
Revenue

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	Change
Franchise royalties and fees	$111,170	$108,040	$3,130	3%
Company-operated store sales	329,110	233,932	95,178	41%
Advertising contributions	66,270	72,792	(6,522)	(9%)
Supply and other revenue	93,723	77,951	15,772	20%
Total revenue	$600,273	$492,715	$107,558	22%
Total revenue increased by $108 million in 2019 as compared to 2018 driven by both organic and acquisition growth. Driven Brands grew organically through franchised and company-operated store openings and same store sales growth and through the completion of 12 acquisitions in 2019, which accounted for $87 million of such year-over-year growth in total revenue.
Franchise royalties and fees revenue increased by $3 million in 2019 as compared to 2018. The year-over-year increase is primarily attributable to an increase in same store sales across all segments and an increase in franchised units, predominantly in the Paint, Collision & Glass segment.
Company-operated store sales increased by $95 million in 2019 as compared to 2018. This increase was primarily driven by acquisitions completed during 2019, which contributed $73 million of additional company-operated store sales during 2019. This includes $55 million of additional company-operated stores sales from the eight tuck-in acquisitions in the Maintenance segment, $11 million from the acquisition of two CARSTAR franchised stores, and $7 million from the acquisition of Uniban. The remaining increase was driven by same store sales growth and company-operated store growth, primarily within the Maintenance segment.
Advertising contributions decreased by $7 million in 2019 as compared to 2018, driven by a change in the mix of franchisee contribution commitments year-over-year.
Supply and other revenue increased by $16 million in 2019 as compared to 2018 directly as a result of the acquisition of ATI and PH Vitres D’Autos during the fourth quarter of 2019.
Operating Expenses

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	Change
Company-operated store expenses	$223,683	$163,844	$59,839	37%
Advertising expenses	69,779	74,996	(5,217)	(7%)
Supply and other expenses	53,005	48,053	4,952	10%
Selling, general, and administrative expenses	142,249	125,763	16,486	13%
Acquisition costs	11,595	—	11,595	100%
Store opening costs	5,721	2,045	3,676	180%
Depreciation and amortization	24,220	19,846	4,374	22%
Total operating expenses	$530,252	$434,547	$95,705	22%
Company-Operated Store Expenses
Company-operated store expenses increased by $60 million in 2019 as compared to 2018. The impact of acquisitions on company-operated store expenses accounted for $50 million of such increase year-over-year, primarily driven by the tuck-in acquisitions for the Maintenance segment. The remaining increase was driven by same store sales growth of company-operated stores.
Advertising Expenses
Advertising expenses decreased $5 million in 2019 as compared to 2018, driven primarily by a reduction in the contributions to the advertising funds. Further, in 2019 the payout of advertising funds was larger than contributions to the advertising funds.
Supply and Other Expenses
Supply and other expenses increased $5 million in 2019 as compared to 2018 as a result of the acquisition of ATI and PH Vitres D’Autos during the fourth quarter of 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $16 million in 2019 as compared to 2018. The impact of acquisitions on selling, general and administrative expenses accounted for $15 million of the year-over-year increase.

Acquisition Costs
We incurred acquisition costs in 2019 related to the 12 acquisitions we completed. We did not incur any acquisition costs in 2018.
Store Opening Costs
Store opening costs increased $4 million in 2019, as compared to 2018, primarily driven by an increase in rebranding expenses related to brand conversion activity within the Maintenance segment. We converted 140 acquired stores to the Take 5 brand in 2019, which represented a year-over-year increase of 97 units. The Company typically incurs store opening costs when opening new company-operated stores and when converting acquired stores to one of its brands.
Depreciation and Amortization
Depreciation and amortization expense increased by $4 million in 2019 as compared to 2018 primarily as a result of our store growth, both through an increase in company-operated stores as well as through acquisitions in the Maintenance and Paint, Collision & Glass segments. Additional capitalizable fixed assets and definite-lived intangible assets obtained from acquisitions contributed $3 million of additional depreciation and amortization expense on a year-over-year basis.
Interest Expense, Net

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	Change
Interest expense, net	$56,846	$41,758	$15,088	36%
Interest expense, net increased $15 million in 2019 as compared to 2018 as a result of incremental Senior Notes issued during 2019.

Loss on Debt Extinguishment

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	Change
Loss on debt extinguishment	$595	$6,543	$(5,948)	(91)%
Loss on debt extinguishment decreased $6 million in 2019 as compared to 2018, due to repayment of a prior debt facility, which was terminated in 2018 as part of the issuance of the 2018-1 Senior Notes (defined below). In 2018, approximately $5 million of debt issuance costs were written off to loss on debt extinguishment and approximately $2 million in breakage and legal fees were paid as part of terminating the prior debt facility. See Note 8 to our consolidated financial statements for additional information regarding our long-term debt.
Income Tax Expense

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	Change
Income tax expense	$4,830	$2,805	$2,025	72%
Income tax expense increased $2 million in 2019 as compared to 2018. The effective income tax rate for 2019 was 38.4% compared to 28.4% for 2018. The effective tax rate increased in 2019 compared to 2018 primarily as a result of the effect of a non-deductible advertising fund loss, non-deductible transaction costs, and adjustments to current and deferred tax balances.

Segment Results of Operations for the Year Ended December 28, 2019 Compared to December 29, 2018
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments, as further described in Note 9 to the consolidated financial statements. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	Change
Franchise royalties and fees	$31,548	$30,645	$903	3%
Company-operated store sales	311,201	220,344	90,857	41%
Supply and other revenue	13,433	11,675	1,758	15%
Total revenue	$356,182	$262,664	$93,518	36%
Segment Adjusted EBITDA	$81,732	$61,440	$20,292	33%

System-Wide Sales
Franchised stores	$612,866	$598,798	$14,068	2%
Company-operated stores	311,201	220,344	90,857	41%
Total System-Wide Sales	$924,067	$819,142	$104,925	13%
Store Count
Franchised stores	904	901	3	—%
Company-operated stores	458	304	154	51%
Total Store Count	1,362	1,205	157	13%
Same Store Sales %	7.0%	6.0%	N/A	N/A
Maintenance revenue increased $94 million in 2019 as compared to 2018, driven by same store sales growth and an increase in store count from a combination of organic and acquisition growth. During 2019, we completed eight tuck-in acquisitions to expand our maintenance footprint, which increased company-operated store sales by $55 million year-over-year.
Maintenance Segment Adjusted EBITDA increased $20 million in 2019 as compared to 2018, primarily due to growth in company-operated store sales from acquisitions and organic growth. This $91 million increase in company-operated store sales was partially offset by $59 million of additional company-operated stores expenses, $43 million of which were incurred as result of the acquisitions made in 2019, as well as incremental selling, general and administrative expenses related to our growth.

Paint, Collision & Glass

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	Change
Franchise royalties and fees	$57,520	$54,668	$2,852	5%
Company-operated store sales	13,259	2,245	11,014	491%
Supply and other revenue	62,060	62,798	(738)	(1)%
Total revenue	$132,839	$119,711	$13,128	11%
Segment Adjusted EBITDA	$60,444	$55,246	$5,198	9%

System-Wide Sales
Franchised stores	$1,654,327	$1,473,797	$180,530	12%
Company-operated stores	13,259	2,245	11,014	491%
Total System-Wide Sales	$1,667,586	$1,476,042	$191,544	13%
Store Count
Franchised stores	1,511	1,185	326	28%
Company-operated stores	34	1	33	N/M
Total Store Count	1,545	1,186	359	30%
Same Store Sales %	3.4%	5.1%	N/A	N/A
Paint, Collision & Glass revenue increased $13 million in 2019 as compared to 2018, primarily driven by $15 million of additional revenue from the acquisition of Uniban, ABRA and two CARSTAR franchised stores. During 2019, we expanded into the glass services market through our acquisition of Uniban and further expanded our collision services footprint through our acquisition of ABRA.
Paint, Collision & Glass Segment Adjusted EBITDA increased $5 million in 2019 as compared to 2018, primarily driven by $15 million of additional revenue due to the acquisitions of Uniban, ABRA and the CARSTAR stores. These revenue increases were partially offset by an increase in company-operated store and selling, general and administrative expenses related to our growth.

Platform Services

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	Change
Franchise royalties and fees	$22,102	$22,727	$(625)	(3)%
Company-operated store sales	4,650	11,343	(6,693)	(59)%
Supply and other revenue	34,555	14,424	20,131	140%
Total revenue	$61,307	$48,494	$12,813	26%
Segment Adjusted EBITDA	$26,413	$20,220	$6,193	31%

System-Wide Sales
Franchised stores	$289,258	$269,739	$19,519	7%
Company-operated stores	4,650	11,343	(6,693)	(59)%
Total System-Wide Sales	$293,908	$281,082	$12,826	5%
Store Count
Franchised stores	198	196	2	1%
Company-operated stores	1	1	—	—%
Total Store Count	199	197	2	1%
Same Store Sales %	7.3%	4.2%	N/A	N/A
Platform Services revenue increased $13 million in 2019 as compared to 2018 primarily driven by same store sales growth at 1-800-Radiator and our acquisitions of ATI and PH Vitres D’Autos during the fourth quarter of 2019, which further enhance our ability to provide benefits to our brands through training and distribution services. The impact of acquisitions on the Platform Services segment accounted for $11 million of such increase in revenue year-over-year.
Platform Services Segment Adjusted EBITDA increased $6 million in 2019 as compared to 2018 driven by $11 million of additional revenue year-over-year from acquisitions and same store sales growth at 1-800 Radiator. These increases were offset by additional supply and other expenses incurred as a result of the acquisitions.
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Cash flow from operations, supplemented with our long-term borrowings, have been sufficient to fund our operations while allowing us to make strategic investments to grow our business. We believe that our current sources of liquidity and capital resources will be adequate to fund our operations, acquisitions, company-operated store development, other general corporate needs and the additional expenses we expect to incur for at least the next twelve months. We expect to continue to have access to the capital markets at acceptable terms. However this could be adversely affected by many factors, including a downgrade of our credit rating or a deterioration of certain financial ratios.
During the first quarter of 2020, the Company drew down the remaining $40 million available on its Series 2019-3 Variable Funding Notes in order to supplement liquidity in response to COVID-19. During the third quarter of 2020, the Company used the proceeds from the issuance of 2020-1 Securitization Senior Notes to pay down the balance to zero. However, as the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs. A disruption in our business for an extended period of time could materially affect our future access to sources of liquidity.
Driven Brands Funding, LLC (the “Master Issuer”), a wholly owned subsidiary of the Company, is subject to certain quantitative covenants related to debt service coverage and leverage ratios. As of December 26, 2020 and December 28, 2019, the Master Issuer was in compliance with all covenants under its agreements.

The following table illustrates the main components of our cash flows:

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	December 29, 2018
Net cash provided by operating activities	$83,986	$41,372	$38,753
Net cash used in investing activities	(57,316)	(482,423)	(17,799)
Net cash provided by (used in) financing activities	118,643	446,530	(9,493)
Effect of exchange rate changes on cash	4,468	(120)	192
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$149,781	$5,359	$11,653
Operating Activities
Net cash provided by operating activities was $84 million for the year ended December 26, 2020 compared to net cash provided by operating activities of $41 million for the year ended December 28, 2019, primarily resulting from an increase in operating income that is partially offset by an increase in net working capital requirements.
Net cash provided by operating activities was $41 million for 2019 compared to $39 million for 2018, primarily resulting from higher operating profit and the positive impact of year-over-year movements in advertising fund activity, partially offset by higher interest expense from incremental debt issuances and higher inventory in the Maintenance segment.

Investing Activities
Net cash used in investing activities was $57 million for the year ended December 26, 2020 compared to $482 million for the year ended December 28, 2019, primarily resulting from a decrease in cash paid for acquisitions during the year ended December 26, 2020 as compared to the year ended December 28, 2019. For the year ended December 26, 2020, we invested $105 million in acquisitions, net of cash acquired, compared to $454 million for the year ended December 28, 2019. The cash paid for acquisitions was offset by proceeds of $100 million from sale-leaseback transactions, which are expected to be used to fund future acquisitions.
For the year ended December 26, 2020, we invested $53 million in capital expenditures, compared to $28 million for the year ended December 28, 2019. This increase is mostly due to an increased level of company-operated store openings in the year ended December 26, 2020, as compared to the year ended December 28, 2019, as well as the timing of cash payments made related to company-operated store openings at the end of 2019, as well as increased expenditures related to the maintenance of our existing store base and technology initiatives. Maintenance capital expenditures represented $8 million of the $53 million in total capital expenditures for the year ended December 26, 2020, as compared to $2 million of the $28 million in total capital expenditures for the year ended December 28, 2019.
Net cash used in investing activities was $482 million for 2019 compared to $18 million for 2018, primarily resulting from the Company’s increased acquisition activity in 2019. The impact of acquisitions on net cash used in investing activities contributed $454 million to such change year-over-year.
Additionally, in 2019, we invested $28 million in capital expenditures, compared to $22 million in 2018. Capital expenditures in 2019 primarily related to building new company-operated stores, remodeling existing or acquired company-operated stores, maintaining our existing store base, and executing on technology initiatives. Maintenance capital expenditures comprised $2 million of the $28 million in total capital expenditures in 2019 and $2 million of the $22 million in total capital expenditures in 2018.
Financing Activities
Net cash provided by financing activities was $119 million for the year ended December 26, 2020 compared to $447 million for the year ended December 28, 2019, primarily resulting from incremental Senior Notes issued during 2019 partially offset by a cash dividend of $163 million distributed to Driven Investor, LLC during 2019. See Note 6 to our consolidated financial statements for additional information regarding the Series 2019-1 debt transaction.

Net cash provided by financing activities was $447 million for 2019 compared to net cash used in financing activities of $9 million for 2018, primarily resulting from the Company’s issuance of long-term debt during 2019.
Long-term Debt

Our long-term debt obligations consist of the following:

(in thousands)	December 26, 2020	December 28, 2019
Series 2015-1 Securitization Senior Notes, Class A-2	$—	$392,575
Series 2016-1 Securitization Senior Notes, Class A-2	—	43,425
Series 2018-1 Securitization Senior Notes, Class A-2	267,438	270,188
Series 2019-1 Securitization Senior Notes, Class A-2	294,000	297,000
Series 2019-2 Securitization Senior Notes, Class A-2	271,563	274,312
Series 2019-3 Variable Funding Securitization Senior Notes, Class A-1	—	59,499
Series 2020-1 Securitization Senior Notes, Class A-2	174,125	—
Series 2020-2 Securitization Senior Notes, Class A-2	450,000	—
Car Wash First Lien Term Loan	528,858	—
Car Wash Second Lien Term Loan	175,000	—
Car Wash Revolving Credit Facility	18,000	—
Other debt (1)	26,763	—
Total debt	2,205,747	1,336,999
Less: unamortized discount	(46,030)	—
Less: debt issuance costs	(34,510)	(22,036)
Less: current portion of long-term debt	(22,988)	(13,050)
Total long-term debt, net	$2,102,219	$1,301,913
(1) Amount primarily consists of finance lease obligations.
For further information about our long-term debt obligations, see Note 8 to the consolidated financial statements.

On January 14, 2021, the Company completed an initial public offering and used the proceeds to fully repay the Car Wash First Lien Term Loan, the Car Wash Second Lien Term Loan and the Car Wash Revolving Debt Facility (collectively, the “Car Wash Senior Credit Facilities”). See Note 16 to the consolidated financial statements for further details.

Income Tax Receivable Agreement
We expect to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s initial public offering, which we therefore attribute to our existing stockholders. We expect that these tax benefits (i.e., the Pre-IPO and IPO-Related Tax Benefits) will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future. We have entered into an income tax receivable agreement which provides our Pre-IPO stockholders with the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that we and our subsidiaries actually realize as a result of the utilization of the Pre-IPO and IPO-Related Tax Benefits. See “Certain Relationships and Related Party Transactions—Income Tax Receivable Agreement.”
For purposes of the income tax receivable agreement, cash savings in income tax will be computed by reference to the reduction in the liability for income taxes resulting from the utilization of the Pre-IPO and IPO-Related Tax Benefits. The term of the income tax receivable agreement commenced upon the effective date of the Company’s initial public offering and will continue until the Pre-IPO and IPO-Related Tax Benefits have been utilized, accelerated or expired.
Because we are a holding company with no operations of our own, our ability to make payments under the income tax receivable agreement is dependent on the ability of our subsidiaries to make distributions to us. The securitized debt facility may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the income tax receivable agreement. To the extent that we are unable to make payments under the income tax receivable agreement because of restrictions under our outstanding indebtedness, such payments will be deferred and will generally accrue interest at a rate of LIBOR plus 1.00% per annum until paid. To the extent that we are unable to make payments under the income tax receivable agreement for any other reason, such payments will generally accrue interest at a rate of LIBOR plus 5.00% per annum until paid.
Contractual Obligations and Commercial Commitments
A summary of our commitments and contingencies as of December 26, 2020 is as follows:

(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest(1)	$3,032,014	$119,698	$253,836	$1,210,968	$1,447,512
Operating lease commitments(2)	1,308,787	104,300	193,888	174,012	836,587
Sublease rentals(3)	26,905	6,752	10,695	3,876	5,582
(1) Represents expected Senior Notes debt principal repayments for the next five fiscal years and thereafter assuming repayment at maturity. Includes interest expense related to long-term debt obligations. Our weighted-average borrowing rate is 4.42%.
(2) The Company and its subsidiaries have non-cancelable operating lease agreements for the rental of office space, company-operated shops, and office equipment.
(3) The Company’s subsidiaries enter into certain lease agreements with owners of real property in order to sublet the leased premises to its franchisees.

Subsequent to December 26, 2020, the Company used the proceeds from its initial public offering to fully repay the Car Wash Senior Credit Facilities. As the debt was still outstanding as of December 26, 2020, all contractual payments and the associated interest are reflected in the contractual obligations table set forth above. See Note 16 to the consolidated financial statements for further details.

The payments that we may be required to make under the income tax receivable agreement to our Pre-IPO stockholders may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. See “Risk Factors—We are required to make payments under an Income Tax Receivable Agreement for certain tax benefits, which amounts are expected to be material” for further details.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or liquidity and capital resources.
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 of the consolidated financial statements. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates.

These judgments involve estimations of the effect of matters that are inherently uncertain and may have a significant impact on our quarterly and annual results of operations or financial condition. Changes in estimates and judgments could significantly affect our result of operations, financial condition, and cash flow in future years. The following is a description of what we consider to be our most critical accounting policies.

Impairment of goodwill and other indefinite-lived intangible assets
Goodwill and intangible assets considered to have an indefinite life (primarily our trade names) are evaluated throughout the year to determine if indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in our business, in the business overall climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of our common stock.

If no indicators of impairment have been noted during these preliminary assessments, we perform an assessment of goodwill and intangible assets annually as of the first day of our fourth fiscal quarter. We first assess qualitatively whether it is more-likely-than-not that an impairment does not exist. Significant factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, overall financial performance and results of past impairment tests. If we do not qualitatively determine that it is more-likely-than-not that an impairment does not exist, we perform a quantitative impairment test.

In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and indefinite-lived intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, tax depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.

In the process of a quantitative test of our trade name intangible assets, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.

There is an inherent degree of uncertainty in preparing any forecast of future results. Future trends in system-wide sales are dependent to a significant extent on national, regional and local economic conditions. Any decreases in customer traffic or average repair order due to these or other reasons could reduce gross sales at franchise locations, resulting in lower royalty and other payments from franchisees, as well as lower sales at company-operated locations. This could reduce the profitability of franchise locations, potentially impacting the ability of franchisees to make royalty payments owed to us when due (which could adversely impact our current cash flow from franchise operations), and company-operated sites

Business combinations
We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets, including trade names franchise agreements, and license agreements, real property and market adjustments for in-place lease agreements. The Company will record a right-of-use (“ROU”) asset for acquired leases at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease. As a result, in the case of significant acquisitions, we normally obtain the assistance of a third-party valuation specialist in estimating the value of real property and intangible assets. The fair value measurements are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. Favorable or unfavorable market terms used to value the ROU assets are estimated based on comparable market data. Fair values of acquired trade names are estimated using an income approach, specifically the relief-from-royalty method. Assumptions utilized in the determination of fair value include forecasted sales, discount rates, and royalty rates. While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances, like the COVID-19 pandemic, may occur, which could affect the accuracy or validity of the estimates and assumptions.

Long-lived assets
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets (primarily real property and equipment) may not be recoverable. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. Significant factors considered include, but are not limited to, current and forecast sales, current and forecast cash flows, the number of years the site has been in operation, remaining lease life (if applicable), and other factors which apply on a case-by-case basis. The analysis is performed at the individual site level for indicators of permanent impairment. Recoverability of the Company's assets is measured by comparing the assets' carrying value to the undiscounted cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of intangible assets with finite lives, primarily assets related to franchise and license agreements, may not be recoverable. Recoverability of the asset is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the asset's remaining useful life. Significant factors considered include, but are not limited to, current and forecast sales, current and forecast cash flows and a discount rate to be applied to the forecast revenue stream.

Income taxes
We estimate certain components of our provision for income taxes. Our estimates and judgments include, among other items, the calculations used to determine the deferred tax asset and liability balances, effective tax rates for state and local income taxes, uncertain tax positions, amounts deductible for tax purposes, and related reserves. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available. Further, our assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution.
We account for income taxes under the liability method whereby deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effects on deferred tax assets and liabilities of subsequent changes in the tax laws and rates are recognized in income during the year the changes are enacted.
In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
We follow the applicable authoritative guidance with respect to the accounting for uncertainty in income taxes recognized in our consolidated financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We record any interest and penalties associated as additional income tax expense in the consolidated statements of operations.

Leases
The Company is the lessee in a significant real estate portfolio, primarily through ground leases (the Company leases the land and generally owns the building) and through leases of land and buildings. The Company records a ROU asset and lease liability based on the present value of the Company’s estimated future minimum lease payments over the lease term.

In determining the initial lease term, the Company generally does not include periods covered by renewal options, as the Company does not believe these renewal options are reasonably assured of being exercised. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

As the Company’s leases do not provide enough information to determine the implicit interest rate in the agreements, the Company uses its incremental borrowing rate in calculating the lease liability. The Company determines its incremental borrowing rate for each lease by reference to yield rates on collateralized debt issuances by companies of a similar credit rating as the Company, with adjustments for differences in years to maturity and implied company-specific credit spreads.

Revenue recognition
We recognize revenue from our franchise, independently-operated, and company-operated sites in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration we expect to receive for those services or goods.

In determining the amount and timing of revenue from contracts with customers, we make judgments as to whether uncertainty as to collectibility of the consideration that we are owed precludes recognition of the revenue on an accrual basis. These judgments are based on the facts specific to each circumstance. Primary factors considered include past payment history and our subjective assessment of the likelihood of receiving payment in the future. The timing of recognition does not require significant judgment as it is based on either the term of the franchise agreement, the month of reported sales by the franchisee or the date of product sales, none of which require a significant amount of estimation.

Equity-based Compensation
On April 17, 2015, Driven Investor LLC (“Parent”) entered into a limited liability company agreement (the “Equity Plan”). The Equity Plan, among other things, established the ownership of certain membership units in the Parent and defined the distribution rights and allocations of profits and losses associated with those membership units. We recognize expense related to the fair value of equity-based compensation over the service period (generally the vesting period) in the consolidated financial statements based on the estimated fair value of the award on the grant date.
The grant date fair value of all incentive units is estimated using the Black-Scholes option pricing model. The pricing model requires assumptions, which include the expected life of the profits interests, the risk-free interest rate, the expected dividend yield and expected volatility of our units over the expected life, which significantly impacts the assumed fair value. We account for forfeitures as they occur.
The expected term of the incentive units is based on evaluations of historical and expected future employee behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on the historical volatility of several public entities that are similar to the Company, as the Company does not have sufficient historical transactions of its own units on which to base expected volatility.
We engage third-party valuation experts to assist in the valuation of our incentive units. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
The assumptions underlying our valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation expense could be materially different. Following the closing of this offering, the fair value of our common stock will be determined based on the quoted market price of our common stock.
Application of New Accounting Standards
See Note 2 of the consolidated financial statements for a discussion of recently issued accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks which exist as part of our ongoing business operations. In addition to inflationary pressures, we are exposed to changes in interest rates, price volatility for certain commodities, and changes in currency exchange rates. As a policy, we do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

Interest Rate Risk
We are exposed to changes in interest rates as a result of our financing activities used to fund business operations. Primary exposures include movements in LIBOR. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We have attempted to minimize this risk by issuing primarily fixed rate debt instruments on our securitization senior notes and for the first and second lien term notes assumed from ICWG, which have a variable interest rate, we have interest rate swap agreements to hedge our risk to changes in LIBOR.

As of December 26, 2020, our exposure to variable interest rates included the Car Wash Senior Credit Facilities and the income tax receivable agreement. The Company repaid the full amount due under these debt agreements in January 2021. See Note 16 to the consolidated financial statements for additional details.
As discussed in “Risk Factors - We are required to make payments under an Income Tax Receivable Agreement for certain tax benefits, which amounts are expected to be material” to the extent that we are unable to make payments under the income tax receivable agreement because of restrictions under our outstanding indebtedness, such payments will be deferred and will generally accrue interest at a rate of LIBOR plus 1.00% per annum until paid. To the extent that we are unable to make payments under the income tax receivable agreement for any other reason, such payments will generally accrue interest at a rate of LIBOR plus 5.00% per annum until paid.

Commodity Risk
We purchase certain products in the normal course of business, including motor oil, paint, and consumables, the costs of which are affected by global commodity prices.
Generally, our contracts with suppliers are not fixed, meaning we could be exposed to supplier-imposed price increases. However, we attempt to mitigate this risk through contract renegotiations or by passing along price increases to our end customers.

Foreign Exchange Risk
We are exposed to market risk due to changes in currency exchange rate fluctuations for revenues generated by our operations in Canada, Europe, and Australia, which can adversely impact our net income and cash flows. Our statement of income and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions, such as intercompany loans denominated in foreign currency. Further, as part of the acquisition of ICWG we assumed First and Second Lien Term loans that are subject to foreign currency exchange risk. We have attempted to minimize this risk by for the First and Second Lien Debt with a cross-currency interest rate swap agreements to hedge our risk to changes between the U.S. Dollar and the British Pound. The Company repaid the full amount due under these debt agreements in January 2021. See Note 16 to the consolidated financial statements for additional details.

Impact of Inflation
Inflation did not have a significant overall effect on our annual results of operations during 2020 or 2019. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Driven Brands Holdings Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Driven Brands Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, comprehensive income, shareholders’/members’ equity, and cash flows for each of the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of December 29, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”).

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations – Acquisition of International Car Wash Group

As described in Note 3 to the Company’s consolidated financial statements, the Company’s parent, Driven Investor LLC (the Parent), completed the acquisition of Shine Holdco (UK) Limited, the holding company of International Car Wash Group (ICWG) on August 3, 2020 for 217,980 shares of the Parent’s Class A Common units. The Parent then contributed ICWG to the Company in exchange for 38.3 million shares of the Company’ s common stock (after giving effect to the Company’s stock split, as discussed in Note 16 of the Company’s consolidated financial statements). The preliminary fair value of the equity consideration was determined based on an estimated enterprise value of the Company inclusive of ICWG using a market approach and income approach as of the purchase date, reduced by borrowings assumed. We identified the Company’s determination of the preliminary fair value of the equity consideration as a critical audit matter.

The principal consideration for our determination that the preliminary fair value of equity consideration is a critical audit matter is that inherent in the determination of equity fair value are significant management estimates, which when subjected to audit, require a high degree of judgment and increased effort including the involvement of valuation specialists. In particular, the Company’s preliminary fair value estimate was sensitive to key assumptions including the discount rate, peer company market multiples, and projected growth rates for revenues and EBITDA (defined as “earnings before interest, taxes, depreciation, and amortization”).

Our audit procedures related to the Company’s determination of preliminary fair value of equity included the following, among others.

•We utilized our valuation specialists to assist with evaluating the Company’s methodology and assessing the appropriateness of the significant assumptions, which included the following.

◦To evaluate the discount rate used by the Company in the preliminary analysis, we developed an independent discount rate using market participant inputs.

◦To evaluate the peer company market multiples used in the preliminary analysis, we obtained market multiples of the stated guideline companies and compared them to the market multiples used by the Company.

•We evaluated management’s ability to accurately forecast revenue and EBITDA growth rates by (1) comparing projected amounts to prior historical periods and trends and (2) obtaining an understanding of drivers underlying projected amounts, including consideration of industry information and economic trends.

Implementation of ASC 842, Leases

As described in Note 2 to the financial statements, the Company adopted ASC 842 as of September 26, 2020, which was retroactively applied to the first day of fiscal 2020. The adoption resulted in the recognition of a right-of-use asset (“ROU asset”) and a lease liability for operating leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability is equal to the present value of future lease payments. The asset is based on the liability, subject to certain adjustments, including initial direct costs and lessor provided incentives. We identified adoption of ASC 842 as a critical audit matter.

The principal consideration for our determination that the adoption of ASC 842 is a critical audit matter is that it is a substantial change in accounting for leases and as such requires significant auditor judgement in obtaining sufficient and appropriate audit evidence related to management’s determination of the ROU asset and lease liability, including their selection of incremental borrowing rates to be applied to future lease payments.

Our audit procedures related to the adoption of ASC 842 included the following, among others.

•We compared the Company’s population of leases to historical audited data and performed a vendor payment analysis to search for potential unidentified leases in order to evaluate the completeness of the population of leases that management evaluated as part of the initial impact of adoption and ongoing accounting.

•We inspected a sample of lease contracts, compared the relevant inputs to the Company’s lease software, and recalculated the ROU asset and lease liability.

•With the assistance of a valuation specialist, we evaluated the reasonableness of the incremental borrowing rates used by the Company in establishing the ROU asset and lease liability by comparing them against a range independently developed using publicly available market data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Charlotte, North Carolina
March 24, 2021

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
(in thousands, except per share amounts)	December 26, 2020	December 28, 2019	December 29, 2018
Revenue:
Franchise royalties and fees	$117,126	$111,170	$108,040
Company-operated store sales	489,267	329,110	233,932
Independently-operated store sales	67,193	—	—
Advertising contributions	59,672	66,270	72,792
Supply and other revenue	170,942	93,723	77,951
Total revenue	904,200	600,273	492,715
Operating expenses:
Company-operated store expenses	305,908	223,683	163,844
Independently-operated store expenses	41,051	—	—
Advertising expenses	61,989	69,779	74,996
Supply and other expenses	93,380	53,005	48,053
Selling, general and administrative expenses	218,277	142,249	125,763
Acquisition costs	15,682	11,595	—
Store opening costs	2,928	5,721	2,045
Depreciation and amortization	62,114	24,220	19,846
Asset impairment charges	8,142	—	—
Total operating expenses	809,471	530,252	434,547
Operating income	94,729	70,021	58,168
Other (income) expense, net
Interest expense, net	95,646	56,846	41,758
Loss on debt extinguishment	5,490	595	6,543
Gain on foreign currency transactions, net	(13,563)	—	—
Total other expenses, net	87,573	57,441	48,301
Income before taxes	7,156	12,580	9,867
Income tax expense	11,372	4,830	2,805
Net income (loss)	(4,216)	7,750	7,062
Net income (loss) attributable to non-controlling interests	(17)	19	—
Net income (loss) attributable to Driven Brands Holdings Inc.	$(4,199)	$7,731	$7,062

Earnings (loss) per share(1)
Basic and diluted	$(0.04)	$0.09	$0.08

Weighted average shares outstanding(1)
Basic and diluted	104,318	88,990	88,990
(1) Share and per share amounts have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 16 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal year ended
(in thousands)	December 26, 2020	December 28, 2019	December 29, 2018
Net income (loss)	$(4,216)	$7,750	$7,062
Other comprehensive income (loss):
Foreign currency translation adjustment	13,227	4,726	(3,322)
Unrealized loss from cash flow hedges, net of tax	(87)	—	—
Actuarial losses of defined benefit pension plan, net of tax	(219)	—	—
Other comprehensive income (loss), net	12,921	4,726	(3,322)
Total comprehensive income	8,705	12,476	3,740
Comprehensive income attributable to non-controlling interests	2	19	—
Comprehensive income attributable to Driven Brands Holdings Inc.	$8,703	$12,457	$3,740

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$172,611	$34,935
Restricted cash	15,827	—
Accounts and notes receivable, net	84,805	74,131
Inventory	43,039	26,149
Prepaid and other assets	25,070	14,491
Income tax receivable	3,055	4,607
Advertising fund assets, restricted	29,276	31,011
Total current assets	373,683	185,324
Notes receivable, net	3,828	7,178
Property and equipment, net	827,392	134,381
Operating lease right-of-use assets	884,927	—
Deferred commissions	8,661	6,721
Intangibles, net	829,308	672,017
Goodwill	1,727,351	870,619
Total assets	$4,655,150	$1,876,240
Liabilities and shareholders'/members’ equity
Current liabilities:
Accounts payable	$67,802	$58,917
Income taxes payable	3,513	—
Accrued expenses and other liabilities	190,867	66,035
Current portion of long-term debt	22,988	13,050
Advertising fund liabilities	20,276	20,825
Total current liabilities	305,446	158,827
Long-term debt, net	2,102,219	1,301,913
Operating lease liabilities	818,001	—
Deferred tax liabilities	249,043	111,355
Deferred revenue	20,757	14,267
Accrued expenses and other long-term liabilities	53,324	—
Total liabilities	3,548,790	1,586,362
Shareholders'/Members’ equity	1,087,712	284,788
Accumulated other comprehensive income	16,528	3,626
Total shareholders'/members’ equity attributable to Driven Brands Holdings Inc.	1,104,240	288,414
Non-controlling interests	2,120	1,464
Total shareholders'/members’ equity	1,106,360	289,878
Total liabilities and shareholders'/members’ equity	$4,655,150	$1,876,240

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY

in thousands	Shareholders'/Members' equity	Accumulated other comprehensive income (loss)	Non-controlling interests	Total equity
Balance as of December 29, 2017	$483,320	$2,222	$—	$485,542
Cumulative effect of ASU 2014-09 adoption	(853)	—	—	(853)
Balance as of December 30, 2017	482,467	2,222	—	484,689
Net income	7,062	—	—	7,062
Other comprehensive loss	—	(3,322)	—	(3,322)
Equity-based compensation expense	1,195	—	—	1,195
Contributions	1,050	—	—	1,050
Dividend to Driven Investor LLC	(52,987)	—	—	(52,987)
Balance as of December 29, 2018	438,787	(1,100)	—	437,687
Net income	7,731	—	19	7,750
Other comprehensive income	—	4,726	—	4,726
Equity-based compensation expense	1,195	—	—	1,195
Acquisition of non-controlling interest	—	—	1,445	1,445
Contributions	75	—	—	75
Dividend to Driven Investor LLC	(163,000)	—	—	(163,000)
Balance as of December 28, 2019	284,788	3,626	1,464	289,878
Cumulative effect of ASU 2016-02 adoption	(4,012)	—	—	(4,012)
Cumulative effect of ASU 2016-13 adoption	(1,797)	—	—	(1,797)
Balance as of December 29, 2019	278,979	3,626	1,464	284,069
Net loss	(4,199)	—	(17)	(4,216)
Other comprehensive income	—	12,902	19	12,921
Equity-based compensation expense	1,323	—	—	1,323
Acquisition of non-controlling interest	—	—	400	400
Capital contribution to non-controlling interest	—	—	254	254
Common stock issued	811,609	—	—	811,609
Balance as of December 26, 2020	$1,087,712	$16,528	$2,120	$1,106,360

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(in thousands)	December 26, 2020	December 28, 2019	December 29, 2018
Net income (loss)	$(4,216)	$7,750	$7,062
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,114	24,220	19,846
Noncash lease cost	49,348	—	—
Gain on foreign denominated transactions	(23,245)	—	—
Loss on foreign currency derivative	10,033	—	—
Bad debt expense	7,059	1,685	525
Asset impairment costs	8,142	—	—
Amortization of deferred financing costs and bond discounts	10,890	3,682	2,660
Provision for deferred income taxes	3,936	3,169	2,288
Loss on extinguishment of debt	5,490	595	6,543
Other, net	1,408	1,757	3,559
Changes in assets and liabilities:
Accounts and notes receivable, net	(11,782)	(7,173)	2,148
Inventory	(2,904)	(5,452)	(269)
Prepaid and other assets	(5,658)	(2,313)	(1,225)
Advertising fund assets and liabilities, restricted	(369)	6,492	(5,224)
Deferred commissions	(1,927)	(1,958)	(1,444)
Deferred revenue	6,278	2,524	1,405
Accounts payable	(4,454)	13,849	(9,099)
Accrued expenses and other liabilities	15,956	(7,617)	10,953
Income tax receivable	3,734	162	(975)
Operating lease liabilities	(45,847)	—	—
Cash provided by operating activities	83,986	41,372	38,753
Cash flows from investing activities:
Capital expenditures	(52,459)	(28,230)	(22,158)
Cash used in business acquisitions, net of cash acquired	(105,031)	(454,193)	—
Proceeds from sale-leaseback transactions	100,174	—	—
Proceeds from sale of company-operated stores	—	—	4,359
Cash used in investing activities	(57,316)	(482,423)	(17,799)
Cash flows from financing activities:
Payment of contingent consideration related to acquisitions	(2,783)	—	(6,112)
Payment of debt issuance cost	(22,932)	(14,056)	(7,046)
Proceeds from the issuance of long-term debt	625,000	575,000	272,978
Repayment of long-term debt	(448,213)	(10,988)	(197,776)
Repayments of revolving lines of credit and short-term debt	(432,800)	59,499	(19,600)
Proceeds from revolving lines of credit and short-term debt	391,301	—	—
Repayment of principal portion of finance lease liability	(595)	—	—
Distribution to Driven Investor LLC	—	(163,000)	(52,987)
Contributions	—	75	1,050
Proceeds from failed sale-leaseback transactions	5,633	—	—
Proceeds from issuance of equity shares	2,609	—	—
Other, net	1,423	—	—
Cash provided by (used in) financing activities	118,643	446,530	(9,493)
Effect of exchange rate changes on cash	4,468	(120)	192
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	149,781	5,359	11,653

Cash and cash equivalents, beginning of period	34,935	37,530	25,743
Cash included in advertising fund assets, restricted, beginning of period	23,091	15,137	15,270
Restricted cash, beginning of period	—	—	—
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	58,026	52,667	41,013
Cash and cash equivalents, end of period	172,611	34,935	37,530
Cash included in advertising fund assets, restricted, end of period	19,369	23,091	15,137
Restricted cash, end of period	15,827	—	—
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$207,807	$58,026	$52,667

Supplemental cash flow disclosures - non-cash items:
Accrued capital expenditures	$5,726	$8,782	$896
Capital leases	—	2,191	—
Contingent consideration	4,309	2,880	—
Sale/leaseback	—	30,929	—
Supplemental cash flow disclosures - cash paid for:
Interest	$88,772	$51,209	$40,017
Income taxes	6,238	1,767	1,033

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
e Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc., together with its subsidiaries (collectively, the “Company”), is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). The Company previously operated as RC Driven Holdings LLC, a Delaware limited liability company. On July 6, 2020, RC Driven Holdings LLC converted into a Delaware corporation pursuant to a statutory conversion, and changed its name to Driven Brands Holdings Inc. As part of our Corporate Conversion, our direct parent, Driven Investor LLC (the “Parent”), received all of our common stock in exchange for our equity interests.
Driven Brands is a large and diversified automotive services company with a highly-franchised base of more than 4,200 franchised, independently-operated, and company-operated locations across 49 U.S. states and 14 other countries. The Company has a portfolio of highly recognized brands, including ABRA, CARSTAR, Maaco, Meineke, and Take 5 that compete in the automotive services industry. Our scaled, diversified platform fulfills an extensive range of core consumer and commercial automotive needs, including paint, collision, glass, repair and maintenance, oil change and car wash. Driven Brands provides a breadth of high-quality and high-frequency services to a wide range of customers, who rely on their cars in all economic environments to get to work and in many other aspects of their daily lives. Approximately 83% of the Company’s locations are franchised or independently operated.

Note 2— Summary of Significant Accounting Policies

Fiscal year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). Fiscal years 2020, 2019, and 2018 reflect the results of operations for the 52-week periods ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.

In August 2020, the Company acquired International Car Wash Group (“ICWG”), which is currently consolidated based on a calendar month end that ended on December 31, 2020. See Note 3 for additional discussion regarding the acquisition of ICWG.

Basis of Presentation
The consolidated financial statements include the accounts of Driven Brands Holdings Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in the calculation and assessment of the following: valuation of intangible assets and goodwill; income taxes; allowance for credit losses; and stock-based compensation. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation. In the Company's consolidated statements of operations, $6 million of company-operated store sales and $4 million of franchise and royalty fees for the year ended December 28, 2019 have been reclassified to supply and other revenue to conform to the current year presentation. Additionally, $5 million of company-operated store expenses for the year ended December 28, 2019 have been reclassified to supply and other expenses to conform to the current year presentation.

Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash equivalents consist of demand deposits and short-term, highly liquid investments with original maturities of three months or less. These investments are carried at cost, which approximates fair value. The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits. As of December 26, 2020 and December 28, 2019, the Company maintained balances in various cash accounts in excess of federally insured limits.

Restricted Cash
The Company had total restricted cash of $35 million at December 26, 2020, which consisted of $9 million of cash restricted for the purpose of facilitating a like-kind exchange of property under Internal Revenue Code Section 1031 (“1031 Exchange”), $7 million required to be held in trust in connection with the Company's securitized debt and $19 million of funds from franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Restricted cash of $23 million at December 28, 2019 consisted of funds from franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Funds required to be held in trust in connection with the Company’s securitized debt and the 1031 Exchange are presented on the consolidated balance sheet within restricted cash, while advertising funds are presented within advertising fund assets, restricted, on the consolidated balance sheet.

Accounts and Notes Receivable
The Company’s accounts receivable consists principally of amounts due related to product sales, centrally billed commercial fleet work, centrally billed insurance claims, advertising, franchise fees, rent due from franchisees and training services. These receivables are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable, net on the consolidated balance sheets. Accounts receivable are reported at their estimated net realizable value.

Notes receivable are primarily from franchisees and relate to financing arrangements for certain past due balances or to partially finance the acquisition of company-operated stores or refranchising locations. The notes are typically collateralized by the assets of the store being purchased. Interest income recognized on these notes is included in supply and other revenue on the accompanying consolidated statements of operations. The Company places notes receivable on a nonaccrual status based on management’s determination if it is probable that the principal balance is not expected to be repaid per the contractual terms. When the Company places a note receivable on a nonaccrual status, interest income recorded on the note is reversed through supply and other revenue. The Company recorded an immaterial amount of interest income related to its notes receivables during the years ended December 26, 2020 and December 28, 2019.

Allowance for Uncollectible Receivables
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, on December 26, 2020, which was retroactively applied as of the first day of fiscal year 2020, as further described within the section below titled Recently Adopted Accounting Standards. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information.

Expected credit losses for uncollectible receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions considered include pre-defined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses.

The Company is not party to any off-balance sheet arrangements that would require an allowance for credit losses in accordance with this accounting standard.

Inventory
Inventory is stated at the lower of cost or net realizable value. The Company primarily purchases its oil, lubricants, and auto glass in bulk quantities to take advantage of volume discounts and to ensure inventory availability to complete services. Inventories are presented net of volume rebates.

Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remaining lease term of the related asset. Estimated useful lives are as follows:

Buildings and improvements	30 - 40 years
Furniture and fixtures	Five to eight years
Store equipment	Two to 10 years
Car wash equipment	20 years
Leasehold improvements	Five to 15 years
Vehicles	Five years

Leases
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases, as of the first day of fiscal year 2020, as further described within the section below titled Recently Adopted Accounting Standards. At contract inception, we determine whether the contract is or contains a lease based on the terms and conditions of the contract. Lease contracts are recognized on our consolidated balance sheet as right-of-use (“ROU”) assets and lease liabilities; however, we have elected not to recognize ROU assets and lease liabilities on leases with terms of one year or less. Lease liabilities and their corresponding ROU assets are recorded based on the present value of the future lease payments over the expected lease term. As the Company’s leases do not provide enough information to determine the implicit interest rate in the agreements, the Company uses its incremental borrowing rate in calculating the lease liability. The Company determines its incremental borrowing rate for each lease by reference to yield rates on collateralized debt issuances, which approximates borrowings on a collateralized basis, by companies of a similar credit rating as the Company, with adjustments for differences in years to maturity and implied company-specific credit spreads. The ROU asset also includes initial direct costs paid less lease incentives received from the lessor. Our lease contracts are generally classified as operating and, as a result, we recognize a single lease cost within operating expenses on the consolidated statement of operations on a straight-line basis over the lease term. The Company also records lease income for subleases of franchise stores to certain franchisees. Lease income from sublease rentals are recognized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets
Long-lived assets that are used in operations are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through undiscounted future cash flows. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is the amount by which the carrying amount of a long-lived asset or asset group exceeds its estimated fair value. Fair value is generally estimated by internal specialists based on the present value of anticipated future cash flows or, if required, with the assistance of independent third-party valuation specialists, depending on the nature of the assets or asset group.

Goodwill and Intangible Assets
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from an acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets acquired. The Company's identifiable intangible assets are comprised primarily of trademarks, franchise agreements, license agreements, membership agreements, customer relationships, and developed technology. Identifiable intangible assets with finite lives (franchise agreements) are amortized over the period of estimated benefit using the straight-line method. Goodwill and intangible assets considered to have an indefinite life (primarily trade names) are not subject to amortization. The determination of indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.

Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The Paint, Collision & Glass reporting unit has a negative carrying value as of the September 27, 2020 annual impairment testing date and goodwill of $298 million.

Revenue Recognition
Franchise royalties and fees
Franchisees are required to pay an upfront license fee prior to the opening of a location. The initial license payment received is recognized ratably over the life of the franchise agreement. Franchisees will also pay continuing royalty fees, at least monthly, based on a percentage of the store level retail sales or a flat amount, depending on the brand. The royalty income is recognized as the underlying sales occur. In addition to the initial fees and royalties, the Company also recognizes revenue associated with development fees charged to franchisees, which are recognized as income over the life of the associated franchise agreement. Development fees relate to the right of a franchisee to open additional locations in an agreed upon territory.
Company-operated store sales
Company-operated store sales are recognized, net of sales discounts, upon delivery of services and the service-related product. Customers also have the ability to purchase car wash club memberships that allow a customer unlimited washes for the duration of the membership. The Company recognizes revenue from these membership programs on a straight-line basis over the membership term. We also sell gift cards. Sales proceeds are recognized as a contract liability; the liability is reduced and revenue is recognized when the gift card subsequently is redeemed for services. Breakage on unredeemed gift card balances is estimated and recognized as revenue using the proportional method based on historical redemption patterns.

The states and municipalities in which the Company operates impose sales tax on all of the Company’s nonexempt revenue. The Company collects the sales tax from its customers and remits the entire amount to the appropriate taxing authority. The Company’s policy is to exclude the tax collected and remitted from net revenue and direct costs. The Company accrues sales tax liabilities as it records sales, maintaining the amount owed to the taxing authorities in accrued expenses and other liabilities in the consolidated balance sheet.
Independently-operated store sales and expenses
Independently-operated store sales and expenses consist of our car wash sites outside North America. The Company is primarily responsible for fulfilling its performance obligation of providing car wash and other vehicle cleaning services but engages a third-party to provide site labor and operate these stores on its behalf. The Company pays a commission to these third-parties to perform this service. Revenue from car washes at these locations is recorded in independently-operated store sales at the time the service is performed, while the commissions paid to the third-parties is recorded in independently-operated store expenses.

Advertising contributions
Franchised and company-operated stores are generally required to contribute advertising dollars according to the terms of their respective contract (typically based on a percentage of sales) that are used for, among other activities, advertising the brand on a national and local basis, as determined by the brand’s franchisor. The Company’s franchisees make their contributions to a marketing fund which in turn administers and distributes their advertising contributions directly to the franchisor. This advertising fee revenue is recognized as the underlying sales occur. Advertising expenses are recorded as incurred. Revenues and expenses related to these advertising collections and expenditures are reported on a gross basis in the consolidated statements of operations. The assets related to the advertising fund are considered restricted and disclosed as such on the Company’s consolidated balance sheet.

Any excess or deficiency of advertising fee revenue compared to advertising expenditures, is recognized in the fourth quarter of the Company's fiscal year. Any excess of revenue over expenditures is recognized only to the extent of previously recognized deficits. When advertising revenues exceed the related advertising expenses and there is no recovery of a previously recognized deficit of advertising revenues, advertising costs are accrued up to the amount of revenues.

Supply and other revenue
Supply and other revenue includes revenue related to product sales, vendor incentive revenue, insurance licensing fees, store leases, software maintenance fees and automotive training services revenue. Supply and other revenue is recognized once title of goods is transferred to franchisees or other independent parties, as the sales of the related products occur, or ratably. Vendor incentive revenue is recognized as sales of the related product occur. Insurance licensing fee revenue is generated when the Company is acting as an agent on behalf of its franchisees and is recognized once title of goods is transferred to franchisees. The insurance license revenue is presented net of any related expense with any residual revenue reflecting the management fee the Company charges for the program. Store lease revenue is recognized ratably over the underlying property lease term. Software maintenance fee revenue is recognized monthly in connection with providing and servicing software. Automotive training services provided to third party shop owner/operators in accordance with agreed upon contract terms. These contracts may be for one-time shop visits or agreements to receive access to education and training programs for multiple years. For one-time shop visits, revenue is recognized at the time the service is rendered. For the multi-year education and training contracts, revenue is recognized ratably over the contract term.

Assets Recognized from the Costs to Obtain a Contract with a Customer:
The Company has elected a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. The Company records contract assets for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year and if such costs are material. Commission expenses, a primary cost associated with the sale of franchise licenses, are amortized to selling, general and administrative expenses in the consolidated statements of operations ratably over the life of the associated franchise agreement.
Contract Balances
The Company generally records a contract liability when cash is provided for a contract with a customer before the Company has completed its contractual performance obligation. This includes cash payments for initial franchise fees as well as upfront payments on store owner consulting and education contracts. Franchise fees and shop owner consulting contract payments are recognized over the life of the agreement, which range from five to 20 and three to four year terms, respectively.

Company-Operated Store Expenses
Company-operated store expenses consist of payroll and benefit costs for employees at company-operated locations, as well as rent, costs associated with procuring materials from suppliers, and other store-level operating costs. The Company receives volume rebates based on a variety of factors which are included in accounts receivable on the accompanying consolidated balance sheet and accounted for as a reduction of company-operated store expenses as they are earned. Sales discounts received from suppliers are recorded as a reduction of the cost of inventory. Advanced rebates are included in accrued expenses and other liabilities on the accompanying consolidated balance sheet and are accounted for as a reduction of company-operated store expenses as they are earned over the term of the supply agreement. Additionally, the Company includes subleasing expense associated with the subleasing of store buildings to franchisees within supply and other expenses in the consolidated statements of operations.

Store Opening Costs
Store opening costs consist of employee, facility, and grand opening marketing costs that company-operated stores incur prior to opening. The Company typically incurs store opening costs when opening new company-operated stores and when converting independently branded, acquired company-operated stores to one of its brands. These expenses are charged to expense as incurred.

Equity-based Compensation
The Company recognizes expense related to equity-based compensation awards over the service period (generally the vesting period) in the consolidated financial statements based on the estimated fair value of the award on the grant-date.

Fair Value of Financial Instruments
Fair value measurements enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories.

Level 1: Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity as the ability to access at the measurement date,

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company estimates the fair values of financial instruments using available market information and appropriate valuation methodologies. The carrying amount for cash and cash equivalents, restricted cash, accounts receivable, inventory, other current assets, accounts payable and accrued expenses approximate fair value because of their short maturities. The notes receivable carrying value also approximates fair value due to interest rates that approximate market rates for agreements with similar maturities and credit quality.

Financial assets and liabilities measured at fair value on a recurring basis as of December 26, 2020 are summarized as follows:

(in thousands)	Significant other observable inputs (Level 2)	Total
Derivative assets not designated as hedging instruments	$227	$227

Derivative liabilities designated as hedging instruments	$(9,561)	$(9,561)
Derivative liabilities not designated as hedging instruments	(12,197)	(12,197)
Total derivative liabilities	$(21,758)	$(21,758)

The fair value of the Company’s derivative instruments are derived from valuation models, which use observable inputs such as quoted market prices, interest rates and forward yield curves.

The carrying value and estimated fair value of total long-term debt were as follows:

	December 26, 2020		December 28, 2019
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,125,207	$2,169,597	$1,314,963	$1,372,244

Accumulated Other Comprehensive Income (Loss)
The following tables present changes, net of tax, in each component of accumulated other comprehensive income (loss).

	Year ended December 26, 2020
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income
Balance at December 28, 2019	$3,626	$—	$—	$3,626
Net change	13,208	(87)	(219)	12,902
Balance at December 26, 2020	$16,834	$(87)	$(219)	$16,528

	Year ended December 28, 2019
(in thousands)	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
Balance at December 29, 2018	$(1,100)	$(1,100)
Net change	4,726	4,726
Balance at December 28, 2019	$3,626	$3,626

Income Taxes
The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effects on deferred tax assets and liabilities of subsequent changes in the tax laws and rates are recognized in income during the year the changes are enacted.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized on the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. The Company records any interest and penalties associated as additional income tax expense in the consolidated statements of operations.

Deferred Financing Costs
The costs related to the issuance of debt are presented in the balance sheet as a direct deduction from the carrying amount of that debt and amortized over the terms of the related debt agreements as interest expense using the effective interest method.

Insurance Reserves
The Company is partially self-insured for employee medical coverage. The Company records a liability for the ultimate settlement of claims incurred as of the balance sheet date based upon estimates provided by the third-party that administers the claims on the Company’s behalf. The Company also reviews historical payment trends and knowledge of specific claims in determining the reasonableness of the reserve. Adjustments to the reserve are made when the facts and circumstances of the underlying claims change. If the actual settlements of the medical claims are greater than the estimated amount, additional expense will be recognized.

Foreign Currency Translation
We translate assets and liabilities of non-U.S. operations into U.S. dollars at rates of exchange in effect at the balance sheet date, and revenues and expenses at the average exchange rates prevailing during the period. Resulting translation adjustments are recorded as a separate component of other comprehensive income (loss). Transactions resulting in foreign exchange gains and losses are included in the consolidated statements of operations.

Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases (previously referred to as capital leases) and lessor accounting requirements for operating leases and sales type and direct financing leases are largely unchanged. The amendments require the lessee in an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a ROU asset and lease liability equal to the present value of the lease payments. The ROU asset and lease liability should be derecognized in a manner that effectively yield a straight-line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors. The amendments also require additional disclosures for all lease types for both lessees and lessors. The FASB issued additional ASUs to clarify the guidance and provide certain practical expedients and an additional transition option.

We adopted ASU 2016-02 and the subsequent ASUs that modified ASU 2016-02 (collectively, the amendments) during the twelve months ended December 26, 2020 and retroactively adopted the amendments as of December 29, 2019. We elected not to adjust prior period comparative information and will continue to disclose prior period financial information in accordance with the previous lease accounting guidance. We have elected certain practical expedients permitted within the amendments that allow us to not reassess (i) current lease classifications, (ii) whether existing contracts meet the definition of a lease under the amendments to the lease guidance, and (iii) whether current initial direct costs meet the new criteria for capitalization, for all existing leases as of the adoption date. We made an accounting policy election to calculate the impact of adoption using the remaining minimum lease payments and remaining lease term for each contract that was identified as a lease, discounted at our incremental borrowing rate as of the adoption date. The adoption of the amendments resulted in a ROU asset of approximately $324 million primarily from operating leases for our company-owned stores, a $4 million reduction to retained earnings, net of taxes, and a lease liability of approximately $330 million. The remaining $1 million related to the derecognition of certain liabilities and assets that had been recorded in accordance with GAAP that had been applied prior to the adoption of the amendments.

In February 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this guidance using the modified retrospective adoption method on December 26, 2020, which was retroactively applied as of the first day of fiscal year 2020. Upon adoption of the this guidance, the Company recognized an increase to its allowance for credit losses of $2 million and a corresponding adjustment to retained earnings, net of tax.

Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. The Company is evaluating the impact of adopting this new accounting guidance.
Note 3—Business Combinations
The Company strategically acquires companies in order to increase its footprint and offer products and services that diversify its existing offerings. These acquisitions are accounted for as business combinations using the acquisition method, whereby the purchase price is allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition.

2020 Acquisitions

Acquisition of International Car Wash Group
On August 3, 2020, the Company completed the acquisition of Shine Holdco (UK) Limited, the holding company of ICWG, to expand on its service offerings by entering into the car wash business (the “ICWG Acquisition”). Under the merger agreement, RC IV ICW Merger Sub LLC, a subsidiary of RC IV Cayman ICW Holdings LLC and the direct parent of RC IV Cayman ICW LLC, merged with and into the Parent. ICWG’s shareholders received 217,980 of the Parent’s Class A common units. The Parent then contributed ICWG to the Company in exchange for 38.3 million shares of the Company’s common stock (after giving effect to the Company’s stock split, which is discussed further in Note 16).
The ICWG Acquisition resulted in the Company acquiring 741 independently-operated and 199 company-operated car wash centers in 14 countries across Europe, the United States, and Australia. The operating results from ICWG are included in the Car Wash segment. Approximately $249 million of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the Car Wash segment.

The Company incurred $3 million of transaction-related expenses as a result of this transaction, which were recorded as operating expenses during the year ended December 26, 2020. Intangible assets acquired from ICWG include trademarks and patents, some of which have an indefinite useful life. Certain trademarks were given a weighted-average useful life of 18 months due to our plans to discontinue use of the trademark.
The following table presents an updated preliminary estimate of the purchase price allocation for the ICWG Acquisition:

(in thousands, except shares)	August 3, 2020
Assets:
Cash	$37,011
Accounts and notes receivable	2,591
Inventory	12,761
Fixed assets	692,486
Operating lease right-of-use assets	479,787
Definite-lived intangibles	5,972
Indefinite-lived intangibles	165,730
Other assets	7,476
Total assets acquired	1,403,814
Liabilities:
Accounts payable	13,435
Long-term debt	656,684
Deferred income tax liability	134,568
Operating lease liabilities	476,216
Derivative liabilities	12,714
Other liabilities	82,394
Total liabilities assumed	1,376,011
Net assets acquired	27,803
Non-controlling interest acquired	400
Total consideration paid (38,265,700 common shares)(1)	809,000
Goodwill	$781,597

(1) Common shares issued as consideration have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 16 for additional information.

The preliminary fair value of the equity consideration was determined based on an estimated enterprise value using a market approach and income approach as of the purchase date, reduced by borrowings assumed.

The following table presents financial information regarding ICWG operations included in our consolidated statements of operations from the date of acquisition through December 26, 2020 under the column “Actual from acquisition date.” The following table also presents unaudited supplemental pro-forma information as if the acquisition of ICWG had occurred on December 29, 2019 under the “Pro-forma” columns. In addition, the following table presents supplemental unaudited pro-forma information as if the acquisition of ICWG, Clairus, and ATI had occurred on December 30, 2018 under the “Pro-forma” columns. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired ICWG, Clairus, and ATI at the beginning of 2019. Cost savings are also not reflected in the unaudited pro-forma amounts for the year ended December 26, 2020 and December 28, 2019, respectively.

	Actual from acquisition date	Pro-forma for year ended
(in thousands)		December 26, 2020	December 28, 2019
Revenue	$149,679	$1,104,486	$1,042,048
Net income (loss) attributable to Driven Brands Holdings Inc.	(8,433)	26,352	(12,954)
On April 20, 2020, the Company acquired 100% of the outstanding equity of Fix Auto, a franchisor and operator of collision repair centers, for $29 million, net of cash received of approximately $2 million. This acquisition resulted in the Company acquiring 150 franchised locations and 10 company-operated locations and increases the Company’s collision services footprint. All goodwill related to this acquisition was allocated to the Paint, Collision & Glass reporting unit. None of the goodwill associated with this acquisition is deductible for income tax purposes.

An updated preliminary estimate of assets acquired and liabilities assumed from Fix Auto is as follows:

(in thousands)	April 20, 2020
Assets:
Cash	$2,020
Accounts and notes receivable, net	2,317
Inventory	414
Prepaid and other assets	293
Operating lease right-of-use assets	7,520
Fixed assets	1,023
Definite-lived intangibles	15,200
Assets acquired	28,787
Liabilities:
Accounts payable	1,835
Accrued expenses and other liabilities	2,919
Operating lease liability	7,520
Income taxes payable	673
Deferred income tax liability	3,770
Liabilities assumed	16,717
Net assets acquired	12,070
Total consideration	31,460
Goodwill	$19,390

A summary of total consideration for Fix Auto is as follows:

(in thousands)
Cash	$28,517
Fair value of contingent consideration	2,943
Total consideration	$31,460

Intangible assets acquired from Fix Auto include franchise agreements with a weighted-average useful life of 12.5 years and a license agreement that has an estimated useful life of seven years.

The purchase agreement for Fix Auto includes potential earnout payments of up to $10 million based on adjusted EBITDA results for fiscal year 2020 and up to $15 million for adjusted EBITDA results for fiscal year 2021. Based on updates to the projected adjusted EBITDA results for fiscal year 2021, the Company recorded an additional $1 million liability related to this earnout as of December 26, 2020. The $4 million liability is recorded as a component of Accrued expenses and other liabilities on the consolidated balance sheet.
The Company incurred $2 million of transaction-related expenses as a result of this transaction, which were recorded as operating expenses during the year ended ended December 26, 2020.

Other Acquisitions
During 2020, the Company completed the acquisition of 17 car wash sites, each individually immaterial, which are included within the Company’s Car Wash segment (the “Car Wash Acquisitions”). The aggregate cash consideration paid for these acquisitions, net of cash acquired and liabilities assumed, was approximately $109 million.

A preliminary estimate of assets acquired and liabilities assumed for the Car Wash Acquisitions is as follows:

(in thousands)
Assets:
Cash	$41
Land and improvements	18,635
Building	42,570
Equipment	12,125
Deferred tax assets	5,117
Assets acquired	78,488
Liabilities:
Deferred revenue	368
Liabilities assumed	368
Net assets acquired	78,120
Total consideration	108,771
Goodwill	$30,651
The Company incurred $2 million of transaction-related expenses as a result of these transactions, which were recorded as operating expenses during the year ended ended December 26, 2020. All goodwill was allocated to the Car Wash segment and $16 million is deductible for income tax purposes.

2019 Acquisitions
On November 14, 2019, the Company acquired a controlling financial interest of the Clairus Group (“Clairus”) for $214 million, net of cash of approximately $5 million, to enter into the glass services business (“Clairus Acquisition”). The Clairus Acquisition resulted in the Company acquiring 35 company-operated locations, 205 franchise locations, and 22 distribution centers. Clairus has one business unit that is included in the Paint, Collision & Glass segment (“Uniban”) and one business unit that is included in the Platform Services segment (“PH Vitres D’Autos”).
On November 5, 2019, the Company acquired 100% of the outstanding equity of Automotive Training Institute, Inc. (“ATI”) for $52 million, net of cash of approximately $1 million, to enter into the automotive training services business (“ATI Acquisition”). The ATI Acquisition was treated as an asset transaction for income tax purposes.
On October 1, 2019, the Company acquired 100% of the outstanding equity of ABRA Auto Body & Glass GP LLC, ABRA Auto Body & Glass LP, and ABRA Automotive Systems LP (collectively, “ABRA Group”) for $53 million to increase the Company’s collision services footprint (“ABRA Acquisition”). The ABRA Acquisition was treated as an asset transaction for tax purposes. The ABRA Acquisition resulted in the Company acquiring 55 franchise locations.
On March 1, 2019, the Company acquired 100% of the outstanding equity of Ontario Auto Collision (Mountain) Limited and Ontario Auto Collision Limited (collectively, “CARSTAR Stores”) for $23 million as part of an asset purchase transaction to increase its company-operated collision services footprint (“CARSTAR Acquisition”). Included in the purchase consideration was $2 million related to a contingent earnout payment to the previous owners, which is also included in accrued expenses and other liabilities as of December 28, 2019. The contingency was fully paid out during the year ended December 26, 2020.
During 2019, the Company completed eight additional business acquisitions, each individually immaterial, which represent tuck-in acquisitions within the Company’s Maintenance segment (“Other Maintenance Acquisitions”). In connection with one of these acquisitions, the Company purchased real property, and subsequently sold the real property to independent third-parties at the fair value price paid by the Company. This real property was leased back, resulting in no gain or loss on the sale-leaseback transaction. The lease commitment related to this sale-leaseback transaction is approximately $2 million per year, for a total commitment of $46 million. Included in the purchase consideration was $1 million related to a contingent earnout payment due to the previous owners, as well as an additional $1 million of contingent consideration to be paid upon construction of one location. The Company paid these amounts during the year ended December 26, 2020. Aggregate consideration paid for these acquisitions, net of cash acquired, was approximately $117 million, and each acquisition was treated as an asset transaction for tax purposes.

A summary of assets acquired and liabilities assumed during fiscal year 2019 are as follows:

(in thousands)	ATI	Clairus	ABRA Group	CARSTAR	Other Maintenance	Total Purchase Price Allocation for Acquisitions
Assets acquired:
Accounts and notes receivable, net	$8,078	$22,949	$648	$—	$509	$32,184
Prepaid and other assets	320	695	—	—	—	1,015
Income tax receivable	—	3,227	—	—	—	3,227
Inventory	—	9,880	—	108	2,539	12,527
Property and equipment, net	262	6,241	1,645	525	6,980	15,653
Intangibles	18,200	120,261	38,000	—	—	176,461
Total identifiable assets	26,860	163,253	40,293	633	10,028	241,067
Goodwill	36,157	104,896	12,440	21,927	109,268	284,688
Total assets acquired	63,017	268,149	52,733	22,560	119,296	525,755
Liabilities assumed:
Accrued expenses and other liabilities	7,038	7,622	202	—	2,409	17,271
Accounts payable	722	13,181	76	—	—	13,979
Deferred tax liabilities	—	31,009	—	—	—	31,009
Deferred franchise revenue	3,291	—	—	—	—	3,291
Total liabilities assumed	11,051	51,812	278	—	2,409	65,550
Non-controlling interest	—	1,445	—	—	—	1,445
Purchase consideration, net	$51,966	$213,512	$52,455	$22,560	$116,887	$457,380

Transaction costs (approx.)	1,000	3,000	1,000	1,000	6,000	12,000
Reportable segment (s)	Platform Services	Paint, Collison & Glass and Platform Services	Paint, Collison & Glass	Paint, Collison & Glass	Maintenance
The Company updated its purchase accounting estimates during the year ended December 26, 2020 for the above noted acquisitions and, as a result, recorded an additional $5 million of goodwill during the year ended December 26, 2020. This adjustment primarily related to updated valuations received for certain acquired intangible assets for Clairus.
Note 4—Accounts and Notes Receivable, net
The accounts and notes receivable, net balance on the consolidated balance sheets are amounts primarily related to customers, vendors and franchisees. As of December 26, 2020 and December 28, 2019, the gross amount of current accounts and notes receivable were $101 million and $86 million, respectively. The current allowance for credit losses for these periods were $16 million and $12 million, respectively. As of December 26, 2020 and December 28, 2019, the gross amount of non-

current notes receivable was $6 million and $10 million, respectively. The non-current allowance for credit losses for these periods were $3 million and $3 million, respectively.

The changes in the allowance for accounts and notes receivable for the year ended December 26, 2020 were as follows:

(in thousands)
Balance at December 28, 2019	$14,104
Adoption of ASU 2016-13	2,376
Balance as of December 29, 2019	16,480
Bad debt expense	7,059
Write-off of uncollectible receivables	(4,515)
Balance at December 26, 2020	$19,024

Note 5 —Property and Equipment

Property and equipment at December 26, 2020 and December 28, 2019 consisted of the following:

(in thousands)	December 26, 2020	December 28, 2019
Buildings	$350,983	$6,960
Land	115,128	333
Furniture and fixtures	13,747	13,636
Computer equipment and software	21,278	18,014
Shop equipment	208,148	15,111
Leasehold improvements	155,040	93,625
Finance lease right-of-use assets/capital leases	14,211	2,191
Vehicles	4,188	1,853
Construction in progress	27,425	18,987
Total property and equipment	910,148	170,710
Less: accumulated depreciation	(82,756)	(36,329)
Total property and equipment, net	827,392	134,381

Depreciation expense was $44 million, $13 million, and $9 million for the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.

Note 6 —Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 26, 2020 and December 28, 2019 are as follows:

(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Total
Balance at December 29, 2018	$333,787	$—	$188,319	$66,138	$588,244
Acquisitions	109,268	—	88,095	82,404	279,767
Foreign exchange	113	—	1,635	860	2,608
Balance at December 28, 2019	443,168	—	278,049	149,402	870,619
Acquisitions	1,754	812,249	18,841	—	832,844
Purchase price adjustments	—	—	(725)	5,646	4,921
Foreign exchange	37	16,564	1,765	601	18,967
Balance at December 26, 2020	$444,959	$828,813	$297,930	$155,649	$1,727,351

Intangible assets for the years ended December 26, 2020 and December 28, 2019 are as follows:

	Amortizable						Indefinite - Lived
(in thousands)	Franchise Agreements	License Agreements	Membership Agreements	Customer Relationships	Developed Technology	Other	Trademarks	Total
Balance at December 28, 2019
Gross carrying value	$209,043	$5,426	$11,600	$53,885	$21,799	$11,276	$408,393	$721,422
Accumulated amortization	(32,390)	(728)	(252)	(594)	(11,531)	(3,910)	—	(49,405)
Net carrying value	$176,653	$4,698	$11,348	$53,291	$10,268	$7,366	$408,393	$672,017

Balance at December 26, 2020
Gross carrying value	$218,413	$12,036	$11,600	$59,270	$27,245	$11,562	$566,326	$906,452
Accumulated amortization	(40,858)	(1,731)	(1,759)	(4,890)	(17,843)	(10,063)	—	(77,144)
Net carrying value	$177,555	$10,305	$9,841	$54,380	$9,402	$1,499	$566,326	$829,308
Intangible assets with definite lives are being amortized on a straight-line basis over the estimated useful life of each asset, typically 14 to 30 years for franchise agreements, seven to 20 years for license agreements, seven to nine years for membership agreements, 14 to 16 years for customer relationships, and three to eight years for developed technology.
During the year ended December 26, 2020, the Company elected to discontinue the use of a trade name and, as a result, recognized a $3 million impairment charge, which is included as a component of Asset impairment charges in the consolidated statement of operations.

Amortization expense was $18 million, $11 million, and $11 million for the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.

Amortization expense related to intangible assets for the next five fiscal years and thereafter is as follows:

(in thousands)
2021	$18,569
2022	17,336
2023	17,216
2024	17,191
2025	16,972
Thereafter	175,698
Total amortization	$262,982

Note 7— Revenue from Contracts with Customers

The Company records contract assets for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year and if such costs are material. Commission expenses, a primary cost associated with the sale of franchise licenses, are amortized to selling, general and administrative expenses in the consolidated statements of operations ratably over the life of the associated franchise agreement.
Capitalized costs to obtain a contract as of December 26, 2020 and December 28, 2019 were $9 million and $7 million, respectively, and were presented within deferred commissions on the consolidated balance sheets. The Company recognized an immaterial amount of costs during the years ended December 26, 2020 and December 28, 2019, respectively, that were recorded as a contract asset at the beginning of the year.
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company has contract liabilities of $21 million and $14 million as of December 26, 2020 and December 28, 2019, respectively, which are presented within deferred revenue on the consolidated balance sheets. The Company recorded an immaterial amount of revenue during the years ended December 26, 2020 and December 28, 2019, respectively, that was recorded as a contract liability as of the beginning of the year.

Note 8—Long-term Debt
Our long-term debt obligations consist of the following:

(in thousands)	December 26, 2020	December 28, 2019
Series 2015-1 Securitization Senior Notes, Class A-2	$—	$392,575
Series 2016-1 Securitization Senior Notes, Class A-2	—	43,425
Series 2018-1 Securitization Senior Notes, Class A-2	267,438	270,188
Series 2019-1 Securitization Senior Notes, Class A-2	294,000	297,000
Series 2019-2 Securitization Senior Notes, Class A-2	271,563	274,312
Series 2019-3 Variable Funding Securitization Senior Notes, Class A-1	—	59,499
Series 2020-1 Securitization Senior Notes, Class A-2	174,125	—
Series 2020-2 Securitization Senior Notes, Class A-2	450,000	—
Car Wash First Lien Term Loan	528,858	—
Car Wash Second Lien Term Loan	175,000	—
Car Wash Revolving Credit Facility	18,000	—
Other debt (1)	26,763	—
Total debt	2,205,747	1,336,999
Less: unamortized discount	(46,030)	—
Less: debt issuance costs	(34,510)	(22,036)
Less: current portion of long-term debt	(22,988)	(13,050)
Total long-term debt, net	$2,102,219	$1,301,913
(1) Amount primarily consists of finance lease obligations.

2015-1 Securitization Senior Notes

On July 31, 2015, Driven Brands Funding, LLC (the “Master Issuer”) issued $410 million 2015-1 5.216% Fixed Rate Securitization Senior Notes (the “2015 Senior Notes”). The 2015 Senior Notes have a final legal maturity date of July 20, 2045; however, they have an anticipated repayment date of July 20, 2022, with accrued interest paid quarterly. The 2015 Senior Notes are secured by substantially all assets of the Master Issuer and guaranteed by Driven Funding Holdco, LLC and various subsidiaries of the Master Issuer and, as of July 6, 2020, also became secured by substantially all assets of Driven Brands Canada Funding Corporation (the “Canadian Co-Issuer”), and together with the Master Issuer, the “Master Co-Issuers”), and guaranteed by Driven Canada Funding HoldCo Corporation and various subsidiaries of the Canadian Co-Issuer. The Company capitalized $9 million of debt issuance costs related to the 2015. On December 14, 2020 the 2015 Senior Notes were paid in full and approximately $2 million of debt issuance costs were written off to loss on debt extinguishment.

2016-1 Securitization Senior Notes

On May 20, 2016, the Master Issuer issued $45 million 2016-1 6.125% Fixed Rate Securitization Senior Notes (the “2016 Senior Notes”). The 2016 Senior Notes have a final legal maturity date of July 20, 2046; however, they have an anticipated repayment date of July 20, 2022, with accrued interest paid quarterly. The 2016 Senior Notes are secured by substantially all assets of the Master Issuer and, as of July 6, 2020, the Canadian Co-Issuer, which also became a co-issuer of the 2016-1 Securitization Senior Notes, and are guaranteed by the Securitization Entities (including, as of July 6, 2020, Driven Canada Holdco and various subsidiaries of the Canadian Co-Issuer). The Company capitalized $2 million of debt issuance costs related to the 2016 Senior Notes. On December 14, 2020 the 2016 Senior Notes were paid in full and approximately $1 million of debt issuance costs were written off to loss on debt extinguishment.

2018-1 Securitization Senior Notes

On April 24, 2018, the Issuer issued $275 million Series 2018-1 4.739% Fixed Rate Senior Secured Notes, Class A-2 (the “2018 Senior Notes”). The 2018 Senior Notes have a final legal maturity date of April 20, 2048; however, they have an anticipated repayment date of April 20, 2025, with accrued interest paid quarterly. The 2018 Senior Notes are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Company capitalized $7 million of debt issuance costs related to the 2018 Senior Notes.

2019-1 Securitization Senior Notes

On March 19, 2019, the Issuer issued $300 million Series 2019-1 4.641% Fixed Rate Senior Secured Notes, Class A-2 (the “2019-1 Senior Notes”). $90 million of the proceeds of the issuance of the 2019-1 Senior Notes on the issuance day were used to fund a deposit into the Pre-Funding Account. The Pre-Funding Account is intended to be used on account of growth and to fund eligible acquisitions. As of December 28, 2019, all proceeds have been used to fund acquisitions in the period. The 2019-1 Senior Notes have a final legal maturity date of April 20, 2049; however, they have an anticipated repayment date of April 20, 2026, with accrued interest paid quarterly. The 2019-1 Senior Notes are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Company capitalized $6 million of debt issuance costs related to the 2019-1 Senior Notes.

2019-2 Securitization Senior Notes

On September 16, 2019, the Issuer issued $275 million Series 2019-1 3.981% Fixed Rate Senior Secured Notes, Class A-2 (the “2019-2 Senior Notes”). $75 million of the proceeds of the issuance of the 2019-2 Senior Notes on the issuance day were used to fund a deposit into the Pre-Funding Account. The Pre-Funding Account is intended to be used on account of growth and to fund eligible acquisitions. As of December 28, 2019, all proceeds have been used to fund acquisitions in the period. The 2019-2 Senior Notes have a final legal maturity date of October 20, 2049; however, they have an anticipated repayment date of October 20, 2026, with accrued interest paid quarterly. The 2019-2 Senior Notes are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Company capitalized $6 million of debt issuance costs related to the 2019-2 Senior Notes.

Series 2019-3 Variable Funding Securitization Senior Notes

On December 11, 2019, the Issuer issued Series 2019-3 Variable Funding Senior Notes, Class A-1 (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date of January 20, 2050. The commitment under the 2019 VFN expires on July 20, 2022, and is subject to three one-year extensions at the election of the Company. The 2019 VFN are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Issuer may elect interest at the Base Rate plus an applicable margin or LIBOR plus an applicable margin (the LIBOR rate as the applicable interest rate). The Company capitalized $1 million of debt issuance costs related to the 2019-3 VFN. No amounts were outstanding under the 2019 VFN as of December 26, 2020. As of December 26, 2020, there were $15 million of outstanding letters of credit that reduced the borrowing availability under the 2019 VFN.

2020-1 Securitization Senior Notes

On July 6, 2020, the Master Co-Issuers, each wholly owned indirect subsidiaries of the Company, issued $175 million 2020-1 Securitization Senior Notes (the “2020-1 Senior Notes”). The 2020-1 Senior Notes have a final legal maturity date of July 20, 2050; however, they have an anticipated repayment date of July 20, 2027, with accrued interest paid quarterly. The 2020-1 Senior Notes are secured by substantially all assets of the Master Co-Issuers and are guaranteed by the Canadian Co-Issuer and various subsidiaries of the Canadian Co-Issuer. The Company capitalized $11 million of debt issuance costs related to the 2020-1 Senior Notes.

2020-2 Securitization Senior Notes

On December 14, 2020, the Master Co-Issuers, each wholly owned indirect subsidiaries of the Company, issued $450 million 2020-2 Securitization Senior Notes (the “2020-2 Senior Notes”). The 2020-2 Senior Notes have a final legal maturity date of January 20, 2051; however, they have an anticipated repayment date of January 20, 2028, with accrued interest paid quarterly. The 2020-2 Senior Notes are secured by substantially all assets of the Master Co-Issuers and are guaranteed by the Securitization Entities. The Company capitalized $8 million of debt issuance costs related to the 2020-2 Senior Notes. The Company used the proceeds of these notes to fully repay the 2015-1 Senior Notes and 2016-1 Senior Notes detailed above.

Car Wash Senior Credit Facilities

As part of the ICWG acquisition, the Company assumed $532 million of First Lien Term Loan debt. The First Lien Term Loan debt matures on October 3, 2024 and interest is charged at 3.25% plus one-month LIBOR and is payable at either one-, two-, three- or six-monthly intervals. The loan is subject to quarterly repayments of 0.25% of the original principal. As of December 26, 2020 the interest rate on this loan was 4.25%. The Company recorded this loan at fair value upon the acquisition of ICWG and, as of December 26, 2020, there was $29 million of unamortized discount related to this loan.

As part of the ICWG acquisition, the Company also assumed $175 million of Second Lien Term Loan debt. The Second Lien Term Loan debt matures on October 3, 2025 and interest is charged at 7.50% plus one-month LIBOR and is payable at either one-, two-, three- or six-monthly intervals. As of December 26, 2020 the interest rate on this loan was 8.50%. The Company recorded this loan at fair value upon the acquisition of ICWG and, as of December 26, 2020, there was $17 million of unamortized discount related to this loan.

The Company also assumed a first lien revolving credit facility from ICWG with an aggregate principal amount of up to $75 million, maturing on October 3, 2022, including a letter of credit sub-facility, a swingline loan sub-facility and an ancillary sub-facility. As of December 26, 2020 there was $18 million outstanding on this credit facility and the interest rate was 3.65%.

Other Debt

On April 24, 2020, the Company entered into a bridge loan with a financial institution in the amount of $40 million, which was used to help finance 2020 acquisitions. The interest rate was based on LIBOR plus an applicable margin. The Company capitalized $1 million of debt issuance costs related to the bridge loan. The bridge loan was subsequently paid in full and approximately $1 million of debt issuance costs were written off to loss on debt extinguishment.
Scheduled debt repayments for the next five fiscal years and thereafter is as follows:

(in thousands)
2021	$22,988
2022	40,466
2023	22,259
2024	529,238
2025	445,371
Thereafter	1,145,425
Total future repayments	$2,205,747

Guarantees and Covenants of the Notes

Substantially all of the assets of the Company, including most of the domestic and certain of the foreign revenue-generating assets, which principally consist of franchise-related agreements, certain company-operated stores, certain product distribution agreements, intellectual property and license agreements for the use of intellectual property, are owned by subsidiaries of the Master Issuer, and are pledged to secure the Notes. The restrictions placed on the Master Issuer and its subsidiaries require that interest and principal (if any) on the Notes be paid prior to any residual distributions to the Company, and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly interest and principal (if any) amounts due. The amount of weekly cash flow that exceeds all expenses and obligations of the Master Issuer and its subsidiaries (including required reserve amounts) is generally remitted to the Company in the form of a dividend.

The Notes are subject to certain quantitative covenants related to debt service coverage and leverage ratios. In addition, the agreements related to the Notes also contain various affirmative and negative operating and financial reporting covenants which are customary for such debt instruments. These covenants, among other things, limit the ability of the Master Issuer and its subsidiaries to sell assets; engage in mergers, acquisitions, and other business combinations; declare dividends or redeem or repurchase capital stock; incur, assume, or permit to exist additional indebtedness or guarantees; make loans and investments; incur liens; and enter into transactions with affiliates. In the event that certain covenants are not met, the Notes may become fully due and payable on an accelerated schedule. In addition, the Master Issuer may voluntarily prepay, in part or in full, any series of Class A-2 Notes at any time, subject to certain make-whole obligations.

As of December 26, 2020, the Master Issuer was in compliance with all covenants under the agreements discussed above.

Driven Brands Holdings Inc. has no material separate cash flows or assets or liabilities as of December 26, 2020. All business operations are conducted through its operating subsidiaries and it has no material independent operations. Driven Brands Holdings Inc. has no other material commitments or guarantees. As a result of the restrictions described above, $1.2 billion of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to Driven Brands Holdings Inc. as of December 26, 2020.
Note 9—Segment Information
The Company’s worldwide operations are comprised of the following reportable segments: Maintenance; Car Wash; Paint, Collision & Glass; and Platform Services.

The Maintenance segment is primarily composed of the Take 5 and Meineke brands, and revenue is primarily derived from the performance of maintenance services, including oil changes and regularly scheduled and as-needed automotive maintenance services and vehicle component repair and replacement. Maintenance segment revenue also includes franchise royalties and fees and supply and other product sales.

The Paint, Collision & Glass segment is primarily composed of the ABRA, CARSTAR, Fix Auto, Maaco, and Uniban brands and services both retail and commercial customers such as commercial fleet operators and insurance carriers. Paint, Collision & Glass revenue is primarily derived from license and royalty fees paid by franchisees. Paint, Collision & Glass segment revenue also includes service revenue derived from Company-owned locations and supply and other product sales.

The Platform Services segment is primarily composed of the 1-800-Radiator & A/C, PH Vitres D’Autos, Spire Supply, and ATI brands. Platform Services revenue is primarily derived from the sale of supplies and other products, as well as automotive training services and franchise license and royalty fees paid by franchisees.

Upon the acquisition of ICWG in August 2020, the Company determined an additional reportable segment (Car Wash) was necessary for the newly acquired business. Our Car Wash segment primarily operates under the IMO brand across Europe and Australia and a variety of regional brands in the United States, providing express-style conveyor car wash services to both retail and commercial customers.

In addition to the reportable segments, the Company’s consolidated financial results include “Corporate and Other” activity. Corporate and Other incurs costs related to the advertising revenues and expenses and shared service costs, which are related to finance, IT, human resources, legal, supply chain and other support services. Corporate and Other activity includes the adjustments necessary to eliminate intercompany transactions, namely sales by the Platform Services segment to the Paint, Collision & Glass and Maintenance segments, respectively.

The accounting policies applicable to each segment are generally consistent with those used in the consolidated financial statements. The Company’s Chief Operating Decision Maker evaluates the performance of its segments and allocates resources to them based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, store opening costs, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of the operating performance of our segments and may not be comparable to similar measures reported by other companies. No asset information has been provided for these reportable segments as the Chief Operating Decision Maker does not regularly review asset information by reportable segment.

Segment results for the years ended December 26, 2020, December 28, 2019, and December 29, 2018 are as follows:

	Year ended December 26, 2020
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise fees and royalties	$28,466	$—	$66,020	$23,102	$(462)	$117,126
Company-operated store sales	366,194	79,969	37,401	5,955	(252)	489,267
Independently-operated store sales	—	67,193	—	—	—	67,193
Advertising	—	—	—	—	59,672	59,672
Supply and other	22,197	2,517	62,072	110,331	(26,175)	170,942
Total revenue	$416,857	$149,679	$165,493	$139,388	$32,783	$904,200
Segment Adjusted EBITDA	$114,764	$43,137	$66,276	$49,408	$(65,211)	$208,374

	Year ended December 28, 2019
(in thousands)	Maintenance	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise fees and royalties	$31,548	$57,520	$22,102	$—	$111,170
Company-operated store sales	311,201	13,259	4,650	—	329,110
Advertising	—	—	—	66,270	66,270
Supply and other	13,433	62,060	34,555	(16,325)	93,723
Total revenue	$356,182	$132,839	$61,307	$49,945	$600,273
Segment Adjusted EBITDA	$81,732	$60,444	$26,413	$(43,623)	$124,966

	Year ended December 29, 2018
(in thousands)	Maintenance	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise fees and royalties	$30,645	$54,668	$22,727	$—	$108,040
Company-operated store sales	220,344	2,245	11,343		$233,932
Advertising	—	—	—	72,792	$72,792
Supply and other	11,675	62,798	14,424	(10,946)	77,951
Total revenue	$262,664	$119,711	$48,494	$61,846	$492,715
Segment Adjusted EBITDA	$61,440	$55,246	$20,220	$(40,848)	$96,058

The reconciliations of Segment Adjusted EBITDA to income before taxes for the years ended December 26, 2020, December 28, 2019, and December 29, 2018 are as follows:

	Year ended
(in thousands)	December 26, 2020	December 28, 2019	December 29, 2018
Segment Adjusted EBITDA	$208,374	$124,966	$96,058
Acquisition related costs(a)	15,682	12,497	—
Non-core items and project costs, net(b)	6,036	6,644	1,694
Store opening costs	2,928	5,721	2,044
Sponsor management fees(c)	5,900	2,496	1,960
Straight-line rent adjustment(d)	7,150	2,172	1,304
Equity-based compensation expense(e)	1,323	1,195	1,195
Foreign currency transaction gain(f)	(13,563)	—	—
Bad debt expense(g)	3,201	—	—
Asset impairment and closed store expenses(h)	9,311	—	9,847
Loss on debt extinguishment(i)	5,490	595	6,543
Depreciation and amortization	62,114	24,220	19,846
Interest expense, net	95,646	56,846	41,758
Income before taxes	$7,156	$12,580	$9,867
a. Consists of acquisition costs as reflected within the consolidated statements of operations, including legal, consulting and other fees and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
b. Consists of discrete items and project costs, including (i) third party consulting and professional fees associated with strategic transformation initiatives, (ii) wage subsidies received directly applicable to the COVID-19 pandemic and (iii)
other miscellaneous expenses, including non-capitalizable expenses relating to the Company’s initial public offering and other strategic transactions.
c. Includes management fees paid to Roark Capital Management, LLC.
d. Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments.
e. Represents non-cash equity-based compensation expense.
f. Represents foreign currency transaction gains primarily related to the remeasurement of our intercompany loans and remeasurement of cross currency swaps.
g. Represents bad debt related to customer that declared bankruptcy due to COVID-19 pandemic.
h. Represents non-cash charges incurred related to the discontinuation of the use of a trade name, as well as impairment of certain fixed assets, and lease exit costs and other costs associated with stores that were closed prior to their respective lease terminations dates.
i. Represents charges incurred related to the Company’s repayment of a bridge loan which was used to help finance the
2020 acquisitions as well as charges related to the early settlement of the Company’s 2015-1 and 2016-1 securitized notes.

There were no customers that accounted for 10% or more of the Company’s total revenue or accounts receivable across all segments in 2020 and 2019.

The following table shows information relating to the geographic regions in which the Company operates:

	Total revenue for year ended			Total long-lived assets
(in thousands)	December 26, 2020	December 28, 2019	December 29, 2018	December 26, 2020	December 28, 2019	December 29, 2018
United States	$721,448	$552,592	$464,323	$1,147,235	$127,090	$91,562
Canada	115,559	47,681	28,392	27,616	7,291	1,137
Rest of world	67,193	—	—	537,468	—	—
Total	$904,200	$600,273	$492,715	$1,712,319	$134,381	$92,699

The following table shows the Company’s capital expenditures by reportable segment:

(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Capital expenditures
2020	$38,250	$9,580	$1,504	$268	$2,857	$52,459
2019	25,192	—	333	48	2,657	28,230
2018	18,516	—	312	250	3,080	22,158
Note 10—Leases
The Company’s lease and sublease portfolio primarily consists of the real property leases related to franchisee service centers and company-operated service center locations, as well as office space and various vehicle and equipment leases. Leases for real property generally have terms ranging from 10 to 40 years, with most having one or more five-year renewal options. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. Equipment and vehicle leases generally have terms ranging from one to five years. The Company’s portfolio of leases does not contain any material residual value guarantees or restrictive covenants.
Our property lease agreements contain a lease component, which includes the right to use the real estate, and non-lease components, which include utilities and common area maintenance services. Lease components are accounted for under the ASC Topic on Leases, while non-lease components are accounted for under other GAAP Topics. We elected the practical expedient to account for the lease and non-lease components for property leases as a single lease component. Additional variable rent payments made during the lease term are not based on a rate or index and are excluded from the calculation of lease liabilities and are recognized as a component of variable lease expense as incurred. The Company’s vehicle and equipment leases are comprised of a single lease component.
Finance lease right-of-use assets are depreciated on a straight-line basis over the lesser of the useful life of the leased asset or lease term. Finance lease liabilities are recognized using the effective interest method, with interest determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. Interest associated with finance lease liabilities is recognized in Interest expense, net, on the consolidated statements of operations and is included in changes in accrued liabilities in the consolidated statements of cash flows. The principal portion of finance lease liabilities is included in other, net in the consolidated statements of cash flows.
The following table details our total investment in operating and finance leases where the Company is the lessee:

(in thousands)	December 26, 2020	December 29, 2019 (a)
Right-of-use assets
Finance leases (b)	$14,211	$5,586
Operating leases	884,927	318,885
Total right-of-use assets	$899,138	$324,471

Current lease liabilities
Finance leases (c)	$2,149	$404
Operating leases (d)	60,095	30,091
Total current lease liabilities	$62,244	$30,495

Long-term lease liabilities
Finance leases (e)	$16,726	$5,184
Operating leases	818,001	294,040
Total long-term lease liabilities	$834,727	$299,224
(a)Adoption date of ASC 842.
(b)Finance lease right-of-use assets are included in property and equipment, net on the consolidated balance sheet.
(c)Current finance lease liabilities are included in current portion of long-term debt on the consolidated balance sheet.
(d)Current operating lease liabilities are included in accrued expenses and other liabilities on the consolidated balance sheet.
(e)Long-term finance lease liabilities are included in long-term debt on the consolidated balance sheet.

The lease cost for operating and finance leases recognized in the consolidated statement of operations for the year ended December 26, 2020 were as follows:

(in thousands)
Finance lease expense:
Amortization of right-of-use assets	$1,146
Interest on lease liabilities	643
Operating lease expense	71,920
Short-term lease expense	2,206
Variable lease expense	614
Total lease expense, net	$76,529
The Company recorded a $3 million impairment loss during the year ended December 26, 2020 related to Company’s decision to exit certain leased locations.

The Company also subleases certain facilities to franchisees and recognized $7 million, $8 million and $9 million in sublease revenue during the years ended December 26, 2020, December 28, 2019 and December 29, 2918, respectively, as a component of supply and other revenue on the consolidated statement of operations.

In April 2020, the Financial Accounting Standards Board issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the year ended December 26, 2020, we received concessions from certain landlords in the form of rent deferrals of approximately $2 million and an immaterial amount of rent abatements. We have elected to account for these rent concessions as though enforceable rights and obligations for those concessions existed in the original lease agreements and, as a result, the lease concessions were not considered modifications of the existing lease contract.

In December 2020, the Company sold 35 car wash properties in various locations throughout the United States for a total of $103 million, resulting in a net gain of $4 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms ranging from 14 to 20 years and provide the Company with the option of extended the lease for up to 20 additional years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease liability of approximately $97 million related to these lease arrangements.

The weighted average remaining lease term as of December 26, 2020 was 11.3 years for finance leases and 15.0 years for operating leases. The weighted average discount rate as of December 26, 2020 was 5.78% for finance leases and 4.81% for operating leases.
Supplemental cash flow information related to the Company’s lease arrangements for the year ended December 26, 2020 was as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$64,768
Operating cash flows used in finance leases	583
Financing cash flows used in finance leases	448
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$919,036
Finance leases	16,607
As of December 26, 2020, future minimum lease payments under noncancellable leases were as follows:

(in thousands)	Finance	Operating	Receipts from subleases
2021	$2,607	$104,300	$6,752
2022	2,387	99,021	5,979
2023	2,110	94,867	4,716
2024	1,932	89,001	2,199
2025	1,894	85,011	1,677
Thereafter	12,498	836,587	5,582
Total undiscounted cash flows	23,428	1,308,787	$26,905
Less: Present value discount	4,553	430,691
Less: Current lease liabilities	2,149	60,095
Long-term lease liabilities	$16,726	$818,001
Future minimum rental payments required under noncancelable operating leases as of December 28, 2019, prior to the date of adoption and as defined by the previous lease accounting guidance, and related sublease rentals were as follows:

(in thousands)	Operating	Sublease Rentals
2020	$43,480	$8,140
2021	40,855	6,286
2022	40,149	5,409
2023	38,506	4,223
2024	35,655	1,907
Thereafter	236,767	6,773
Total minimum lease payments	$435,412	$32,738

Note 11—Derivatives

The Company utilizes derivative financial instruments primarily to hedge its exposure to changes in interest rates and movements in foreign currency exchange rates. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
The Company has variable rate senior funding which creates exposure to variability in interest payments due to changes in interest rates. The Company is party to three interest rate swap transactions with a total notional amount of $300 million. The interest rate swaps were designated as a hedge against the changes in cash flows attributable to changes in one-month LIBOR, the benchmark interest rate being hedged, associated with interest payments made on the first $300 million of the Company's First and Second Lien Term Loans, respectively. See Note 8 for additional details on the Company’s debt agreements. The termination date of the swap agreements is May 7, 2023.

Derivatives Not Designated as Hedges
As part of the acquisition of ICWG, the Company assumed three cross-currency interest rate swap agreements to mitigate the interest rate risk and exchange rate risk associated with the variable interest, USD-denominated senior loans raised by ICWG. The cross-currency interest rate swaps have a total notional amount of $235 million and terminate on October 3, 2021. Throughout the term of the swap agreements, the Company pays interest at a fixed rate and receives interest at the three-month LIBOR rate.

In December 2020, the Company entered into a foreign currency forward contract as an economic hedge against exposure to changes in the Canadian dollar in connection with its Canadian securitization transaction, which is discussed in greater detail in Note 8. The foreign currency forward contract has an $87 million notional and a settlement date of June 17, 2021.

The fair value of our derivative instruments and the associated notional amounts, presented on a pre-tax basis, were as follows:

(in thousands)	December 26, 2020
	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:
Derivatives not designated as hedging instruments:
Forward contract to purchase U.S. dollars	$86,502	Prepaid and other assets	$227

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps	$300,000	Accrued expenses and other long-term liabilities	$(9,561)

Derivatives not designated as hedging instruments:
Cross currency swaps	$234,780	Accrued expenses and other long-term liabilities	$(12,197)

During the year ended December 26, 2020, the Company recorded an immaterial amount of net losses in other comprehensive income and as a component of accumulated other comprehensive income as of December 26, 2020. The Company expects an immaterial amount to be reclassified from other comprehensive income to interest expense during the next 12 months.

The Company recorded $10 million of loss during the year ended December 26, 2020 related to the change in fair value of the derivatives not designated as hedging instruments. This amount was recorded in Gain (loss) on foreign currency transactions in the consolidated statement of operations.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. The Company will continue to assess the effectiveness of the hedge on a quarterly basis.

Counterparty Credit Risk
By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.
Note 12—Income Taxes

The provision for income taxes was computed based on the following amounts of income from continuing operations before income taxes:

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	December 29, 2018
Domestic	$996	$13,223	$9,124
Foreign	6,160	(643)	743
Income before income taxes	$7,156	$12,580	$9,867

The components of our income tax expense (benefit) were as follows:

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	December 29, 2018
Current:
Federal	$(908)	$(537)	$—
State	3,420	1,309	1,160
Foreign	4,924	889	(643)
Deferred:
Federal	2,071	7,043	2,032
State	2,316	(5,259)	2
Foreign	(451)	1,385	254
Total income tax expense	$11,372	$4,830	$2,805

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended
(in thousands)	December 26, 2020		December 28, 2019		December 29, 2018
Federal income tax at statutory rate	$1,503	21.0%	$2,642	21.0%	$2,057	21.0%
State income taxes, net of federal tax benefits	1,605	22.4%	825	6.6%	1,866	19.1%
State deferred tax rate change	1,689	23.6%	(1,038)	(8.3)%	(781)	(8.0)%
Foreign tax rate differential	(869)	(12.1)%	85	0.7%	44	0.4%
Non-deductible advertising fund loss	486	6.8%	737	5.9%	—	—%
Non-deductible transaction costs	1,006	14.1%	845	6.7%	—	—%
Non-deductible stock compensation	278	3.9%	—	—%	—	—%
Other permanent differences	(176)	(2.5)%	140	1.1%	382	3.6%
Deferred tax adjustments	818	11.4%	241	1.9%	(15)	(0.1)%
Current tax adjustments	(647)	(9.0)%	353	2.8%	(748)	(7.6)%
Reserve for uncertain tax positions	2,232	31.2%	—	—%	—	—%
Valuation allowance on deferred tax asset	3,447	48.2%	—	—%	—	—%
Effective tax rate	$11,372	159.0%	$4,830	38.4%	$2,805	28.4%

Deferred tax assets (liabilities) are comprised of the following:

(in thousands)	December 26, 2020	December 28, 2019
Deferred tax asset
Accrued liabilities	$10,497	$456
Accounts receivable allowance	4,740	7,276
Net operating loss carryforwards	32,141	15,925
Lease market adjustments	—	2,254
Lease liabilities	225,493	—
Interest expense limitation	23,776	11,269
Deferred revenue	2,620	822
Other deferrred assets	2,676	4,323
Total deferred tax asset	301,943	42,325
Less valuation allowance	(21,284)	—
Net deferred tax asset	280,659	42,325
Deferred tax liabilities
Goodwill and intangible assets	195,703	147,885
Financing transactions	7,588	—
Right-of-use assets	222,311	—
Fixed asset basis differences	98,614	2,574
Unrealized foreign exchange differences	1,217	—
Other deferred liabilities	4,269	3,221
Total deferred liabilities	529,702	153,680
Net deferred liabilities	$249,043	$111,355

The following table presents the activity included in the deferred tax valuation allowance for the year ended December 26, 2020:

(in thousands)
Balance at beginning of period	$—
Valuation allowance acquired from ICWG	17,828
Additions	3,456
Balance at end of period	$21,284

During the year ended December 26, 2020, the valuation allowance increased by $21 million, primarily related to valuation allowances acquired in the ICWG acquisition and additional income tax carryforwards realized in certain foreign jurisdictions that are not more likely than not to be realized.

As of December 26, 2020, the Company had pre-tax federal operating loss carry forwards of $86 million, which will begin to expire in 2032. State tax effected net operating loss carryforwards are $6 million for which portions begin to expire in the current year. Some of the federal net operating losses are subject to certain limitations under IRC Sect. 382, however, the Company believes that these losses are more likely than not to be utilized. As of December 26, 2020, the Company had pre-tax foreign net operating loss carryforwards of $33 million for which portions of the operating loss carryforwards begin to expire in 2021, while others are indefinite lived and not subject to expiration. As of December 26, 2020, the Company had $517 million of goodwill that was deductible for tax purposes.

The Company has designated the undistributed earnings of its foreign operations as indefinitely reinvested and as a result the Company does not provide for deferred income taxes on the unremitted earnings of these subsidiaries. As of December 26, 2020, the determination of the amount of such unrecognized deferred tax liability is not practicable.

At December 26, 2020, the Company had $2 million of unrecognized tax benefits which would affect the Company’s effective tax rate, if recognized. A reconciliation of the change in the accrual for unrecognized income tax benefits for the years ended December 26, 2020 and December 28, 2019 is as follows:

(in thousands)	December 26, 2020	December 28, 2019
Balance at beginning of period	$—	$797
Increases (reductions) for prior year tax positions	2,232	(797)
Balance at end of period	$2,232	$—

The Company files income tax returns in the U.S., Canada, and various state and foreign jurisdictions. Examinations by the Canada Revenue Agency and various state taxing authorities covering years 2014 to 2018 are on-going. The Company is generally subject to income tax examinations for years 2014 through 2019 and believes appropriate provisions for all outstanding matters have been made for all jurisdictions and open years.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S to provide relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to economic conditions in the wake of COVID-19. The Company has taken advantage of several aspects of the CARES Act that allow for deferral of tax payments and acceleration of deductions. However, as benefits related to the CARES Act are primarily related to timing, there was no impact to the annual effective tax rate.
Note 13—Related-Party Transactions

The Company had management advisory services agreements with Roark Capital Management, LLC (“Roark”), an affiliated entity, which provided that the Company pay an annual advisory services fee to the Roark. The Company paid $6 million, $2 million and $2 million, respectively, during the years ended December 26, 2020, December 28, 2019 and December 29, 2018. The Company and Roark terminated all advisory services agreements in January 2021 in connection with the Company’s initial public offering. See Note 16 for additional details.

As further described in Note 3, on August 3, 2020, pursuant to the acquisition of ICWG, RC IV ICW Merger Sub LLC, a subsidiary of RC IV Cayman ICW Holdings LLC and the direct parent of RC IV Cayman ICW LLC, merged with and into Driven Investor LLC, our parent company. Both Driven Equity LLC and RC IV Cayman ICW Holdings LLC were related entities of Roark Capital Management, LLC.

During the year ended December 28, 2019, the Company paid a $163 million cash dividend to Driven Investor LLC (parent to the Company). $155 million was paid directly to Driven Investor LLC through the closing of the Series 2019-1 debt transaction and the remaining $8 million was paid out of the Company’s operating cash. During the year ended December 29, 2018, the Company paid a $53 million cash dividend to Driven Investor LLC. $45 million was paid through the closing of the Series 2018 debt transaction discussed in Note 8 and the remaining $8 million was paid out of the Company’s operating cash.
On June 8, 2015, the Company provided a loan of $1 million secured by a Promissory Note, which was scheduled to mature in July 2020 to an Executive of the Company in connection with that Executive’s purchase of 1,500 Units of Driven Investor LLC. Those units were pledged to Driven Brands, Inc. as security for repayment of the loan. On February 7, 2020, the loan was settled and extinguished.
Note 14—Employee Benefit Plans
The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. Employer contributions to the plan were less than $1 million in 2020 and 2019.
The Company has a rabbi trust to fund the obligations of its non-qualified deferred compensation plan for its executive level employees, which became effective as of January 1, 2018. The rabbi trust comprises various mutual fund investments selected by plan participants. The Company records the mutual fund investment assets at fair value with any subsequent changes in fair value recorded in the consolidated statement of operations. As such, offsetting changes in the asset values and defined contribution plan obligations would be recorded in earnings in the same period. The trust asset balances were $1 million and the deferred compensation plan liability balances were $1 million as of December 26, 2020 and December 28, 2019, respectively. The trust assets and liabilities are recorded within prepaid and other assets and accrued expenses and other liabilities, respectively, within the consolidated balance sheets.
Note 15—Equity Agreements and Incentive Equity Plan

On April 17, 2015, Driven Investor LLC entered into a limited liability company agreement (the Equity Plan). The Equity Plan, among other things, established the ownership of certain membership units in Driven Investor LLC and defined the distribution rights and allocations of profits and losses associated with those membership units. Additionally, the Equity Plan calls for certain restrictions regarding transfers of units, corporate governance and Board of Director representation.

In April 2015, Driven Investor LLC established certain profits interest units as part of the award agreements (the Award Agreements). The Award Agreements provide for grants of certain profits interest units to employees, directors or consultants of Driven Investor LLC and Subsidiaries. As of December 26, 2020, Driven Investor LLC had approximately 6,012 total Profits Interest Units reserved for issuance under the Equity Plan.

The Profits Interest Time Units generally become vested in five installments of 20% on each of the first five anniversaries of the grant date or vesting date, if one exists, provided that the employee remains in continuous service on each vesting date. All outstanding Profits Interest Time Units shall vest immediately prior to the effective date of a change in control, as defined by the equity award agreements.

Profits Interest Performance Units will vest immediately prior to the effective date of a change in control (as long as such change in control is consummated). The percentage of vesting is based on achieving certain performance criteria. Vesting will not occur unless a minimum performance criteria threshold is achieved.

For both the Profits Interest Time Units and Profits Interest Performance Units, if the grantee’s continuous service terminates for any reason, the Grantee shall forfeit all right, title, and interest in and to any unvested units as of the date of such termination, unless the grantee’s continuous service period is terminated by the Company without cause within the six-month period prior to the date of consummation of the change in control. In addition, the grantee shall forfeit all right, title, and interest in and to any vested units if the grantee is terminated for cause, breaches any post-termination covenants, or for failing to execute any general release required to be executed. The Profits Interest Performance Units are also subject to certain performance criteria which may cause the units not to vest.

	Time Units	Weighted Average Grant Date Fair Value, per unit	Performance Units	Weighted Average Grant Date Fair Value, per unit
Outstanding as of December 29, 2018	13,778	$501	24,736	$353
Forfeited/Cancelled	(197)	1,085	(100)	858
Outstanding as of December 28, 2019	13,581	492	24,636	351
Granted	13,055	696	25,597	693
Forfeited/Cancelled	(2,668)	976	(8,387)	894
Repurchases	(6,677)	288	—	—
Outstanding as of December 26, 2020	17,291	$652	41,846	$554
The Company recognized $1 million in compensation expense for the Profits Interest Time Units in 2020, 2019 and 2018. The Company has unrecognized compensation expense of $8 million related to unvested time units which it will recognize over a weighted-average vesting period of four years. As of December 26, 2020, and December 28, 2019 no compensation expense for the Profits Interest Performance Units was recognized given that none of the performance criteria were met or probable.

The fair value of all incentive units granted was estimated using a Black-Scholes option pricing model using the following weighted-average assumptions for each of fiscal 2020, 2019, and 2018:

	For the Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Annual dividend yield	—%	—%	—%
Weighted-average expected life (Years)	1.84	3.00	3.00
Risk-free interest rate	0.91%	2.90%	2.90%
Expected volatility	46.70%	40.00%	40.00%

The expected term of the incentive units is based on evaluations of historical and expected future employee behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on the historical volatility of guideline public entities that are similar to the Company, as the Company does not have sufficient historical transactions of its own shares to calculate expected volatility. As of December 26, 2020, the Company does not intend to pay dividends or distributions in the future.
Note 16—Subsequent Events

Initial Public Offering and Use of Proceeds
On January 14, 2021, the Company completed an initial public offering (the “IPO”) of approximately 32 million shares of common stock at $22 per share. On February 10, 2021, the Company sold an additional 5 million shares pursuant to exercise by the underwriters of their option to purchase additional shares. The Company received total proceeds of $751 million from these transactions, net of the underwriting discount, commissions and offering expenses.

The Company used the proceeds from the IPO, along with cash on hand, to fully repay the Car Wash Senior Credit Facilities, which totaled $725 million with interest and fees. The Company recognized a non-cash debt extinguishment cost of approximately $46 million related to this settlement. The Company also cancelled the interest rate and cross currency swaps associated with these debt agreements as part of the settlement and recorded an immaterial amount of expense related to the cancellation of these instruments. The Company also used $43 million in proceeds from the over-allotment to purchase approximately 2 million shares of common stock from certain of our existing stockholders.

As noted previously, the Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s initial public offering and are attributed to current and former stockholders. The Company previously entered into an income tax receivable agreement which provides our Pre-IPO stockholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that the Company will actually realize. The income tax receivable agreement is effective as of the date of the Company’s IPO and the Company estimates future payments under the income tax receivable agreement will aggregate to between $145 million and $165 million.

Stock Split

In connection with the closing of the IPO, the Company effected an implied 88,990-for-one stock split of the Company’s common stock, which became effective immediately prior to the consummation of the IPO. All shares of the Company’s common stock and per-share data included in these consolidated financial statements have been retroactively adjusted as though the stock split has been effected prior to all periods presented.

Assets Held for Sale

In February 2021, the Company identified 11 car wash sites with a total carrying value of $42 million that the Company has designated as held-for-sale. In connection with the sale of these sites, the Company anticipates entering into a leaseback for these sites with terms ranging from 17 to 20 years.The Company estimates a lease liability between $30 million and $40 million and a gain on sale of between $1 million and $2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of December 26, 2020. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of December 26, 2020, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our Executive Officers
The following individuals are our executive officers as of March 23, 2021:

Name	Position	Age
Jonathan Fitzpatrick	President, Chief Executive Officer and Director	50
Tiffany Mason	Executive Vice President and Chief Financial Officer	46
Scott O’Melia	Executive Vice President, General Counsel and Secretary	51
Daniel Rivera	Executive Vice President and Group President, Maintenance	41
Gabriel Mendoza	Executive Vice President and President, Car Wash North America	54
Tracy Gehlan	President, Car Wash International	52
Michael Macaluso	Executive Vice President and Group President, Paint, Collision & Glass	38
Kyle Marshall	President, Platform Services	42

Jonathan Fitzpatrick serves as our President, Chief Executive Officer and Director. Mr. Fitzpatrick has served as our President and Chief Executive Officer since July 2012, has served as a member of our board of directors since April 2018 and previously served as a member of the board of managers of Driven Investor LLC. Prior to joining the Company, Mr. Fitzpatrick served in various capacities with Burger King Corporation (a fast food restaurant company) both prior to and after its acquisition by 3G Capital. Between February 2011 and June 2012, he was Executive Vice President, Chief Brand and Operations Officer for Burger King. From October 2010 to February 2011, he was Executive Vice President of Global Operations and between August 2009 and October 2010, Senior Vice President of Operations, Europe Middle East and Africa. Prior to this role, he was Senior Vice President, Development and Franchising from July 2007 through August 2009.

Tiffany Mason serves as our Executive Vice President and Chief Financial Officer, positions she has held since March 2020. Prior to joining the Company, she served as interim Chief Financial Officer at Lowe’s Companies, Inc. (a home improvement retailer) in 2018. Ms. Mason also served as Senior Vice President, Corporate Finance and Treasurer of Lowe’s Companies, Inc., from 2015 through 2019, Vice President, Finance and Treasurer from 2013 until 2015, Vice President, Investor Relations from 2010 until 2013 and Director, External Reporting and Accounting Policy from 2006 until 2010. Before joining Lowe’s Companies, Inc., Ms. Mason was Vice President of SEC Reporting at Bank of America (a financial services company) from 2004 to 2006.

Scott O’Melia serves as our Executive Vice President, General Counsel and Secretary, positions he has held since May 2020. Prior to joining Driven Brands, Mr. O’Melia served as General Counsel and Vice President of Corporate Development for Caraustar Industries (a manufacturer of recycled materials and paper products) from 2012 to 2019. From 2009 to 2012, Mr. O’Melia was Vice President, Corporate Counsel at Wendy’s/Arby’s Group (a fast food restaurant company). From 2005 to 2009, Mr. O’Melia was a partner at Alston & Bird (an international law firm) where he focused on mergers and acquisitions and other transactions, securities, private equity and general corporate matters.

Daniel Rivera serves as our Executive Vice President and Group President of Maintenance. Mr. Rivera joined Driven Brands as Chief Information Officer in 2012 and has served as President of Meineke and President of Take 5. Prior to joining Driven Brands, Mr. Rivera served as Senior Director of Application Development, Business Intelligence, Infrastructure, and Security at AutoNation (an automotive retailer) from 2011 to 2012. Prior to his role with AutoNation, he worked in various capacities at General Electric (an industrial company), Motorola (a telecommunications company), and Burger King Corporate.

Gabriel Mendoza serves as our Executive Vice President and President of Car Wash, North America. Mr. Mendoza joined Driven Brands as part of the 1-800 Radiator acquisition in June of 2015 and continued on as President of the company until 2017. In 2017 Mr. Mendoza was promoted to EVP and President of the Quick Lube business and, in early 2020, was named EVP and President of Platform Services. Prior to joining 1-800-Radiator, Mr. Mendoza served as Chief Financial Officer at Alibris, a leading internet marketplace for used, new and hard-to-find books. Prior to joining Alibris, Mr. Mendoza was a Corporate Group Controller at United Parcel Service (a shipping and logistics company). During his 13 years at United

Parcel Service, he served in a variety of leadership roles in operations, marketing, reporting and financial management positions.

Tracy Gehlan serves as our President, Car Wash, International. Ms. Gehlan joined Driven Brands in 2020 upon the completion of the acquisition of ICWG. Ms. Gehlan is responsible for all Car Wash segment regions outside the United States and is based in the United Kingdom. Prior to joining Driven Brands, Ms. Gehlan was Senior Vice President & Chief Operating Officer of Hertz International (an international vehicle rental company) overseeing franchise and company-operated locations across 89 markets spanning the Hertz, Dollar Thrifty, and Firefly brands. She was responsible for the overall performance of the region and was a member of the global senior management team. Ms. Gehlan began her career at the Restaurant Group, the largest independent U.K.-based restaurant company, and has also held numerous roles across the Burger King organization, where she ultimately served as Chief Operating Officer of Burger King EMEA.

Michael Macaluso serves as our Executive Vice President and Group President of Paint, Collision & Glass. Mr. Macaluso joined Driven Brands as part of the CARSTAR Canada acquisition in 2015 and has served as President of CARSTAR North America. Prior to joining Driven Brands, Mr. Macaluso served in variety of roles with CARSTAR Canada for nearly a decade, beginning as Insurance Relations Manager and progressing to Director of Operations, Chief Operating Officer and President prior to Driven acquiring CARSTAR Canada to form CARSTAR North America.

Kyle Marshall serves as our President, Platform Services. Mr. Marshall joined Driven Brands as part of the 1-800-Radiator acquisition in June 2015. He had been with 1-800-Radiator since 2003, serving in numerous management roles including Vice President of Sales and Marketing and most recently as President.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 26, 2020 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Services and Fees.
The Company’s independent registered public accounting firm is Grant Thornton LLP. The information required by this item will be contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

(a)List of Documents Filed as part of this Form 10‑K:

1.Consolidated Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedules

All schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

3.Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10‑K.

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger dated July 10, 2020, by and among RC IV Cayman ICW LLC, RC IV ICW Merger Sub LLC and Driven Investor LLC (incorporated by reference from Exhibit 2.1 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

3.1*	Amended and Restated Certificate of Incorporation of Driven Brands Holdings Inc.
3.2*	Amended and Restated Bylaws of Driven Brands Holdings Inc.
4.1
Amended and Restated Base Indenture, dated as of April 24, 2018, by and between Driven Brands Funding, LLC, as issuer, and Citibank, N.A., as trustee and securities intermediary (incorporated by reference from Exhibit 4.1 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.2
Amendment No. 1 to the Amended and Restated Base Indenture, dated as of March 19, 2019, by and between Driven Brands Funding, LLC, as issuer, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 4.2 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.3
Amendment No. 2 to the Amended and Restated Base Indenture, dated as of June 15, 2019, by and between Driven Brands Funding, LLC, as issuer, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 4.3 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.4
Amendment No. 3 to the Amended and Restated Base Indenture, dated as of September 17, 2019, by and between Driven Brands Funding, LLC, as issuer, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 4.4 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.5
Amendment No. 4 to the Amended and Restated Base Indenture, dated as of July 6, 2020, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 4.5 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.6
Amendment No. 5 to the Amended and Restated Base Indenture, dated as of December 14, 2020, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 4.6 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.7
Series 2018-1 Supplement, dated as of April 24, 2018, by and between Driven Brands Funding, LLC, as issuer, and Citibank, N.A., as trustee and Series 2018-1 securities intermediary (incorporated by reference from Exhibit 4.7 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.8
First Supplement to Series 2018-1 Supplement, dated as of July 6, 2020, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2018-1 securities intermediary (incorporated by reference from Exhibit 4.8 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.9
Series 2019-1 Supplement, dated as of March 19, 2019, by and between Driven Brands Funding, LLC, as issuer, and Citibank, N.A., as trustee and Series 2019-1 securities intermediary (incorporated by reference from Exhibit 4.9 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.1
First Supplement to Series 2019-1 Supplement, dated as of July 6, 2020, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2019-1 securities intermediary (incorporated by reference from Exhibit 4.10 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.11
Series 2019-2 Supplement, dated as of September 17, 2019, by and between Driven Brands Funding, LLC, as issuer, and Citibank, N.A., as trustee and Series 2019-2 securities intermediary (incorporated by reference from Exhibit 4.11 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.12
First Supplement to Series 2019-2 Supplement, dated as of July 6, 2020, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2019-2 securities intermediary (incorporated by reference from Exhibit 4.12 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.13
Series 2019-3 Supplement, dated as of December 11, 2019, by and between Driven Brands Funding, LLC, as issuer, and Citibank, N.A., as trustee and Series 2019-3 securities intermediary (incorporated by reference from Exhibit 4.13 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.14
First Supplement to Series 2019-3 Supplement, dated as of July 6, 2020, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2019-3 securities intermediary (incorporated by reference from Exhibit 4.14 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.15
Series 2020-1 Supplement, dated as of July 6, 2020, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-1 securities intermediary (incorporated by reference from Exhibit 4.15 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.16
Series 2020-2 Supplement, dated as of December 14, 2020, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-2 securities intermediary (incorporated by reference from Exhibit 4.16 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.17*	Description of Securities.
10.1
Class A-1 Note Purchase Agreement (Series 2019-3 Class A-1 Notes), dated as of December 11, 2019, by and among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC party thereto, Driven Brands, Inc., the conduit investors party thereto, the financial institutions party thereto, the funding agents party thereto, Barclays Bank PLC, New York Branch, as L/C provider, and Barclays Bank PLC, as swingline lender and administrative agent (incorporated by reference from Exhibit 10.1 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.2
Joinder and Amendment No. 1 to Class A-1 Note Purchase Agreement and Joinder to Class A-1 Notes Fee Letter, dated as of July 6, 2020, by and among Driven Brands Funding, LLC, Driven Brands, Inc., Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC party thereto, Driven Canada Funding HoldCo Corporation, Driven Brands Canada Funding Corporation, Driven Brands Canada Shared Services Inc., certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, the conduit investors party thereto, the financial institutions party thereto, the funding agents party thereto, Barclays Bank PLC, New York Branch, as L/C provider, and Barclays Bank PLC, as swingline lender and administrative agent (incorporated by reference from Exhibit 10.2 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.3
Amended and Restated Guarantee and Collateral Agreement, dated as of April 24, 2018, by and among Driven Funding Holdco, LLC and certain subsidiaries of Driven Funding Holdco, LLC party thereto in favor of Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.3 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.4
Assumption Agreement to Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2019, by and among ABRA Franchisor SPV LLC and Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.4 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.5
Assumption and Amendment Agreement to Amended and Restated Guarantee and Collateral Agreement dated as of July 6, 2020, by and among Driven Funding Holdco, LLC, certain subsidiaries of Driven Funding Holdco, LLC party thereto, Driven Canada Funding HoldCo Corporation and certain subsidiaries of Driven Canada Funding HoldCo Corporation party thereto, in favor of Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.5 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.6
Deed of Movable Hypothec, dated as of July 6, 2020, by and among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation and certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, in favor of Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.6 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.7†
Amended and Restated Management Agreement, dated as of April 24, 2018, by and among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC party thereto, Take 5 LLC, Take 5 Oil Change, Inc., Driven Brands, Inc., as manager, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.7 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.8†
Amendment and Joinder to Management Agreement, dated as of October 4, 2019, by and among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC party thereto, Take 5 LLC, Take 5 Oil Change, Inc., Driven Brands, Inc., as manager, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.8 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.9†
Amendment and Joinder to the Amended and Restated Management Agreement, dated as of July 6, 2020, by and among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC party thereto, Take 5 LLC, Take 5 Oil Change, Inc., Driven Brands, Inc., as manager, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.9 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.10†
Canadian Management Agreement, dated as of July 6, 2020, by and among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation, certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, Driven Brands Canada Shared Services Inc., as manager, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.10 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.11*	Stockholders Agreement, dated as of January 15, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto.
10.12*	Registration Rights Agreement, dated as of January 20, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto.
10.13†
Form of Indemnification Agreement by and among Driven Brands Holdings Inc. and each of its directors and executive officers (incorporated by reference from Exhibit 10.13 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.14
Income Tax Receivable Agreement, dated January 16, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto (incorporated by reference from Exhibit 10.1 to Driven Brands Holdings Inc.’s Form 8-K filed January 21, 2021).

10.15†
Amended and Restated Employment Agreement by and between Jonathan Fitzpatrick and Driven Brands, Inc., dated as of April 17, 2015 (incorporated by reference from Exhibit 10.15 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.16†
Amendment to the Amended and Restated Employment Agreement, dated as of December 31, 2020, by and between Jonathan Fitzpatrick and Driven Brands Shared Services LLC (incorporated by reference from Exhibit 10.16 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

10.17†
Employment Agreement by and between Tiffany Mason and Driven Brands Shared Services LLC, dated as of February 17, 2020 (incorporated by reference from Exhibit 10.17 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

10.18†
Letter of Employment by and between Daniel R. Rivera and Driven Brands, Inc., dated as of November 7, 2012 (incorporated by reference from Exhibit 10.18 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

10.19†*	Employment Agreement by and between Scott O’Melia and Driven Brands Shared Services LLC, dated as of April 23, 2020.
10.20†*	Amendment to the Employment Agreement, dated as of November 1, 2020, by and between Scott O’Melia and Driven Brands Shared Services LLC.
10.21†*	Employment Agreement by and between Michael Macaluso and Carstar Canada Partnership, LP, dated as of December 1, 2015.
10.22†
Amended and Restated Driven Brands, Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2020 (incorporated by reference from Exhibit 10.19 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

10.23†
First Amendment to the Driven Brands, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.20 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

10.24†	Driven Brands Holdings Inc. 2021 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 to Driven Brands Holdings Inc.’s Form 8-K filed January 21, 2021).
10.25†	Driven Brands Holdings Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.3 to Driven Brands Holdings Inc.’s Form 8-K filed January 21, 2021).
10.26†*	Driven Brands Holdings Inc.’s International Employee Stock Purchase Plan.
10.27†
Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Top-Up Options) (incorporated by reference from Exhibit 10.25 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

10.28†
Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Non-Employee Director Time-Vesting Options) (incorporated by reference from Exhibit 10.26 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

10.29†
Driven Investor LLC Equity Incentive Plan (incorporated by reference from Exhibit 10.27 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

10.30†
Form of Restricted Stock Award Agreement for use under the Driven Investor LLC Equity Incentive Plan (Relating to Reorganization Exchange) (incorporated by reference from Exhibit 10.28 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

23.1*	Consent of Grant Thornton LLP
24.1*	Powers of Attorney (included in signature page).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
__________________________________________________________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2021

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Tiffany Mason and Scott O’Melia, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ Jonathan Fitzpatrick	Chief Executive Officer	March 23, 2021
Jonathan Fitzpatrick	(Principal Executive Officer)

/s/ Tiffany Mason	Chief Financial Officer	March 23, 2021
Tiffany Mason	(Principal Financial Officer)

/s/ Robert Edmiston	Chief Accounting Officer	March 23, 2021
Robert Edmiston	(Principal Accounting Officer)

/s/ Neal Aronson	Non-Executive Chairman and Director	March 23, 2021
Neal Aronson

/s/ Michael Thompson	Director	March 23, 2021
Michael Thompson

/s/ Chadwick Hume	Director	March 23, 2021
Chadwick Hume

/s/ Cathy Halligan	Director	March 23, 2021
Cathy Halligan

/s/ Rick Puckett	Director	March 23, 2021
Rick Puckett

/s/ Karen Stroup	Director	March 23, 2021
Karen Stroup

/s/ Peter Swinburn	Director	March 23, 2021
Peter Swinburn