Form 10-Q
period 2021-03-27
Driven Brands Holdings Inc.
filed 2021-05-11
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2021, the Registrant had 167,411,840 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our strategy, outlook and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; and (iv) the competitive environment in which we operate. Forward-looking statements are not based on historical facts, but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions, and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. It is not possible to predict or identify all such risks. These risks include, but are not limited to, the risk factors that are described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, and in our other filings with the Securities and Exchange Commission, which are available on its website at www.sec.gov. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended
(in thousands, except per share amounts)	March 27, 2021	March 28, 2020
Revenue:
Franchise royalties and fees	$30,414	$29,412
Company-operated store sales	183,855	94,891
Independently-operated store sales	56,163	—
Advertising contributions	17,255	14,883
Supply and other revenue	41,733	40,921
Total revenue	329,420	180,107
Operating expenses:
Company-operated store expenses	112,756	63,292
Independently-operated store expenses	31,108	—
Advertising expenses	17,255	14,883
Supply and other expenses	22,489	23,059
Selling, general and administrative expenses	69,050	51,065
Acquisition costs	1,646	195
Store opening costs	289	1,175
Depreciation and amortization	23,852	7,799
Asset impairment charges	1,253	2,912
Total operating expenses	279,698	164,380
Operating income	49,722	15,727
Other expenses, net:
Interest expense, net	18,091	17,516
Loss on foreign currency transactions, net	10,511	3,479
Loss on debt extinguishment	45,498	—
Total other expenses, net	74,100	20,995
Loss before taxes	(24,378)	(5,268)
Income tax benefit	(4,446)	(1,321)
Net loss	(19,932)	(3,947)
Net income (loss) attributable to non-controlling interests	7	(99)
Net loss attributable to Driven Brands Holdings Inc.	$(19,939)	$(3,848)

Loss per share(1):
Basic and diluted	$(0.13)	$(0.04)
Weighted average shares outstanding(1):
Basic and diluted	154,827	88,990
(1) Shares and loss per share for 2020 have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020
Net loss	$(19,932)	$(3,947)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,243)	(15,767)
Unrealized gain from cash flow hedges, net of tax	30	—
Actuarial gain of defined benefit pension plan, net of tax	128	—
Other comprehensive income (loss), net	(9,085)	(15,767)
Total comprehensive income (loss)	(29,017)	(19,714)
Comprehensive income attributable to non-controlling interests	41	34
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$(29,058)	$(19,748)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	March 27, 2021 (Unaudited)	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$175,371	$172,611
Restricted cash	10,133	15,827
Accounts and notes receivable, net	104,215	84,805
Inventory	42,913	43,039
Prepaid and other assets	45,697	25,070
Income tax receivable	2,057	3,055
Advertising fund assets, restricted	31,072	29,276
Total current assets	411,458	373,683
Notes receivable, net	3,845	3,828
Property and equipment, net	766,511	827,392
Operating lease right-of-use assets	910,255	884,927
Deferred commissions	9,253	8,661
Intangibles, net	829,406	829,308
Goodwill	1,718,249	1,727,351
Total assets	$4,648,977	$4,655,150
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$67,229	$67,802
Accrued expenses and other liabilities	185,707	190,867
Income tax payable	4,388	3,513
Current portion of long term debt	17,142	22,988
Advertising fund liabilities	22,906	20,276
Total current liabilities	297,372	305,446
Long-term debt, net	1,428,760	2,102,219
Deferred tax liability	241,305	249,043
Operating lease liabilities	846,360	818,001
Income tax receivable liability	155,970	—
Deferred revenue	22,350	20,757
Long-term accrued expenses and other liabilities	31,551	53,324
Total liabilities	3,023,668	3,548,790
Common stock, $0.01 par value, 900 million shares authorized at March 27, 2021 and December 26, 2020, respectively; 167 million and 89 million shares issued and outstanding at March 27, 2021 and December 26, 2020, respectively(1)	1,674	565
Additional paid-in capital	1,602,092	1,055,172
Retained earnings	12,036	31,975
Accumulated other comprehensive income	7,443	16,528
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	1,623,245	1,104,240
Non-controlling interests	2,064	2,120
Total shareholders' equity	1,625,309	1,106,360
Total liabilities and shareholders' equity	$4,648,977	$4,655,150
(1) Common stock at December 26, 2020 has been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY (Unaudited)

in thousands	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders'/members' equity
Balance as of December 26, 2020	$565	$1,055,172	$31,975	$16,528	$2,120	$1,106,360
Net income (loss)	—	—	(19,939)	—	7	(19,932)
Other comprehensive income (loss)	—	—	—	(9,085)	—	(9,085)
Equity-based compensation expense	—	983	—	—	—	983
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	1,082	660,418	—	—	—	661,500
Common stock issued upon underwriter's exercise of over-allotment	48	99,177	—	—	—	99,225
Repurchase of common stock	(21)	(42,956)	—	—	—	(42,977)
Exercise of stock options	—	25	—	—	—	25
Establishment of income tax receivable liability	—	(155,970)	—	—	—	(155,970)
IPO fees	—	(14,757)	—	—	—	(14,757)
Other	—	—	—	—	(63)	(63)
Balance at March 27, 2021	$1,674	$1,602,092	$12,036	$7,443	$2,064	$1,625,309

Balance as of December 28, 2019	$565	$242,240	$41,983	$3,626	$1,464	$289,878
Net loss	—	—	(3,848)	—	(99)	(3,947)
Other comprehensive income (loss)	—	—	—	(15,767)	—	(15,767)
Equity-based compensation expense	—	(101)	—	—	—	(101)
Balance at March 28, 2020	$565	$242,139	$38,135	$(12,141)	$1,365	$270,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020
Net loss	$(19,932)	$(3,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,852	7,799
Noncash lease cost	20,028	—
Loss on foreign denominated transactions	13,000	3,479
Gain on foreign currency derivative	(2,489)	—
Bad debt expense	657	523
Asset impairment costs	1,253	2,912
Amortization of deferred financing costs and bond discounts	2,139	1,140
Benefit for deferred income taxes	(8,018)	(1,345)
Loss on extinguishment of debt	45,498	—
Other, net	(749)	39
Changes in assets and liabilities:
Accounts and notes receivable, net	(19,693)	(14,067)
Inventory	135	(1,851)
Prepaid and other assets	(8,184)	2,435
Advertising fund assets and liabilities, restricted	2,621	4,890
Deferred commissions	(573)	(428)
Deferred revenue	1,551	(1,173)
Accounts payable	638	21,404
Accrued expenses and other liabilities	(6,451)	(15,920)
Income tax receivable	3,061	(7)
Operating lease liabilities	(15,758)	—
Cash provided by operating activities	32,586	5,883
Cash flows from investing activities:
Capital expenditures	(23,280)	(16,172)
Cash used in business acquisitions, net of cash acquired	(26,732)	(975)
Proceeds from sale-leaseback transactions	41,023	—
Proceeds from sale of company-operated stores	4,481	—
Cash used in investing activities	(4,508)	(17,147)
Cash flows from financing activities:
Payment of contingent consideration related to acquisitions	—	(1,783)
Payment of debt issuance cost	—	(104)
Repayment of long-term debt	(707,384)	(3,263)
Proceeds from revolving lines of credit and short-term debt	114,800	39,501
Repayments of revolving lines of credit and short-term debt	(132,800)	—
Repayment of principal portion of finance lease liability	(409)	—
Proceeds from initial public offering, net of underwriting discounts	661,500	—
Net proceeds from underwriters' exercise of over-allotment option	99,225	—
Repurchases of common stock	(42,977)	—
Payment for termination of interest rate swaps	(21,826)	—
Cash provided by (used in) financing activities	(29,871)	34,351
Effect of exchange rate changes on cash	650	3,850
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(1,143)	26,937

Cash and cash equivalents, beginning of period	172,611	34,935
Cash included in advertising fund assets, restricted, beginning of period	19,369	23,091
Restricted cash, beginning of period	15,827	—
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	207,807	58,026
Cash and cash equivalents, end of period	175,371	60,154
Cash included in advertising fund assets, restricted, end of period	21,160	24,809
Restricted cash, end of period	10,133	—
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$206,664	$84,963

Supplemental cash flow disclosures - non-cash items:
Accrued capital expenditures	$3,804	$4,283
Supplemental cash flow disclosures - cash paid for:
Interest	$16,424	$16,020
Income taxes	1,373	10

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc., together with its subsidiaries (collectively, the “Company”), is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,200 franchised, independently-operated, and company-operated locations across 49 U.S. states and 14 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, and 1-800-Radiator & A/C® that compete in the automotive services industry. Approximately 82% of the Company’s locations are franchised or independently-operated.

Initial Public Offering
On January 14, 2021, the Company completed an initial public offering (the “IPO”) of approximately 32 million shares of common stock at $22 per share. On February 10, 2021, the Company’s underwriters exercised their over-allotment option to purchase approximately 5 million additional shares of common stock. The Company received total proceeds of $761 million from these transactions, net of the underwriting discounts and commissions.

The Company used the proceeds from the IPO, along with cash on hand, to fully repay the First Lien Term Loan, Second Lien Term Loan, and revolving credit facility assumed as part of the acquisition of International Car Wash Group (“ICWG”) in 2020 (collectively, the “Car Wash Senior Credit Facilities”), which totaled $725 million with interest and fees. The Company recognized a $45 million loss on debt extinguishment related to this settlement, primarily related to the write-off of unamortized discount. The Company cancelled the interest rate and cross currency swaps associated with these debt agreements as part of the settlement. The Company also used $43 million in proceeds to purchase approximately 2 million shares of common stock from certain of our existing shareholders.

Income Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into an income tax receivable agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that the Company will actually realize. The income tax receivable agreement is effective as of the date of the Company’s IPO, and the Company has recorded a liability of $156 million as of March 27, 2021, which is recorded under long-term liabilities as the income tax receivable liability on the condensed consolidated balance sheet.

Stock Split
On January 14, 2021, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation (the "Amendment") to effect an implied 88,990-for-one stock split of shares of the Company’s outstanding common stock. In addition, the Amendment increased the number of authorized shares of the Company's stock from 10,000 shares to 1 billion shares (900 million shares of common stock and 100 million shares of preferred stock). All share and per-share data in the condensed consolidated financial statements and footnotes has been retroactively adjusted to reflect the stock split for all periods presented. The Company does not have any shares of preferred stock outstanding.

Note 2— Summary of Significant Accounting Policies

Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three months ended March 27, 2021 and March 28, 2020, respectively, consist of 13 weeks.

In August 2020, the Company acquired ICWG, which is currently consolidated based on a calendar month that ended on March 31, 2021. See Note 3 for additional discussion regarding the acquisition of ICWG.

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results of operations, balance sheet, cash flows, and shareholders’ equity for the periods presented have been reflected. The adjustments include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the 2020 condensed consolidated financial statements have been reclassified to conform to the 2021 presentation. In the Company's consolidated statements of operations, $1 million of franchise royalties and fees within the Platform Services segment has been reclassified to supply and other revenue to conform to the current year presentation.

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 26, 2020. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 27, 2021 may not be indicative of the results to be expected for any other interim period or the year ending December 25, 2021.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the condensed consolidated financial statements. Estimates are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management evaluates its estimates and assumptions on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

Deferred IPO costs
Costs incurred that are directly related to the IPO, such as legal and accounting fees, registration fees, printing expenses, and other similar fees and expenses, totaling $9 million were capitalized and included within prepaid and other assets as of December 26, 2020. Upon completion of the IPO, the Company reclassified these costs, as well as an additional $6 million of IPO costs incurred during the three months ended March 27, 2021, to additional paid-in-capital.

Fair Value of Financial Instruments
Financial assets and liabilities are categorized, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. Observable market data, when available, is required to be used in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

•Level 1: Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity as the ability to access at the measurement date;
•Level 2: Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or
•Level 3: Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Financial assets and liabilities measured at fair value on a recurring basis as of March 27, 2021 and December 26, 2020 are summarized as follows:

Items Measured at Fair Value at March 27, 2021
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$941	$—	$941

Derivative liabilities designated as hedging instruments	$—	$(990)	$(990)

Items Measured at Fair Value at December 26, 2020
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$704	$—	$704
Derivative assets not designated as hedging instruments	—	227	227
Total assets measured at fair value on a recurring basis	$704	$227	$931

Derivative liabilities designated as hedging instruments	$—	$(9,561)	$(9,561)
Derivative liabilities not designated as hedging instruments	—	(12,197)	(12,197)
Total derivative liabilities	$—	$(21,758)	$(21,758)

The fair value of the Company’s derivative instruments are derived from valuation models, which use observable inputs such as quoted market prices, interest rates and forward yield curves.

The carrying value and estimated fair value of total long-term debt were as follows:

	March 27, 2021		December 26, 2020
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$1,445,902	$1,499,384	$2,125,207	$2,169,597

Accumulated Other Comprehensive Income (Loss)
The following tables present changes, net of tax, in each component of accumulated other comprehensive income (loss).

	Three months ended March 27, 2021
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income
Balance at December 26, 2020	$16,834	$(87)	$(219)	$16,528
Net change	(9,243)	30	128	(9,085)
Balance at March 27, 2021	$7,591	$(57)	$(91)	$7,443

	Three months ended March 28, 2020
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance at December 28, 2019	$3,626	$—	$—	$3,626
Net change	(15,767)	—	—	(15,767)
Balance at March 28, 2020	$(12,141)	$—	$—	$(12,141)

Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistency by clarifying and amending existing guidance. The Company adopted the ASU on December 27, 2020, and the adoption did not have a material impact on our consolidated financial statements.
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

2021 Acquisitions

During the three months ended March 27, 2021, the Company completed the acquisition of four car wash sites, each individually immaterial, which are included within the Company’s Car Wash segment (the “2021 Car Wash Acquisitions”). The aggregate cash consideration paid for these acquisitions, net of cash acquired and liabilities assumed, was $26 million.

A preliminary estimate of assets acquired and liabilities assumed for the 2021 Car Wash Acquisitions is as follows:

(in thousands)
Assets:
Cash	$7
Land and improvements	4,065
Building	13,445
Equipment	2,260
Deferred tax assets	67
Assets acquired	19,844
Liabilities:
Deferred revenue	46
Liabilities assumed	46
Net assets acquired	19,798
Total consideration	25,542
Goodwill	$5,744

All goodwill was allocated to the Car Wash segment and $6 million is deductible for income tax purposes.

2020 Acquisitions

Acquisition of International Car Wash Group
On August 3, 2020, the Company completed the acquisition of Shine Holdco (UK) Limited, the holding company of ICWG, to expand on its service offerings by entering into the car wash business (the “ICWG Acquisition”). The ICWG Acquisition resulted in the Company acquiring 940 car wash centers in 14 countries across the United States, Europe, and Australia. The following table presents an updated preliminary estimate of the purchase price allocation for the ICWG Acquisition:

(in thousands, except shares)	August 3, 2020
Assets:
Cash	$37,011
Accounts and notes receivable	2,591
Inventory	12,761
Fixed assets	692,486
Operating lease right-of-use assets	479,787
Definite-lived intangibles	5,972
Indefinite-lived intangibles	165,730
Other assets	7,476
Total assets acquired	1,403,814
Liabilities:
Accounts payable	13,435
Long-term debt	656,684
Deferred income tax liability	133,776
Operating lease liabilities	476,216
Derivative liabilities	12,714
Other liabilities	82,394
Total liabilities assumed	1,375,219
Net assets acquired	28,595
Non-controlling interest acquired	400
Total consideration paid (39,169,857 common shares)(1)	809,000
Goodwill	$780,805
(1) Common shares issued as consideration have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 for additional information.

The preliminary fair value of the equity consideration was determined based on an estimated enterprise value using a market approach and income approach as of the purchase date, reduced by borrowings assumed. The Company updated its purchase accounting estimates during the three months ended March 27, 2021 related to the deferred tax liability and, as a result, reduced goodwill related to the ICWG Acquisition by approximately $1 million.

Acquisition of Fix Auto

On April 20, 2020, the Company acquired 100% of the outstanding equity of Fix Auto USA (“Fix Auto”), a franchisor and operator of collision repair centers, for $29 million, net of cash received of approximately $2 million. This acquisition resulted in the Company acquiring 150 franchised locations and 10 company-operated locations and increased the Company’s collision services footprint.

The assets acquired and liabilities assumed from Fix Auto are as follows:

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

Other Acquisitions

During 2020, the Company completed the acquisition of 17 car wash sites, each individually immaterial, which are included within the Company’s Car Wash segment (the “2020 Car Wash Acquisitions”). The aggregate cash consideration paid for these acquisitions, net of cash acquired and liabilities assumed, was approximately $109 million.

The assets acquired and liabilities assumed for the 2020 Car Wash Acquisitions are as follows:

(in thousands)
Assets:
Cash	$41
Land and improvements	18,635
Building	42,570
Equipment	12,125
Deferred tax assets	5,117
Assets acquired	78,488
Liabilities:
Deferred revenue	368
Liabilities assumed	368
Net assets acquired	78,120
Total consideration	108,771
Goodwill	$30,651

The valuation for the acquisitions requires significant estimates and assumptions. The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for the acquisitions. There were no measurement period changes related to Fix Auto and the 2020 Car Wash Acquisitions during the three months ended March 27, 2021.
Note 4— Revenue from Contracts with Customers

The Company records contract assets for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year and if such costs are material. Commission expenses, a primary cost associated with the sale of franchise licenses, are amortized to selling, general and administrative expenses in the condensed consolidated statements of operations ratably over the life of the associated franchise agreement.
Capitalized costs to obtain a contract as of March 27, 2021 and December 26, 2020 were $9 million and $9 million, respectively, and are presented within deferred commissions on the condensed consolidated balance sheets. The Company recognized an immaterial amount of costs during the three months ended March 27, 2021 and March 28, 2020, respectively, that were recorded as a contract asset at the beginning of the period.
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $22 million and $21 million as of March 27, 2021 and December 26, 2020, respectively, which are presented within deferred revenue on the condensed consolidated balance sheets. The Company recorded an immaterial amount of revenue during the three months ended March 27, 2021 and March 28, 2020, respectively, that was recorded as a contract liability as of the beginning of the period.
Note 5—Segment Information
The Company’s worldwide operations are comprised of the following reportable segments: Maintenance; Car Wash; Paint, Collision & Glass; and Platform Services. The Car Wash segment was formed in connection with the acquisition of ICWG in August 2020.

In addition to the reportable segments, the Company’s consolidated financial results include “Corporate and Other” activity. Corporate and Other incurs costs related to advertising revenues and expenses and shared service costs, which are related to finance, IT, human resources, legal, supply chain and other support services. Corporate and Other activity includes the adjustments necessary to eliminate intercompany transactions, namely sales by the Platform Services segment to the Paint, Collision & Glass and Maintenance segments, respectively.

Segment results for the three months ended March 27, 2021 and March 28, 2020 are as follows:

	Three months ended March 27, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise fees and royalties	$7,927	$—	$17,309	$5,178	$—	$30,414
Company-operated store sales	114,067	57,048	11,930	983	(173)	183,855
Independently-operated store sales	—	56,163	—	—	—	56,163
Advertising	—	—	—	—	17,255	17,255
Supply and other	6,157	1,453	14,652	28,435	(8,964)	41,733
Total revenue	$128,151	$114,664	$43,891	$34,596	$8,118	$329,420
Segment Adjusted EBITDA	$40,440	$34,155	$17,639	$11,008	$(25,019)	$78,223

	Three Months Ended March 28, 2020
(in thousands)	Maintenance	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise fees and royalties	$7,333	$17,746	$4,345	$(12)	$29,412
Company-operated store sales	87,740	5,846	1,978	(673)	94,891
Advertising	—	—	—	14,883	14,883
Supply and other	4,624	15,354	25,835	(4,892)	40,921
Total revenue	$99,697	$38,946	$32,158	$9,306	$180,107
Segment Adjusted EBITDA	$21,466	$15,877	$7,465	$(13,047)	$31,761
The reconciliations of Segment Adjusted EBITDA to loss before taxes for the three months ended March 27, 2021 and March 28, 2020 are as follows:

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020
Segment Adjusted EBITDA	$78,223	$31,761
Acquisition related costs(a)	1,646	195
Non-core items and project costs, net(b)	32	1,256
Store opening costs	289	1,175
Sponsor management fees(c)	—	539
Straight-line rent adjustment(d)	2,485	850
Equity-based compensation expense(e)	983	(101)
Foreign currency transaction loss, net(f)	10,511	3,479
Asset impairment and closed store expenses(g)	(786)	4,321
Loss on debt extinguishment(h)	45,498	—
Depreciation and amortization	23,852	7,799
Interest expense, net	18,091	17,516
Loss before taxes	$(24,378)	$(5,268)

(a)Consists of acquisition costs as reflected within the condensed consolidated statements of operations, including legal, consulting and other fees and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.

(b)Consists of discrete items and project costs, including (i) third party consulting and professional fees associated with strategic transformation initiatives and (ii) other miscellaneous expenses, including non-capitalizable expenses relating to the
Company’s initial public offering and other strategic transactions.
(c)Includes management fees paid to Roark Capital Management, LLC.
(d)Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments.
(e)Represents non-cash equity-based compensation expense.
(f)Represents foreign currency transaction net losses primarily related to the remeasurement of our intercompany loans. These losses are slightly offset by unrealized gains on remeasurement of cross currency swaps.
(g)Represents non-cash charges incurred related to the impairment of certain fixed assets and lease exit costs and other costs associated with stores that were closed prior to their respective lease terminations dates.
(h)Represents the write-off of unamortized discount associated with the repayment of the Car Wash Senior Credit Facilities.
Note 6—Long-term Debt
Our long-term debt obligations consist of the following:

(in thousands)	March 27, 2021	December 26, 2020
Series 2018-1 Securitization Senior Notes, Class A-2	$266,750	$267,438
Series 2019-1 Securitization Senior Notes, Class A-2	293,250	294,000
Series 2019-2 Securitization Senior Notes, Class A-2	270,875	271,563
Series 2020-1 Securitization Senior Notes, Class A-2	173,688	174,125
Series 2020-2 Securitization Senior Notes, Class A-2	448,875	450,000
Car Wash First Lien Term Loan	—	528,858
Car Wash Second Lien Term Loan	—	175,000
Car Wash Revolving Credit Facility	—	18,000
Other debt (a)	25,729	26,763
Total debt	1,479,167	2,205,747
Less: unamortized discount	—	(46,030)
Less: debt issuance costs	(33,265)	(34,510)
Less: current portion of long-term debt	(17,142)	(22,988)
Total long-term debt, net	$1,428,760	$2,102,219
(a)Amount primarily consists of finance lease obligations.

As discussed in Note 1, the Company used the proceeds from the IPO, along with cash on hand, to fully repay the Car Wash Senior Credit Facilities, which totaled $725 million with interest and fees. The Company incurred a $45 million loss on debt extinguishment, related primarily to the write-off of unamortized discount, during the three months ended March 27, 2021 related to this settlement.

The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of March 27, 2021, the Company and its subsidiaries were in compliance with all covenants.

Note 7—Leases
The following table details our total investment in operating and finance leases where the Company is the lessee:

(in thousands)	March 27, 2021	December 26, 2020
Right-of-use assets
Finance leases (a)	$12,235	$14,211
Operating leases	910,255	884,927
Total right-of-use assets	$922,490	$899,138

Current lease liabilities
Finance leases (b)	$1,752	$2,149
Operating leases (c)	59,491	60,095
Total current lease liabilities	$61,243	$62,244

Long-term lease liabilities
Finance leases (d)	$16,234	$16,726
Operating leases	846,360	818,001
Total long-term lease liabilities	$862,594	$834,727
(a)Finance lease right-of-use assets are included in property and equipment, net on the condensed consolidated balance sheet.
(b)Current finance lease liabilities are included in current portion of long-term debt on the condensed consolidated balance sheet.
(c)Current operating lease liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.
(d)Long-term finance lease liabilities are included in long-term debt on the condensed consolidated balance sheet.

The lease cost for operating and finance leases recognized in the condensed consolidated statement of operations for the three months ended March 27, 2021 and March 28, 2020 were as follows:

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020
Finance lease expense:
Amortization of right-of-use assets	$614	$138
Interest on lease liabilities	237	105
Operating lease expense	27,748	12,782
Short-term lease expense	1,314	66
Variable lease expense	246	144
Total lease expense, net	$30,159	$13,235
The Company also subleases certain facilities to franchisees and recognized $2 million in sublease revenue during each of the three months ended March 27, 2021 and March 28, 2020, respectively, as a component of supply and other revenue on the condensed consolidated statements of operations.

In March 2021, the Company sold 11 car wash properties in various locations throughout the United States for a total of $41 million, resulting in a net gain of $2 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms ranging from 17 to 20 years and provide the Company with the option to extend the lease for up to 20 additional years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $40 million and $37 million, respectively, related to these lease arrangements.

The weighted average remaining lease term as of March 27, 2021 was 11.0 years for finance leases and 14.9 years for operating leases. The weighted average discount rate as of March 27, 2021 was 5.79% for finance leases and 4.82% for operating leases.
Supplemental cash flow information related to the Company’s lease arrangements for the three months ended March 27, 2021 and March 28, 2020, respectively, was as follows:

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$25,794	$11,390
Operating cash flows used in finance leases	216	102
Financing cash flows used in (for) finance leases	317	(13)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,849	$327,349
Finance leases	630	5,375
Note 8—Share-based Compensation

On January 6, 2021, the Company’s Board of Directors approved the 2021 Omnibus Incentive Plan (the “Plan”) and effective January 14, 2021, the Company’s shareholders adopted and approved the Plan. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing to current and prospective employees and directors of, and consultants and advisors to, the Company and its affiliates. The maximum number of shares of common stock available for issuance under the Plan is 12,533,984 shares. In conjunction with the closing of the IPO, our Board granted awards under the Plan to certain of our employees, representing an aggregate of 5,582,522 shares of common stock. At March 27, 2021, 6,853,489 shares of common stock were reserved for additional grants under the Plan.

Prior to IPO, the Parent’s equity awards included Profits Interest Units. There were two forms of Profits Interest - Time Units and Performance Units. Time Units generally vested in five installments of 20% on each of the first five anniversaries of the grant date or vesting date, provided that the employee remained in continuous service on each vesting date. All outstanding Time Units were to vest immediately prior to the effective date of a consummated sale transaction. The Time Units were exchanged for time-based restricted stock awards in connection with the IPO. In addition, the Company granted time-based and performance-based options in connection with the IPO to most employees with Profit Interests (each an “IPO Option”). The time-based restricted stock awards did not require modification accounting.

The Performance Units were to vest immediately prior to the effective date of a consummated sale transaction or qualified public offering, including the IPO (a “Liquidity Event”). The percentage of vesting was based on achieving certain performance criteria. No vesting occurred as a result of the IPO as the minimum performance criteria threshold was not achieved. In connection with the IPO, the Performance Units were exchanged for performance-based restricted stock awards. The vesting conditions of the performance-based restricted stock awards were modified to vest subject to an additional performance condition. Employees who received IPO Options have the same vesting conditions for the performance-based portion of the IPO Options as the performance-based restricted stock awards.

The Company calculated the fair value of these performance-based restricted stock awards on the modification date and determined the fair value of these awards increased to $66 million as a result of modification. In addition, the grant date fair value of the performance-based IPO Options was $26 million. The fair value of the performance-based restricted stock awards and performance-based IPO Options was determined by using a Monte Carlo simulation, using the following assumptions: (i) an expected term of 2.96 years, (ii) an expected volatility of 40.6%, (iii) a risk-free interest rate of 0.48%, and (iv) no expected dividends.

There was approximately $7 million of unrecognized compensation expense related to the time-based restricted stock awards and time-based IPO Options at March 27, 2021, which is expected to be recognized over a weighted-average vesting period of 4.34 years. For the three months ended March 27, 2021 and March 28, 2020, respectively, less than $1 million of compensation expense was recognized in both periods for the time-based restricted stock awards and time-based IPO Options.

There was approximately $92 million of unrecognized compensation expense related to the performance-based restricted stock awards and performance-based IPO Options at March 27, 2021. For the three months ended March 27, 2021 and March 28, 2020, no compensation cost was recognized for the performance-based restricted stock awards and performance-based IPO Options given that none of the performance criteria were met or probable. Once the performance conditions are deemed probable, the Company will recognize compensation cost equal to the portion of the requisite service period that has elapsed. Certain former employees continued to hold performance-based awards after the IPO.

The Company established other new awards in connection with the IPO, including restricted stock units (“RSUs”) and performance stock units (“PSUs”). Awards established in connection with the IPO may only vest provided that the employee remains in continuous service on each vesting date. The RSUs vest in three installments of 33% on each of the first three anniversaries of the grant date. The PSUs may vest after a three-year period and are contingent on achieving certain performance goals, one being a market condition and the other being a performance condition. The awards are considered probable of meeting vesting requirements or vest upon achieving a market condition, and therefore, have started recognizing expense. The fair value of the PSUs was determined by using a Monte Carlo simulation, using the following assumptions: (i) an expected term of 2.96 years, (ii) an expected volatility of 41.16%, (iii) a risk-free interest rate of 0.23%, and (iv) no expected dividend.

At March 27, 2021, there was approximately $1 million of total unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a weighted-average vesting period of 2.94 years, and there was approximately $3 million of total unrecognized compensation cost related to the unvested PSUs, which is expected to be recognized through December 30, 2023.

For all of the Company’s awards, excluding RSUs and PSUs, if the grantee’s continuous service terminates for any reason, the grantee shall forfeit all right, title, and interest in and to any unvested units as of the date of such termination, unless the grantee’s continuous service period is terminated by the Company without cause within the six-month period prior to the date of consummation of a Liquidity Event. In addition, the grantee shall forfeit all right, title, and interest in and to any vested units if the grantee resigns, is terminated for cause, breaches any post-termination covenants, or for failing to execute any general release required to be executed. For RSUs and PSUs, if the grantee’s continuous service terminates for any reason, the grantee shall forfeit all right, title, and interest in any unvested units as of the termination date.

On January 6, 2021, the Company’s Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”) and effective January 14, 2021, the Company’s shareholders adopted and approved the ESPP. The ESPP provides employees of the Company with an opportunity to purchase the Company’s common stock at a discount, subject to certain limitations set forth in the ESPP. The ESPP authorized the issuance of 1,790,569 shares of the Company’s common stock. The initial offering period is one year. As of March 27, 2021, there were no shares of common stock purchased under the ESPP.

On March 22, 2021, the Company's Board of Directors approved the International Employee Stock Purchase Plan (the "International ESPP") that provides employees of certain designated subsidiaries of the Company with an opportunity to purchase the Company's common stock at a discount, subject to certain limitations set forth in the International ESPP. The shares available under the International ESPP are subject to available shares under the ESPP.

The Company recorded $1 million of share-based compensation expense during the three months ended March 27, 2021 within selling, general and administrative expenses on the condensed consolidated statements of operations. Share-based compensation expense for the three months ended March 28, 2020 was immaterial.
Note 9—Loss per share

The Company calculates basic and diluted loss per share using the two-class method. The following table sets forth the computation of basic and diluted loss per share attributable to common shareholders:

	Three months ended
(in thousands, except per share amounts)	March 27, 2021	March 28, 2020
Basic and diluted loss per share:
Net loss attributable to Driven Brands Holdings Inc.	$(19,939)	$(3,848)
Weighted-average common shares outstanding, basic and diluted	154,827	88,990
Loss per share, basic and diluted	$(0.13)	$(0.04)

Basic loss per share is computed by dividing the net loss attributable to Driven Brands Holdings Inc. by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three months ended March 27, 2021 and March 28, 2020, the number of shares used to calculate diluted loss per share is the same as the number of shares used to calculate basic loss per share because the potentially dilutive shares, if any, would have been antidilutive if included. In addition, the Company has participating securities related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights, which were not included in the basic or diluted loss per share calculations given the Section 16 officers do not share in the losses of the Company.

The following securities were not included in the computation of diluted shares outstanding for the three months ended March 27, 2021, because the effect would be antidilutive (in thousands):

Restricted stock awards	609
Restricted stock units	67
Performance stock units	135
IPO options	1,514
Employee stock purchase plan	123
Other options	48
Total	2,496
Note 10—Related-Party Transactions

The Company had management advisory services agreements with Roark Capital Management, LLC (“Roark”), an affiliated entity, which provided that the Company pay an annual advisory services fee to Roark. The Company and Roark terminated all advisory services agreements in January 2021 in connection with the Company’s initial public offering. The Company paid $1 million under these service agreements during the three months ended March 28, 2020.

As of March 27, 2021, the Company has made payments for facilities maintenance services in the aggregate amount of approximately $0.5 million to Divisions Maintenance Group, an entity owned by affiliates of Roark Capital Management, LLC, which is related to the company’s principal stockholders (Driven Equity LLC and RC IV Cayman ICW Holdings LLC). The transactions were reviewed, ratified, and approved by the Audit Committee of the Company’s Board of Directors in accordance with the Company’s Related Person Transactions Policy.
Note 11—Commitments and Contingencies

The Company is subject to various lawsuits, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of litigation are expensed as incurred.

While the Company does not presently believe that any of the legal proceedings to which it is currently a party will ultimately have a material adverse impact, there can be no assurance that the Company will prevail in all of the proceedings or that the Company will not incur material losses from them.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our condensed consolidated financial statements and the related notes to our condensed consolidated financial statements included elsewhere in this quarterly report. On August 3, 2020, the Company completed the ICWG Acquisition (the “ICWG Acquisition Date”). The Company’s results of operations for the three months ended March 27, 2021 include the operations of ICWG. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to ICWG for the three months ended March 28, 2020, which is prior to the ICWG Acquisition Date. We operate on a 52/53-week fiscal year, which ends on the last Saturday in December. The three months ended March 27, 2021 and March 28, 2020 were both 13 week periods.
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

We have a diversified portfolio of highly-recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, and 1-800-Radiator & A/C® that compete in the large, growing, recession-resistant and highly-fragmented automotive care industry. Our U.S. industry is underpinned by a large, growing population of more than 275 million vehicles in operation, and is expected to continue its long-term growth trajectory given (i) long-term increases in annual miles traveled; (ii) consumers more frequently outsourcing automotive services due to vehicle complexity; (iii) increases in average repair costs and (iv) average age of the car on the road getting older. During the three months ended March 27, 2021, our network generated $329 million in revenue from $1 billion in system-wide sales. We serve a diverse mix of customers, with sales coming from retail customers and commercial customers such as fleet operators and insurance carriers. Our success is driven in large part by our mutually beneficial relationships with more than 2,500 individual franchisees and independent operators.

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
Significant Factors Impacting Financial Results
During the second half of fiscal year 2020, we completed the acquisition of ICWG and several other independently-owned car wash sites, which launched our entry into the car wash market and created a new operating and reportable segment. During the second quarter of fiscal year 2020, we completed the acquisition of Fix Auto, which is included in our Paint, Collision & Glass segment, and we also completed acquisitions of several independently-owned oil change shops, which are included in our Maintenance segment. These acquisitions were a core driver of growth in our key performance indicators and our financial results for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020. For additional information on our acquisitions, see Note 3 to the condensed consolidated financial statements.

For the three months ended March 27, 2021, we recognized a net loss of $20 million, or $(0.13) per diluted share, compared to a net loss of $4 million, or $(0.04) per diluted share, for the three months ended March 28, 2020. This decrease was primarily due to a $45 million loss on debt extinguishment related to the write-off of unamortized discount associated with the early termination of the Car Wash Senior Credit Facilities, $16 million increase in depreciation and amortization expense related to acquisitions, and a $7 million increase in net loss on foreign currency transactions. These additional charges were offset by a $149 million increase in revenue, primarily related to the acquisition of ICWG and Fix Auto, as well as continued organic store growth, offset by a corresponding increase in operating expenses related to this growth. Adjusted Net Income increased $23 million for the three months ended March 27, 2021 to $30 million, compared to $7 million for the three months ended March 28, 2020. The increase in Adjusted Net Income was primarily due to increased store count and associated system-wide sales, driven by a combination of organic growth and acquisitions, particularly the acquisition of ICWG. See Note 3 to our condensed consolidated financial statements for additional information about acquisitions. Adjusted EBITDA was $78 million for the three months ended March 27, 2021, an increase of $47 million compared to Adjusted EBITDA of $31 million for the three months ended March 28, 2020. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of performance. For a discussion of our use of these non-GAAP measures and a reconciliation from net loss to Adjusted Net Income and Adjusted EBITDA, see “Reconciliation of Non-GAAP Financial Information”.

As a result of pent-up demand, the economic stimulus package, and rising consumer confidence, total system-wide sales were over $1 billion during the three months ended March 27, 2021, an increase of 28% from the three months ended March 28, 2020. The current outbreak of COVID-19 led to adverse impacts on global economies, including the U.S., Canada and Europe during fiscal year 2020 and into fiscal year 2021. While COVID-19 did not have a material adverse effect on our business operations for the three months ended March 27, 2021, an increased level of volatility and uncertainty still exists, and we are continuing to monitor any potential impact to our business.
Key Performance Indicators

Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales. System-wide sales represent the total of net sales for our franchised, independently-operated and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores. Franchise royalties and fees revenue represented 9% and 16%, respectively, of our total revenue for the three months ended March 27, 2021 and March 28, 2020, respectively. For the three months ended March 27, 2021 and March 28, 2020, approximately 97% and 88%, respectively, of franchise royalties and fees revenue is attributable to royalties, with the remaining balance attributable to license and development fees. Revenue from company-operated stores represented 56% and 53% of our total revenue for the three months ended March 27, 2021 and March 28, 2020, respectively. Revenue from independently-operated stores represented 17% of our total revenue for the three months ended March 27, 2021.

Store count. Store count reflects the number of franchised, independently-operated and company-operated stores open at the end of the reporting period. Management reviews the number of new, closed, acquired and divested stores to assess net unit growth and drivers of trends in system-wide sales, franchise royalties and fees revenue, company-operated store sales and independently-operated store sales.
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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 5 in our condensed consolidated financial statements for a reconciliation of Segment Adjusted EBITDA to income before taxes for the three months ended March 27, 2021 and March 28, 2020.

The following table sets forth our key performance indicators for the three months ended March 27, 2021 and March 28, 2020:

	Three months ended
(in thousands, except store count or as otherwise noted)	March 27, 2021	March 28, 2020
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$277,884	$230,500
Car Wash	113,211	—
Paint, Collision & Glass	542,433	495,635
Platform Services	69,356	56,848
Total	$1,002,884	$782,983
System-Wide Sales by Business Model:
Franchised Stores	$762,693	$688,092
Company-Operated Stores	184,028	94,891
Independently-Operated Stores	56,163	—
Total	$1,002,884	$782,983
Store Count
Store Count by Segment:
Maintenance	1,470	1,431
Car Wash	954	—
Paint, Collision & Glass	1,627	1,463
Platform Services	198	198
Total	4,249	3,092
Store Count by Business Model:
Franchised Stores	2,766	2,598
Company-Operated Stores	749	494
Independently-Operated Stores	734	—
Total	4,249	3,092
Same Store Sales %
Maintenance	16.5%	(2.8%)
Paint, Collision & Glass	(9.4%)	4.6%
Platform Services	22.0%	2.2%
Total	0.5%	2.2%
Segment Adjusted EBITDA
Maintenance	$40,440	$21,466
Car Wash	34,155	—
Paint, Collision & Glass	17,639	15,877
Platform Services	11,008	7,465
Reconciliation of Non-GAAP Financial Information
To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures throughout this quarterly report, as described further below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making.

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

The following table provides a reconciliation of Adjusted Net Income and Adjusted Earnings per Share to net loss as defined by GAAP:

Adjusted Net Income/Adjusted Earnings per Share

	Three months ended
(in thousands, except per share data)	March 27, 2021	March 28, 2020
Net loss	$(19,932)	$(3,947)
Acquisition related costs(a)	1,646	195
Non-core items and project costs, net(b)	32	1,256
Sponsor management fees(c)	—	539
Straight-line rent adjustment(d)	2,485	850
Equity-based compensation expense(e)	983	(101)
Foreign currency transaction loss, net(f)	10,511	3,479
Asset impairment and closed store expenses(g)	(786)	4,321
Loss on debt extinguishment(h)	45,498	—
Amortization related to acquired intangible assets(i)	3,652	3,965
Adjusted net income before tax impact of adjustments	44,089	10,557
Tax impact of adjustments(j)	(13,641)	(3,626)
Adjusted net income	30,448	6,931
Net income (loss) attributable to non-controlling interest	7	(99)
Adjusted net income attributable to Driven Brands Holdings Inc.	$30,441	$7,030

Weighted average shares outstanding(k)
Basic	154,827	88,990
Diluted	158,761	88,990
Adjusted earnings per share(k)
Basic	$0.19	$0.08
Diluted	$0.19	$0.08

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

The following table provides a reconciliation of Adjusted EBITDA to net loss:

Adjusted EBITDA

	Three months ended
	March 27, 2021	March 28, 2020
Net loss	$(19,932)	$(3,947)
Income tax benefit	(4,446)	(1,321)
Interest expense, net	18,091	17,516
Depreciation and amortization	23,852	7,799
EBITDA	17,565	20,047
Acquisition related costs(a)	1,646	195
Non-core items and project costs, net(b)	32	1,256
Sponsor management fees(c)	—	539
Straight-line rent adjustment(d)	2,485	850
Equity-based compensation expense(e)	983	(101)
Foreign currency transaction loss, net(f)	10,511	3,479
Asset impairment and closed store expenses(g)	(786)	4,321
Loss on debt extinguishment(h)	45,498	—
Adjusted EBITDA	$77,934	$30,586

a.Consists of acquisition costs as reflected within the condensed consolidated statements of operations, including legal, consulting and other fees and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
b.Consists of discrete items and project costs, including (i) third-party consulting and professional fees associated with strategic transformation initiatives and (ii) other miscellaneous expenses, including non-capitalizable expenses relating to the Company’s initial public offering and other strategic transactions.
c.Includes management fees paid to Roark Capital Management, LLC.
d.Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments.
e.Represents non-cash equity-based compensation expense.
f.Represents foreign currency transaction net losses primarily related to the remeasurement of our intercompany loans. These losses are slightly offset by unrealized gains on remeasurement of cross currency swaps.
g.Relates to the impairment of certain fixed assets and operating lease right-of-use assets related to closed locations. Also represents lease exit costs and other costs associated with stores that were closed prior to their respective lease termination dates.
h.Represents the write-off of unamortized discount associated with early termination of debt.
i.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the condensed consolidated statements of operations.
j.Represents the tax impact of adjustments associated with the reconciling items between net income and Adjusted Net Income, excluding the provision for uncertain tax positions and valuation allowance for certain deferred taxes. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 38%, depending upon the tax attributes of each adjustment and the applicable jurisdiction.
k.Share and per share amounts have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 in the accompanying condensed consolidated financial statements for additional information.

Results of Operations for the three months ended March 27, 2021 compared to the three months ended March 28, 2020
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the condensed consolidated statements of operations. Independently-operated store sales and expenses are derived from our acquisition of ICWG and are only reflected in the results of operations from the August 3, 2020 acquisition date through the end of our current period, and, as such, it is not meaningful to compare to prior period results.
Revenue

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020	Change
Franchise royalties and fees	$30,414	$29,412	$1,002	3%
Company-operated store sales	183,855	94,891	88,964	94%
Independently-operated store sales	56,163	—	56,163	N/M
Advertising contributions	17,255	14,883	2,372	16%
Supply and other revenue	41,733	40,921	812	2%
Total revenue	$329,420	$180,107	$149,313	83%
Franchise Royalties and Fees
Franchise royalties and fees increased $1 million for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020. This was primarily due to the addition of 168 franchised stores and a corresponding $75 million increase in franchised system-wide sales as compared to the three months ended March 28, 2020. The increase in franchise system-wide sales was primarily due to the acquisition of Fix Auto in April 2020, which contributed $84 million of system-wide sales during the three months ended March 27, 2021.

Company-Operated Store Sales
Company-operated store sales increased $89 million for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020. This increase was due to same store sales growth and the addition of 255 company-operated stores year-over-year, including 220 car wash company-operated stores from the acquisition of ICWG and additional tuck-in acquisitions, as well as additional company-operated stores in the Paint, Collision & Glass segment from the acquisition of Fix Auto during the second quarter of 2020. Acquisitions contributed an incremental $64 million of company-operated store sales during the three months ended March 27, 2021, and the remaining $25 million was due to the impact of organic growth in our Maintenance segment.

Advertising Contributions
Advertising contributions increased by $2 million for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020, primarily due to an increase in franchised system-wide sales of approximately $75 million. Our franchise agreements typically require the franchisee to pay continuing advertising fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $1 million for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020. This increase was primarily due to the 2020 acquisitions of ICWG and Fix Auto. These acquisitions generated approximately $2 million of incremental revenue for the three months ended March 27, 2021.

Operating Expenses

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020	Change
Company-operated store expenses	$112,756	$63,292	$49,464	78%
Independently-operated store expenses	31,108	—	31,108	N/M
Advertising expenses	17,255	14,883	2,372	16%
Supply and other expenses	22,489	23,059	(570)	(2)%
Selling, general, and administrative expenses	69,050	51,065	17,985	35%
Acquisition costs	1,646	195	1,451	744%
Store opening costs	289	1,175	(886)	(75)%
Depreciation and amortization	23,852	7,799	16,053	206%
Asset impairment charges	1,253	2,912	(1,659)	(57)%
Total operating expenses	$279,698	$164,380	$115,318	70%
Company-Operated Store Expenses
Company-operated store expenses increased $49 million for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020. This increase in expenses is commensurate with the addition of 255 company-operated stores since March 28, 2020. Company-operated store expenses continue to increase at a slower rate than company-operated store sales due to our continued use of a leaner and more efficient staffing model.

Advertising Expenses
The $2 million increase in advertising expenses for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020, represents a commensurate increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses decreased $1 million for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020, resulting from efficient cost management at Automotive Training Institute (“ATI”) and PH Vitres D’Autos.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $18 million for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020. This increase is primarily due to $17 million of increased expenses resulting from the acquisitions of ICWG and Fix Auto, a $1 million increase in equity-based compensation, and a $1 million increase in rent expense. These increases were partially offset by a $1 million decrease in non-core project costs and a $1 million decrease in sponsor management fees which were eliminated in connection with the Company’s IPO.

Acquisition Costs
Acquisition costs increased $1 million for the three months ended March 27, 2021, compared to the three months ended March 28, 2020, as a result of the acquisition of four car wash sites during the three months ended March 27, 2021. There were no acquisitions during the three months ended March 28, 2020.
Store Opening Costs
Store opening costs decreased $1 million for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020, due to a decrease in conversions of acquired stores to the Take 5 brand and new company-operated store openings. There were four new company-operated store openings in the three months ended March 27, 2021, compared to 11 Take 5 store conversions and 13 company-operated store openings during the three months ended March 28, 2020.

Depreciation and Amortization
Depreciation and amortization expense increased $16 million for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020, due to additional fixed assets and definite-lived intangible assets recognized in recent acquisitions.

Asset Impairment Charges
We incurred $1 million in asset impairment charges during the three months ended March 27, 2021, which consisted of impairment related to certain fixed assets and operating lease right-of-use assets at closed locations.

Interest Expense, Net

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020	Change
Interest expense, net	$18,091	$17,516	$575	3%
Interest expense, net increased $1 million for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020, as a result of the Series 2020-1 Securitization Senior Notes and Series 2020-2 Securitization Senior Notes issued in 2020, which was offset by the pay down of the Series 2015-1 Senior Notes, the Series 2016-1 Senior Notes, and the Series 2019-3 Variable Funding Senior Notes. The increase in total long-term debt year-over-year was partially offset by our more favorable interest rates.

Loss on Foreign Currency Transactions, Net

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020	Change
Loss on foreign currency transactions, net	$10,511	$3,479	$7,032	202%
The loss on foreign currency transactions is comprised of a $13 million remeasurement loss on our foreign intercompany notes, partially offset by $2 million of unrealized gains incurred on cross currency swaps associated with these instruments that are not designated as hedging instruments.

Loss on Debt Extinguishment

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020	Change
Loss on debt extinguishment	$45,498	$—	$45,498	100%

The loss on debt extinguishment of $45 million for the three months ended March 27, 2021 is due to the write-off of unamortized discount associated with the settlement of the Car Wash Senior Credit Facilities, which were repaid during the three months ended March 27, 2021 with proceeds from the IPO and cash on hand.

Income Tax Benefit

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020	Change
Income tax benefit	$(4,446)	$(1,321)	$(3,125)	237%
Income tax benefit increased by $3 million for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020. The effective income tax rate for the three months ended March 27, 2021 was 18.2% compared to 25.1% for the three months ended March 28, 2020. The decrease in rate was primarily driven by favorable discrete tax adjustments related to a non-taxable loss on debt extinguishment as well as tax deductible costs incurred related to the initial public offering, which was partially offset by an increase in unfavorable adjustments related to stock-based compensation.
Segment Results of Operations for the three months ended March 27, 2021 compared to the three months ended March 28, 2020
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020	Change
Franchise royalties and fees	$7,927	$7,333	$594	8%
Company-operated store sales	114,067	87,740	26,327	30%
Supply and other revenue	6,157	4,624	1,533	33%
Total revenue	$128,151	$99,697	$28,454	29%
Segment Adjusted EBITDA	$40,440	$21,466	$18,974	88%

System-Wide Sales
Franchised stores	$163,817	$142,760	$21,057	15%
Company-operated stores	114,067	87,740	26,327	30%
Total System-Wide Sales	$277,884	$230,500	$47,384	21%
Store Count
Franchised stores	975	963	12	1%
Company-operated stores	495	468	27	6%
Total Store Count	1,470	1,431	39	3%
Same Store Sales %	16.5%	(2.8)%	N/A	N/A
Maintenance revenue increased $28 million for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020, driven by an increase in company-operated store sales from new store development and same store sales growth. Franchise royalties and fees increased by $1 million primarily due to the $21 million increase in system-wide sales year-over-year.

Maintenance Segment Adjusted EBITDA increased $19 million for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020, primarily due to revenue growth from increases in store count and same store sales. We have continued to utilize a more efficient labor model at company-operated locations, which continues to provide positive operating results despite the growth in company-operated store expenses from the additional locations.

Car Wash

(in thousands)	Three months ended March 27, 2021
Company-operated store sales	$57,048
Independently-operated store sales	56,163
Supply and other revenue	1,453
Total revenue	$114,664
Segment Adjusted EBITDA	$34,155

System-Wide Sales
Company-operated stores	$57,048
Independently-operated stores	56,163
Total System-Wide Sales	$113,211
Store Count
Company-operated stores	220
Independently-operated stores	734
Total Store Count	954

The Car Wash segment is comprised of our car wash sites throughout the United States, Europe and Australia. We established this operating segment in August 2020 from our acquisition of ICWG, which served as our entry point into the car wash market. Car Wash revenue and Segment Adjusted EBITDA were $115 million and $34 million, respectively, for the three months ended March 27, 2021. See Note 3 to the consolidated financial statements for additional information on these acquisitions.

Paint, Collision & Glass

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020	Change
Franchise royalties and fees	$17,309	$17,746	$(437)	(2)%
Company-operated store sales	11,930	5,846	6,084	104%
Supply and other revenue	14,652	15,354	(702)	(5)%
Total revenue	$43,891	$38,946	$4,945	13%
Segment Adjusted EBITDA	$17,639	$15,877	$1,762	11%

System-Wide Sales
Franchised stores	$530,503	$489,789	$40,714	8%
Company-operated stores	11,930	5,846	6,084	104%
Total System-Wide Sales	$542,433	$495,635	$46,798	9%
Store Count
Franchised stores	1,594	1,438	156	11%
Company-operated stores	33	25	8	32%
Total Store Count	1,627	1,463	164	11%
Same Store Sales %	(9.4)%	4.6%	N/A	N/A

Paint, Collision & Glass revenue increased $5 million for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020. This increase was driven by the addition of 156 franchised stores and a $41 million increase in franchised system-wide sales. While the acquisition of Fix Auto contributed $91 million and $9 million of system-sales and revenue, respectively, during the three months ended March 27, 2021, total revenue was adversely impacted by a (9.4)% decline in same store sales. This decline in same store sales was primarily due to fewer collisions, as the COVID-19 pandemic continued to suppress vehicle miles traveled, particularly in Canada where additional lockdown requirements have been issued.

Paint, Collision & Glass Segment Adjusted EBITDA increased $2 million for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020, as a result of additional Segment Adjusted EBITDA from the Fix Auto acquisition, partially offset by the decline in same store sales due to the impact of the COVID-19 pandemic.

Platform Services

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020	Change
Franchise royalties and fees	$5,178	$4,345	$833	19%
Company-operated store sales	983	1,978	(995)	(50)%
Supply and other revenue	28,435	25,835	2,600	10%
Total revenue	$34,596	$32,158	$2,438	8%
Segment Adjusted EBITDA	$11,008	$7,465	$3,543	47%

System-Wide Sales
Franchised stores	$68,373	$54,870	$13,503	25%
Company-operated stores	983	1,978	(995)	(50)%
Total System-Wide Sales	$69,356	$56,848	$12,508	22%
Store Count
Franchised stores	197	197	—	—%
Company-operated stores	1	1	—	—%
Total Store Count	198	198	—	—%
Same Store Sales %	22.0%	2.2%	N/A	N/A
Platform Services revenue increased $2 million for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020, due to same store sales growth at 1-800 Radiator and increased distribution volume growth from Spire Supply driven by continued Maintenance store count growth.
Platform Services Segment Adjusted EBITDA increased $4 million for the three months ended March 27, 2021, as compared to the three months ended March 28, 2020, primarily driven by a combination of revenue growth and efficient cost management in connection with additional lockdowns in Canada.
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

On January 14, 2021, we completed our IPO through which we issued and sold approximately 32 million shares of common stock at a price per share of $22. On February 10, 2021, we sold an additional 5 million shares pursuant to the underwriters’ exercise of their option to purchase additional shares. We received total proceeds of approximately $761 million from these transactions, net of the underwriting discounts and commissions. Upon closing of the IPO, we fully repaid $725 million related to the First Lien Term Loan, Second Lien Term Loan and the Revolving Debt Facility assumed in the ICWG Acquisition, including the related interest and fees. In addition, we recorded a $45 million loss on debt extinguishment primarily driven by the write off of unamortized discount. We also used $43 million in proceeds to purchase approximately 2 million shares of common stock from certain of our existing shareholders.
Driven Brands Funding, LLC (the “Master Issuer”), a wholly owned subsidiary of the Company, and Driven Brands Canada Funding Funding Corporation (along with the Master Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with the Securitization Senior Notes. As of March 27, 2021 and December 26, 2020, the Co-Issuers were in compliance with all covenants under its agreements.
The following table illustrates the main components of our cash flows:

	Three months ended
(in thousands)	March 27, 2021	March 28, 2020
Net cash provided by operating activities	$32,586	$5,883
Net cash used in investing activities	(4,508)	(17,147)
Net cash provided by (used in) financing activities	(29,871)	34,351
Effect of exchange rate changes on cash	650	3,850
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(1,143)	$26,937
Operating Activities
Net cash provided by operating activities was $33 million for the three months ended March 27, 2021 compared to $6 million for the three months ended March 28, 2020, primarily resulting from an increase in operating income that was partially offset by an increase in net working capital requirements.

Investing Activities
Net cash used in investing activities was $5 million for the three months ended March 27, 2021 compared to $17 million for the three months ended March 28, 2020. During the three months ended March 27, 2021, the Company received proceeds of $41 million from sale-leaseback transactions and proceeds of $4 million from the sale of company-operated stores. Proceeds from sale-leaseback transactions and from the sale of company-operated stores were offset by an increase in cash paid for acquisitions and capital expenditures during the three months ended March 27, 2021 as compared to the three months ended March 28, 2020. For the three months ended March 27, 2021, we invested $27 million in acquisitions, net of cash acquired, compared to $1 million for the three months ended March 28, 2020.
For the three months ended March 27, 2021, we invested $23 million in capital expenditures, compared to $16 million for the three months ended March 28, 2020. This increase is mostly due to planned expansion and growth of our Car Wash and Maintenance segments, as well as expenditures related to the maintenance of our existing store base and technology initiatives. Capital expenditures related to the maintenance of existing locations represented $4 million of the $23 million in total capital expenditures for the three months ended March 27, 2021, as compared to $1 million of the $16 million in total capital expenditures for the three months ended March 28, 2020.
Financing Activities
Net cash used in financing activities was $30 million for the three months ended March 27, 2021 compared to net cash provided by financing activities of $34 million for the three months ended March 28, 2020, primarily resulting from our repayment of the Car Wash Senior Credit Facilities, repurchases of our common stock, and the termination of our interest rate swaps. These were offset by the proceeds from our IPO and the underwriters’ exercise of their over-allotment option, net of underwriting discounts. See Note 1 to our condensed consolidated financial statements for additional information regarding our IPO.

Long-term Debt

Our long-term debt obligations consist of the following:

(in thousands)	March 27, 2021	December 26, 2020
Series 2018-1 Securitization Senior Notes, Class A-2	$266,750	$267,438
Series 2019-1 Securitization Senior Notes, Class A-2	293,250	294,000
Series 2019-2 Securitization Senior Notes, Class A-2	270,875	271,563
Series 2020-1 Securitization Senior Notes, Class A-2	173,688	174,125
Series 2020-2 Securitization Senior Notes, Class A-2	448,875	450,000
Car Wash First Lien Term Loan	—	528,858
Car Wash Second Lien Term Loan	—	175,000
Car Wash Revolving Credit Facility	—	18,000
Other debt (1)	25,729	26,763
Total debt	1,479,167	2,205,747
Less: unamortized discount	—	(46,030)
Less: debt issuance costs	(33,265)	(34,510)
Less: current portion of long-term debt	(17,142)	(22,988)
Total long-term debt, net	$1,428,760	$2,102,219
(1) Amount primarily consists of finance lease obligations.
On January 14, 2021, we completed an initial public offering and used the proceeds to fully repay the Car Wash Senior Credit Facilities. For further information about our long-term debt obligations, see Note 6 to the condensed consolidated financial statements.
Income Tax Receivable Agreement
We expect to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s initial public offering, which we therefore attribute to our existing shareholders. We expect that these tax benefits (i.e., the Pre-IPO and IPO-Related Tax Benefits) will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future. We have entered into an income tax receivable agreement which provides our Pre-IPO shareholders with the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that we and our subsidiaries actually realize as a result of the utilization of the Pre-IPO and IPO-Related Tax Benefits.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 of the condensed consolidated financial statements. Refer to our annual report for the year ended December 26, 2020 for a full discussion of our critical accounting policies. There have been no material changes to our critical accounting policies from those disclosed in our Form 10-K for the year ended December 26, 2020.

Application of New Accounting Standards
See Note 2 of the condensed consolidated financial statements for a discussion of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s annual report for the year ended December 27, 2020 for a complete discussion of the Company’s market risk. There have been no material changes in the Company’s market risk from those disclosed in the Company’s Form 10-K for the year ended December 27, 2020, other than the Company’s repayment of the Car Wash Senior Credit Facilities in January 2021 as well as the Company’s execution of the income tax receivable agreement in connection with the IPO. The repayment of debt and income tax receivable agreement impacted both the Company’s interest rate risk and foreign exchange risk. See Notes 1 and 6 to the condensed consolidated financial statements for additional details.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 27, 2021. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of March 27, 2021, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information
Item 1.    Legal Proceedings.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Driven Brands Holdings Inc. (incorporated by reference from Exhibit 3.1 to Driven Brands Holdings Inc.’s Form 10-K, filed March 24, 2021).
3.2	Amended and Restated Restated Bylaws of Driven Brands Holdings Inc. (incorporated by reference from Exhibit 3.2 to Driven Brands Holdings Inc.’s Form 10-K, filed March 24, 2021).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 11, 2021

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

By:	/s/ Tiffany Mason
Name:	Tiffany Mason
Title:	Executive Vice President and Chief Financial Officer