Form 10-Q
period 2021-06-26
Driven Brands Holdings Inc.
filed 2021-08-09
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
OR
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

As of August 4, 2021, the Registrant had 167,369,010 shares of Common Stock outstanding.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
(in thousands, except per share amounts)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Revenue:
Franchise royalties and fees	$37,873	$28,282	$68,287	$57,694
Company-operated store sales	206,198	87,660	390,053	182,551
Independently-operated store sales	56,379	—	112,542	—
Advertising fund contributions	19,648	12,619	36,903	27,502
Supply and other revenue	54,730	39,262	96,462	80,183
Total revenue	374,828	167,823	704,247	347,930
Operating expenses:
Company-operated store expenses	123,820	53,373	236,575	116,665
Independently-operated store expenses	30,792	—	61,900	—
Advertising fund expenses	19,648	12,619	36,903	27,502
Supply and other expenses	29,598	21,295	52,087	44,354
Selling, general and administrative expenses	77,935	45,456	146,984	96,521
Acquisition costs	389	1,016	2,038	1,211
Store opening costs	405	627	694	1,802
Depreciation and amortization	26,423	8,636	50,275	16,435
Asset impairment charges	2,178	3,499	3,431	6,411
Total operating expenses	311,188	146,521	590,887	310,901
Operating income	63,640	21,302	113,360	37,029
Other expenses, net:
Interest expense, net	16,612	17,863	34,702	35,379
(Gain) / loss on foreign currency transactions, net	(5,229)	(1,194)	5,282	2,285
Loss on debt extinguishment	78	—	45,576	—
Total other expenses, net	11,461	16,669	85,560	37,664
Net income (loss) before taxes	52,179	4,633	27,800	(635)
Income tax expense	17,011	1,542	12,565	221
Net income (loss)	35,168	3,091	15,235	(856)
Net (loss) income attributable to non-controlling interests	(36)	33	(30)	(66)
Net income (loss) attributable to Driven Brands Holdings Inc.	$35,204	$3,058	$15,265	$(790)

Earnings (loss) per share(1):
Basic	$0.21	$0.03	$0.09	$(0.01)
Diluted	$0.21	$0.03	$0.09	$(0.01)
Weighted average shares outstanding(1):
Basic	162,626	88,990	158,727	88,990
Diluted	166,512	88,990	162,271	88,990
(1) Shares and earnings (loss) per share for 2020 have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended		Six months ended
(in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income (loss)	$35,168	$3,091	$15,235	$(856)
Other comprehensive income (loss):
Foreign currency translation adjustment	11,411	4,521	2,168	(11,246)
Unrealized gain from cash flow hedges, net of tax	—	—	30	—
Actuarial gain of defined benefit pension plan, net of tax	—	—	128	—
Other comprehensive income (loss), net	11,411	4,521	2,326	(11,246)
Total comprehensive income (loss)	46,579	7,612	17,561	(12,102)
Comprehensive income (loss) attributable to non-controlling interests	(1)	8	39	(131)
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$46,580	$7,604	$17,522	$(11,971)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	June 26, 2021 (Unaudited)	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$147,257	$172,611
Restricted cash	159	15,827
Accounts and notes receivable, net	106,846	84,805
Inventory	41,899	43,039
Prepaid and other assets	28,166	25,070
Income tax receivable	1,038	3,055
Advertising fund assets, restricted	40,084	29,276
Assets held for sale	990	—
Total current assets	366,439	373,683
Notes receivable, net	3,594	3,828
Property and equipment, net	938,194	827,392
Operating lease right-of-use assets	906,066	884,927
Deferred commissions	9,508	8,661
Intangibles, net	827,357	829,308
Goodwill	1,768,244	1,727,351
Total assets	$4,819,402	$4,655,150
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$79,238	$67,802
Accrued expenses and other liabilities	198,939	190,867
Income tax payable	3,644	3,513
Current portion of long term debt	17,793	22,988
Advertising fund liabilities	32,047	20,276
Total current liabilities	331,661	305,446
Long-term debt, net	1,503,957	2,102,219
Deferred tax liability	253,507	249,043
Operating lease liabilities	844,809	818,001
Income tax receivable liability	155,970	—
Deferred revenue	23,837	20,757
Long-term accrued expenses and other liabilities	33,719	53,324
Total liabilities	3,147,460	3,548,790
Common stock, $0.01 par value, 900 million shares authorized at June 26, 2021 and December 26, 2020, respectively; 167 million and 89 million shares issued and outstanding at June 26, 2021 and December 26, 2020, respectively(1)	1,674	565
Additional paid-in capital	1,603,095	1,055,172
Retained earnings	47,240	31,975
Accumulated other comprehensive income	18,854	16,528
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	1,670,863	1,104,240
Non-controlling interests	1,079	2,120
Total shareholders' equity	1,671,942	1,106,360
Total liabilities and shareholders' equity	$4,819,402	$4,655,150
(1) Common stock at December 26, 2020 has been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY (Unaudited)

in thousands	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders'/members' equity
Balance as of December 26, 2020	$565	$1,055,172	$31,975	$16,528	$2,120	$1,106,360
Net income (loss)	—	—	(19,939)	—	7	(19,932)
Other comprehensive income (loss)	—	—	—	(9,085)	—	(9,085)
Equity-based compensation expense	—	983	—	—	—	983
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	1,082	660,418	—	—	—	661,500
Common stock issued upon underwriter's exercise of over-allotment	48	99,177	—	—	—	99,225
Repurchase of common stock	(21)	(42,956)	—	—	—	(42,977)
Exercise of stock options	—	25	—	—	—	25
Establishment of income tax receivable liability	—	(155,970)	—	—	—	(155,970)
IPO fees	—	(14,757)	—	—	—	(14,757)
Other	—	—	—	—	(63)	(63)
Balance as of March 27, 2021	$1,674	$1,602,092	$12,036	$7,443	$2,064	$1,625,309
Net income (loss)			35,204		(36)	35,168
Other comprehensive income (loss)				11,412	(1)	11,411
Equity-based compensation expense		1,028				1,028
At Pac divestiture					(948)	(948)
Other		(25)		(1)		(26)
Balance at June 26, 2021	$1,674	$1,603,095	$47,240	$18,854	$1,079	$1,671,942

Balance as of December 28, 2019	565	242,240	41,983	3,626	1,464	289,878
Cumulative effect of ASU 2016-02 adoption	—	—	(4,012)	—	—	(4,012)
Cumulative effect of ASU 2016-13 adoption	—	—	(1,797)	—	—	(1,797)
Balance as of December 29, 2019	565	242,240	36,174	3,626	1,464	284,069
Net income (loss)	—	—	(790)	—	(66)	(856)
Other comprehensive income (loss)	—	—	—	(11,115)	(131)	(11,246)
Equity-based compensation expense	—	690	—	—	—	690
Balance at June 27, 2020	$565	$242,930	$35,384	$(7,489)	$1,267	$272,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
(in thousands)	June 26, 2021	June 27, 2020
Net income (loss)	$15,235	$(856)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,275	16,435
Non-cash lease cost	37,938	17,412
Gain on foreign denominated transactions	5,707	2,285
Loss on derivatives not designed as hedges	(425)	—
Bad debt expense	1,739	4,351
Asset impairment costs	3,431	6,411
Amortization of deferred financing costs and bond discounts	3,619	2,573
Benefit (provision) for deferred income taxes	4,742	(1,471)
Loss on extinguishment of debt	45,576	—
Other, net	1,375	1,365
Changes in assets and liabilities:
Accounts and notes receivable, net	(24,174)	(26,134)
Inventory	(396)	(577)
Prepaid and other assets	(20,885)	(9,665)
Advertising fund assets and liabilities, restricted	12,548	3,835
Deferred commissions	(809)	(1,614)
Deferred revenue	2,994	(2,780)
Accounts payable	3,860	11,696
Accrued expenses and other liabilities	9,707	349
Income tax receivable	3,665	4,051
Operating lease liabilities	(31,034)	(14,109)
Cash provided by operating activities	124,688	13,557
Cash flows from investing activities:
Capital expenditures	(46,222)	(24,920)
Cash used in business acquisitions, net of cash acquired	(205,556)	(28,490)
Proceeds from sale-leaseback transactions	49,166	—
Proceeds from sale of company-operated stores	5,775	—
Cash used in investing activities	(196,837)	(53,410)
Cash flows from financing activities:
Payment of contingent consideration related to acquisitions	—	(1,783)
Payment of debt extinguishment and issuance costs	(2,408)	(2,421)
Repayment of long-term debt	(712,649)	(12,809)
Proceeds from revolving lines of credit and short-term debt	213,800	79,501
Repayments of revolving lines of credit and short-term debt	(152,800)	—
Repayment of principal portion of finance lease liability	(1,127)	(117)
Proceeds from initial public offering, net of underwriting discounts	661,500	—
Net proceeds from underwriters' exercise of over-allotment option	99,225	—
Repurchases of common stock	(43,040)	—
Payment for termination of interest rate swaps	(21,826)	—
Other, net	152	—
Cash provided by financing activities	40,827	62,371
Effect of exchange rate changes on cash	1,813	(337)
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(29,509)	22,181

Cash and cash equivalents, beginning of period	172,611	34,935
Cash included in advertising fund assets, restricted, beginning of period	19,369	23,091
Restricted cash, beginning of period	15,827	—
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	207,807	58,026
Cash and cash equivalents, end of period	147,257	67,617
Cash included in advertising fund assets, restricted, end of period	30,882	12,590
Restricted cash, end of period	159	—
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$178,298	$80,207

Supplemental cash flow disclosures - non-cash items:
Accrued capital expenditures	$5,772	$2,434
Supplemental cash flow disclosures - cash paid for:
Interest	$38,966	$32,517
Income taxes	5,531	649

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc., together with its subsidiaries (collectively, the “Company”), is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,300 franchised, independently-operated, and company-operated locations across 49 U.S. states and 14 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, and 1-800-Radiator & A/C® that compete in the automotive services industry. Approximately 82% of the Company’s locations are franchised or independently-operated.

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

The Company used the proceeds from the IPO, along with cash on hand, to fully repay the First Lien Term Loan, Second Lien Term Loan, and revolving credit facility assumed as part of the acquisition of International Car Wash Group (“ICWG”) in 2020 (collectively, the “Car Wash Senior Credit Facilities”), which totaled $725 million with interest and fees. The Company recognized a $46 million loss on debt extinguishment related to this settlement, primarily related to the write-off of unamortized discount. The Company cancelled the interest rate and cross currency swaps associated with these debt agreements as part of the settlement. The Company also used $43 million in proceeds to purchase approximately 2 million shares of common stock from certain of our existing shareholders.

Income Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into an income tax receivable agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that the Company will actually realize. The income tax receivable agreement is effective as of the date of the Company’s IPO, and the Company has recorded a liability of $156 million as of June 26, 2021, which is recorded under long-term liabilities as the income tax receivable liability on the condensed consolidated balance sheet.

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

Note 2— Summary of Significant Accounting Policies

Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three and six months ended June 26, 2021 and June 27, 2020, each consist of 13 and 26 weeks, respectively.

In August 2020, the Company acquired ICWG, which is currently consolidated based on a calendar month that ended on June 30, 2021. See Note 3 for additional discussion regarding the acquisition of ICWG.

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

Certain amounts in the 2020 condensed consolidated financial statements have been reclassified to conform to the 2021 presentation. In the Company's consolidated statements of operations, $1 million and $2 million for the three and six months ended June 27, 2020, respectively, of franchise royalties and fees within the Platform Services segment has been reclassified to supply and other revenue to conform to the current year presentation.

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 26, 2020. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 26, 2021 may not be indicative of the results to be expected for any other interim period or the year ending December 25, 2021.

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

Deferred IPO costs
Costs incurred that are directly related to the IPO, such as legal and accounting fees, registration fees, printing expenses, and other similar fees and expenses, totaling $9 million were capitalized and included within prepaid and other assets as of December 26, 2020. Upon completion of the IPO, the Company reclassified these costs, as well as an additional $6 million of IPO costs incurred during the six months ended June 26, 2021, to additional paid-in-capital.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 26, 2021 and December 26, 2020 are summarized as follows:

Items Measured at Fair Value at June 26, 2021
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$980	$—	$980

Derivative liabilities	$—	$(3,098)	$(3,098)

Items Measured at Fair Value at December 26, 2020
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$704	$—	$704
Derivative assets not designated as hedging instruments	—	227	227
Total assets measured at fair value on a recurring basis	$704	$227	$931

Derivative liabilities designated as hedging instruments	$—	$(9,561)	$(9,561)
Derivative liabilities not designated as hedging instruments	—	(12,197)	(12,197)
Total derivative liabilities	$—	$(21,758)	$(21,758)

The fair value of the Company’s derivative instruments are derived from valuation models, which use observable inputs such as quoted market prices, interest rates and forward yield curves.

The carrying value and estimated fair value of total long-term debt were as follows:

	June 26, 2021		December 26, 2020
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$1,521,750	$1,589,090	$2,125,207	$2,169,597

Accumulated Other Comprehensive Income (Loss)
The following tables present changes, net of tax, in each component of accumulated other comprehensive income (loss).

	Three months ended June 26, 2021
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income
Balance at March 27, 2021	$7,591	$(57)	$(91)	$7,443
Net change	11,411	—	—	11,411
Balance at June 26, 2021	$19,002	$(57)	$(91)	$18,854

	Three months ended June 27, 2020
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance at March 28, 2020	$(12,141)	$—	$—	$(12,141)
Net change	4,652	—	—	4,652
Balance at June 27, 2020	$(7,489)	$—	$—	$(7,489)

	Six months ended June 26, 2021
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income
Balance at December 26, 2020	$16,834	$(87)	$(219)	$16,528
Net change	2,168	30	128	2,326
Balance at June 26, 2021	$19,002	$(57)	$(91)	$18,854

	Six months ended June 27, 2020
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance at December 28, 2019	$3,626	$—	$—	$3,626
Net change	(11,115)	—	—	(11,115)
Balance at June 27, 2020	$(7,489)	$—	$—	$(7,489)

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
Note 3—Acquisitions and Dispositions
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

2021 Acquisitions

During the six months ended June 26, 2021, the Company completed 13 acquisitions in the Car Wash segment, representing 30 car wash sites, each individually immaterial (the “2021 Car Wash Acquisitions”). The aggregate cash consideration paid for these acquisitions, net of cash acquired and liabilities assumed, was approximately $200 million.

A preliminary estimate of assets acquired and liabilities assumed for the 2021 Car Wash Acquisitions is as follows:

(in thousands)
Assets:
Cash	$63
Right of use assets	2,611
Prepaid rent	16
Land and improvements	23,125
Building	104,725
Equipment	22,526
Net deferred tax assets	648
Assets held for sale	990
Assets acquired	154,704
Liabilities:
Prepaid liability	227
Deferred revenue	46
Lease liability	2,595
Liabilities assumed	2,868
Net assets acquired	151,836
Total consideration	199,971
Goodwill	$48,135

We also acquired separately identifiable intangible assets which are not presented above until the valuation is finalized. All goodwill was allocated to the Car Wash segment and all is deductible for income tax purposes.

In addition, during the six months ended June 26, 2021, the Company completed the acquisition of three maintenance sites, each individually immaterial, which are included within the Company’s Maintenance segment (the “2021 Maintenance Acquisitions”). The aggregate cash consideration paid for these acquisitions, net of cash acquired and liabilities assumed, was $6 million.

A preliminary estimate of assets acquired and liabilities assumed for the 2021 Maintenance Acquisitions is as follows:

(in thousands)
Assets:
Land and improvements	$575
Building	725
Equipment	700
Construction in progress	3,511
Assets acquired	5,511
Liabilities:
Lease liability	20
Liabilities assumed	20
Net assets acquired	5,491
Total consideration	5,637
Goodwill	$146

2021 Dispositions
On April 27, 2021, the Company disposed of its 70% owned subsidiary, At-Pac Auto Parts Inc., for consideration of $2 million. A loss of less than $1 million was recognized within selling, general, and administrative expenses during the three and six months ended June 26, 2021 as a result of the sale. In addition, noncontrolling interest of $1 million was derecognized.

2020 Acquisitions

Acquisition of International Car Wash Group
On August 3, 2020, the Company completed the acquisition of Shine Holdco (UK) Limited, the holding company of ICWG, to expand on its service offerings by entering into the car wash business (the “ICWG Acquisition”). The ICWG Acquisition resulted in the Company acquiring 940 car wash centers in 14 countries across the United States, Europe, and Australia. The following table presents an updated estimate of the purchase price allocation for the ICWG Acquisition:

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

The valuation for the acquisitions requires significant estimates and assumptions. The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for the acquisitions. There were no measurement period changes related to Fix Auto and the 2020 Car Wash Acquisitions during the six months ended June 26, 2021.
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
Capitalized costs to obtain a contract as of June 26, 2021 and December 26, 2020 were $10 million and $9 million, respectively, and are presented within deferred commissions on the condensed consolidated balance sheets. The Company recognized an immaterial amount of costs during the three and six months ended June 26, 2021 and June 27, 2020, respectively, that were recorded as a contract asset at the beginning of the period.
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $24 million and $21 million as of June 26, 2021 and December 26, 2020, respectively, which are presented within deferred revenue on the condensed consolidated balance sheets. The Company recorded an immaterial amount of revenue during the three and six months ended June 26, 2021 and June 27, 2020, respectively, that was recorded as a contract liability as of the beginning of the period.
Note 5—Segment Information
The Company’s worldwide operations are comprised of the following reportable segments: Maintenance; Car Wash; Paint, Collision & Glass; and Platform Services. The Car Wash segment was formed in connection with the acquisition of ICWG in August 2020.

In addition to the reportable segments, the Company’s consolidated financial results include “Corporate and Other” activity. Corporate and Other incurs costs related to advertising fund revenues and expenses and shared service costs, which are related to finance, IT, human resources, legal, supply chain and other support services. Corporate and Other activity includes the adjustments necessary to eliminate intercompany transactions, namely sales by the Platform Services segment to the Paint, Collision & Glass and Maintenance segments, respectively.

Segment results for the three and six months ended June 26, 2021 and June 27, 2020 are as follows:

	Three months ended June 26, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$9,090	$—	$19,988	$8,795	$—	$37,873
Company-operated store sales	126,107	65,705	13,019	1,463	(96)	206,198
Independently-operated store sales	—	56,379	—	—	—	56,379
Advertising fund contributions	—	—	—	—	19,648	19,648
Supply and other revenue	9,813	1,831	17,567	34,583	(9,064)	54,730
Total revenue	$145,010	$123,915	$50,574	$44,841	$10,488	$374,828
Segment Adjusted EBITDA	$44,561	$43,069	$21,856	$17,602	$(25,845)	$101,243

	Three months ended June 27, 2020
(in thousands)	Maintenance	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$6,724	$15,239	$6,433	$(114)	$28,282
Company-operated store sales	79,504	6,211	1,356	589	87,660
Advertising fund contributions	—	—	—	12,619	12,619
Supply and other revenue	5,286	13,652	26,979	(6,655)	39,262
Total revenue	$91,514	$35,102	$34,768	$6,439	$167,823
Segment Adjusted EBITDA	$26,339	$11,011	$15,969	$(12,710)	$40,609

	Six months ended June 26, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$17,016	$—	$37,298	$13,973	$—	$68,287
Company-operated store sales	240,174	122,753	24,949	2,446	(269)	390,053
Independently-operated store sales	—	112,542	—	—	—	112,542
Advertising fund contributions	—	—	—	—	36,903	36,903
Supply and other revenue	15,970	3,284	32,219	63,018	(18,029)	96,462
Total revenue	$273,160	$238,579	$94,466	$79,437	$18,605	$704,247
Segment Adjusted EBITDA	$85,001	$77,224	$39,495	$28,610	$(50,864)	$179,466

	Six months ended June 27, 2020
(in thousands)	Maintenance	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$14,057	$32,985	$10,778	$(126)	$57,694
Company-operated store sales	167,244	12,057	3,334	(84)	182,551
Advertising fund contributions	—	—	—	27,502	27,502
Supply and other revenue	9,910	29,006	52,814	(11,547)	80,183
Total revenue	$191,211	$74,048	$66,926	$15,745	$347,930
Segment Adjusted EBITDA	$47,805	$26,888	$23,434	$(25,756)	$72,371

The reconciliations of Segment Adjusted EBITDA to loss before taxes for the three and six months ended June 26, 2021 and June 27, 2020 are as follows:

	Three months ended		Six months ended
(in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Income (loss) before taxes	$52,179	$4,633	$27,800	$(635)
Depreciation and amortization	26,423	8,636	50,275	16,435
Interest expense, net	16,612	17,863	34,702	35,379
Acquisition related costs(a)	389	1,016	2,038	1,211
Non-core items and project costs, net(b)	2,522	509	2,553	1,764
Store opening costs	405	627	694	1,802
Sponsor management fees(c)	—	539	—	1,079
Straight-line rent adjustment(d)	3,358	1,787	5,843	2,639
Equity-based compensation expense(e)	1,028	791	2,011	690
Foreign currency transaction (gain) / loss, net(f)	(5,229)	(1,194)	5,282	2,285
Bad debt expense	—	2,842	—	2,842
Asset impairment and closed store expenses(g)	3,478	2,560	2,692	6,880
Loss on debt extinguishment(h)	78	—	45,576	—
Segment Adjusted EBITDA	$101,243	$40,609	$179,466	$72,371

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
(f)Represents foreign currency transaction net gains and losses primarily related to the remeasurement of our intercompany loans.
(g)Represents non-cash charges incurred related to the impairment of certain fixed assets and lease exit costs and other costs associated with stores that were closed prior to their respective lease terminations dates.
(h)Represents the write-off of unamortized discount associated with the repayment of the Car Wash Senior Credit Facilities.

Note 6—Long-Term Debt
Our long-term debt obligations consist of the following:

(in thousands)	June 26, 2021	December 26, 2020
Series 2018-1 Securitization Senior Notes, Class A-2	$266,063	$267,438
Series 2019-1 Securitization Senior Notes, Class A-2	292,500	294,000
Series 2019-2 Securitization Senior Notes, Class A-2	270,188	271,563
Series 2020-1 Securitization Senior Notes, Class A-2	173,250	174,125
Series 2020-2 Securitization Senior Notes, Class A-2	447,750	450,000
Car Wash First Lien Term Loan	—	528,858
Car Wash Second Lien Term Loan	—	175,000
Car Wash Revolving Credit Facility	—	18,000
Driven Holdings Revolving Credit Facility	79,000	—
Other debt (a)	27,424	26,763
Total debt	1,556,175	2,205,747
Less: unamortized discount	—	(46,030)
Less: debt issuance costs	(34,425)	(34,510)
Less: current portion of long-term debt	(17,793)	(22,988)
Total long-term debt, net	$1,503,957	$2,102,219
(a)Amount primarily consists of finance lease obligations.

As discussed in Note 1, the Company used the proceeds from the IPO, along with cash on hand, to fully repay the Car Wash Senior Credit Facilities, which totaled $725 million with interest and fees. The Company incurred a $46 million loss on debt extinguishment, related primarily to the write-off of unamortized discount, during the six months ended June 26, 2021.

Driven Holdings Revolving Credit Facility

In May 2021, the Company entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (“Driven Holdings Revolving Credit Facility”), which provides for an aggregate principal amount of up to $300 million, and has a maturity date of May 27, 2026. Eurocurrency borrowings incur interest at an adjusted London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 1.50%, which may increase to 1.75% based on the Net First Lien Leverage Ratio under the Driven Holdings Revolving Credit Facility. The Driven Holdings Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.

As of June 26, 2021, there was $79 million outstanding on the Driven Holdings Revolving Credit Facility, with immaterial accrued interest at quarter-end.

The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of June 26, 2021, the Company and its subsidiaries were in compliance with all covenants.

Note 7—Leases
The following table details our total investment in operating and finance leases where the Company is the lessee:

(in thousands)	June 26, 2021	December 26, 2020
Right-of-use assets
Finance leases (a)	$9,576	$14,211
Operating leases	906,066	884,927
Total right-of-use assets	$915,642	$899,138

Current lease liabilities
Finance leases (b)	$2,341	$2,149
Operating leases (c)	59,999	60,095
Total current lease liabilities	$62,340	$62,244

Long-term lease liabilities
Finance leases (d)	$17,303	$16,726
Operating leases	844,809	818,001
Total long-term lease liabilities	$862,112	$834,727
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

The lease cost for operating and finance leases recognized in the condensed consolidated statement of operations for the three and six months ended June 26, 2021 and June 27, 2020 were as follows:

	Three months ended		Six months ended
(in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Finance lease expense:
Amortization of right-of-use assets	$365	$147	$717	$285
Interest on lease liabilities	220	107	436	212
Operating lease expense	28,669	12,515	56,480	25,306
Short-term lease expense	593	67	1,235	133
Variable lease expense	226	145	487	289
Total lease expense, net	$30,073	$12,981	$59,355	$26,225
The Company also subleases certain facilities to franchisees and recognized $2 million, $4 million, $1 million, and $3 million in sublease revenue during the three and six months ended June 26, 2021 and June 27, 2020, respectively, as a component of supply and other revenue on the condensed consolidated statements of operations.

During the six months ended June 26, 2021, the Company sold 13 car wash properties in various locations throughout the United States for a total of $49 million, resulting in a net gain of $2 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms ranging from 17 to 20 years and provide the Company with the option to extend the lease for up to 20 additional years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $47 million and $44 million, respectively, related to these lease arrangements.

The weighted average remaining lease term as of June 26, 2021 was 10.8 years for finance leases and 14.9 years for operating leases. The weighted average discount rate as of June 26, 2021 was 5.81% for finance leases and 4.82% for operating leases.
Supplemental cash flow information related to the Company’s lease arrangements for the six months ended June 26, 2021 and June 27, 2020, respectively, was as follows:

	Six months ended
(in thousands)	June 26, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$52,273	$21,324
Operating cash flows used in finance leases	436	204
Financing cash flows used in (for) finance leases	641	8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$54,235	$337,972
Finance leases	623	5,375
Note 8—Share-based Compensation

On January 6, 2021, the Company’s Board of Directors approved the 2021 Omnibus Incentive Plan (the “Plan”) and effective January 14, 2021, the Company’s shareholders adopted and approved the Plan. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing to current and prospective employees and directors of, and consultants and advisors to, the Company and its affiliates. The maximum number of shares of common stock available for issuance under the Plan is 12,533,984 shares. In conjunction with the closing of the IPO, our Board granted awards under the Plan to certain of our employees, representing an aggregate of 5,582,522 shares of common stock. At June 26, 2021, 6,995,134 shares of common stock were reserved for additional grants under the Plan.

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

The Company calculated the fair value of these performance-based restricted stock awards on the modification date and determined the fair value of these awards increased to $66 million as a result of modification. In addition, the grant date fair value of the performance-based IPO Options was $26 million. The fair value of the performance-based restricted stock awards and performance-based IPO Options was determined by using a Monte Carlo simulation, using the following assumptions: (i) an expected term of 4.96 years, (ii) an expected volatility of 40.6%, (iii) a risk-free interest rate of 0.48%, and (iv) no expected dividends.

There was approximately $6 million of unrecognized compensation expense related to the time-based restricted stock awards and time-based IPO Options at June 26, 2021, which is expected to be recognized over a weighted-average vesting period of 3.60 years. For the three and six months ended June 26, 2021 and June 27, 2020, less than $1 million of compensation expense was recognized in both periods for the time-based restricted stock awards and time-based IPO Options.

There was approximately $91 million of unrecognized compensation expense related to the performance-based restricted stock awards and performance-based IPO Options at June 26, 2021. For the three and six months ended June 26, 2021 and June 27, 2020, no compensation cost was recognized for the performance-based restricted stock awards and performance-based IPO Options given that none of the performance criteria were met or probable. Once the performance conditions are deemed probable, the Company will recognize compensation cost equal to the portion of the requisite service period that has elapsed. Certain former employees continued to hold performance-based awards after the IPO.

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

At June 26, 2021, there was approximately $1 million of total unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a weighted-average vesting period of 2.56 years, and there was approximately $3 million of total unrecognized compensation cost related to the unvested PSUs, which is expected to be recognized through December 30, 2023.

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

On January 6, 2021, the Company’s Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”) and effective January 14, 2021, the Company’s shareholders adopted and approved the ESPP. The ESPP provides employees of the Company with an opportunity to purchase the Company’s common stock at a discount, subject to certain limitations set forth in the ESPP. The ESPP authorized the issuance of 1,790,569 shares of the Company’s common stock. The initial offering period is one year. As of June 26, 2021, there were no shares of common stock purchased under the ESPP.

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

The Company recorded $1 million and $2 million of share-based compensation expense during the three and six months ended June 26, 2021, respectively, within selling, general and administrative expenses on the condensed consolidated statements of operations. Share-based compensation expense for the three and six months ended June 27, 2020 was less than $1 million in each period.

Note 9—Earnings per share

The Company calculates basic and diluted earnings (loss) per share using the two-class method. The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to common shareholders:

	Three months ended		Six months ended
(in thousands, except per share amounts)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Basic earnings (loss) per share:
Net income (loss) attributable to Driven Brands Holdings Inc.	$35,204	3,058	15,265	(790)
Less: Net income attributable to participating securities, basic	755	—	337	—
Net income (loss) after participating securities, basic	34,449	3,058	14,928	(790)
Weighted-average common shares outstanding	162,626	88,990	158,727	88,990
Basic earnings (loss) per share	$0.21	$0.03	$0.09	$(0.01)
Diluted earnings (loss) per share:
Net income (loss) attributable to Driven Brands Holdings Inc.	35,204	3,058	15,265	(790)
Less: Net income attributable to participating securities, diluted	673	—	300	—
Net income (loss) after participating securities, diluted	34,531	3,058	14,965	(790)
Weighted-average common shares outstanding	162,626	88,990	158,727	88,990
Dilutive effect of share-based awards	3,886	—	3,544	—
Weighted-average common shares outstanding, as adjusted	166,512	88,990	162,271	88,990
Diluted earnings (loss) per share	$0.21	$0.03	$0.09	$(0.01)

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Driven Brands Holdings Inc. by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the six months ended June 27, 2020, the number of shares used to calculate diluted loss per share is the same as the number of shares used to calculate basic loss per share because the potentially dilutive shares, if any, would have been antidilutive if included. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights.

The following securities were not included in the computation of diluted shares outstanding for the three and six months ended June 26, 2021 because the effect would be antidilutive:

(in thousands)	Number of securities
Performance stock units	127

Note 10—Related-Party Transactions

The Company had management advisory services agreements with Roark Capital Management, LLC (“Roark”), an affiliated entity, which provided that the Company pay an annual advisory services fee to Roark. The Company and Roark terminated all advisory services agreements in January 2021 in connection with the Company’s initial public offering. The Company paid $1 million under these service agreements during both the three and six months ended June 27, 2020.

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
Note 12—Subsequent Events

On July 14, 2021, the Company acquired 18 Frank’s Car Wash Express car wash sites. The aggregate cash consideration paid for this acquisition, net of cash acquired and liabilities assumed, was $106 million. The initial accounting for this acquisition is incomplete, and therefore the Company is unable to disclose certain information required by ASC 805 Business Combinations, including the provisional amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed and goodwill.

During July 2021, the Company drew an incremental $123 million on the Revolving Credit Facility, consisting of draws totaling $173 million and repayment of $50 million. These funds were primarily used for acquiring locations, including Frank’s Car Wash Express car wash sites.

On August 2, 2021, the Company filed a Registration Statement on Form S-1 for a secondary offering of approximately 12 million shares of common stock at $29.50 per share by certain of the Company’s stockholders, Driven Equity LLC and RC IV Cayman ICW Holdings LLC, each of which is a related party of Roark Capital Management, LLC. The Company did not sell any common stock in the offering and did not receive any proceeds from the offering.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our condensed consolidated financial statements and the related notes to our condensed consolidated financial statements included elsewhere in this quarterly report. On August 3, 2020, the Company completed the ICWG Acquisition (the “ICWG Acquisition Date”). The Company’s results of operations for the three and six months ended June 26, 2021 include the operations of ICWG. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to ICWG for the three and six months ended June 27, 2020, which is prior to the ICWG Acquisition Date. We operate on a 52/53-week fiscal year, which ends on the last Saturday in December. The three months ended June 26, 2021 and June 27, 2020 were both 13 week periods. The six months ended June 26, 2021 and June 27, 2020 were both 26 week periods.
Overview of Operations
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,300 locations across 49 U.S. states and 14 other countries. Our scaled, diversified platform fulfills an extensive range of core consumer and commercial automotive needs, including paint, collision, glass, repair, car wash, oil change and maintenance. Driven Brands provides a breadth of high-quality and high-frequency services to a wide range of customers, who rely on their cars in all economic environments to get to work and in many other aspects of their daily lives. Our asset-light business model has generated consistent recurring revenue and strong operating margins with limited maintenance capital expenditures, which has resulted in significant cash flow generation and capital-efficient growth.

We have a diversified portfolio of highly-recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, and 1-800-Radiator & A/C® that compete in the large, growing, recession-resistant and highly-fragmented automotive care industry. Our U.S. industry is underpinned by a large, growing population of more than 275 million vehicles in operation, and is expected to continue its long-term growth trajectory given (i) long-term increases in annual miles traveled; (ii) consumers more frequently outsourcing automotive services due to vehicle complexity; (iii) increases in average repair costs and (iv) average age of the car on the road getting older. During the three and six months ended June 26, 2021, our network generated $375 million and $704 million in revenue from $1.2 billion and $2.2 billion in system-wide sales, respectively. We serve a diverse mix of customers, with sales coming from retail customers and commercial customers such as fleet operators and insurance carriers. Our success is driven in large part by our mutually beneficial relationships with more than 2,800 individual franchisees and independent operators.

Our organic growth is complemented by a consistent and repeatable M&A strategy, having completed more than 70 acquisitions since 2015. Notably, in August 2020 we acquired ICWG, the world’s largest conveyor car wash company by location count with more than 900 locations across 14 countries, demonstrating our continued ability to pursue and execute upon scalable and highly strategic acquisitions.
Significant Factors Impacting Financial Results
During the second half of fiscal year 2020 and the first half of fiscal year 2021, we completed the acquisition of ICWG and tuck-in acquisitions of other independently-owned car wash sites, which launched our entry into the car wash market and created a new operating and reportable segment. During the second quarter of fiscal year 2020, we completed the acquisition of Fix Auto, which is included in our Paint, Collision & Glass segment. During fiscal year 2020 and the first half of fiscal year 2021, we also completed tuck-in acquisitions of several independently-owned oil change shops, which are included in our Maintenance segment. These acquisitions were a core driver of growth in our key performance indicators and our financial results for the three and six months ended June 26, 2021, as compared to the three and six months ended June 27, 2020. For additional information on our acquisitions, see Note 3 to the condensed consolidated financial statements.

For the three months ended June 26, 2021, we recognized net income of $35 million, or $0.21 per diluted share, compared to net income of $3 million, or $0.03 per diluted share, for the three months ended June 27, 2020. This increase was primarily due to an increase in revenue, primarily related to the acquisition of ICWG and additional tuck-in acquisitions in 2021, as well as organic growth from store growth and same store sales growth, partially offset by an increase in operating expenses and income tax expense related to this growth. Adjusted Net Income increased $29 million for the three months ended June 26, 2021 to $42 million, compared to $13 million for the three months ended June 27, 2020. The increase in Adjusted Net Income was primarily due to an increase in revenue, primarily related to the acquisition of ICWG and additional tuck-in acquisitions, as well as organic growth from store growth and same store sales growth, partially offset by an increase in operating expenses and income tax expense related to this growth. See Note 3 to our condensed consolidated financial statements for additional information regarding acquisitions. Adjusted EBITDA was $101 million for the three months ended June 26, 2021, an increase of $61 million, compared to Adjusted EBITDA of $40 million for the three months ended June 27, 2020. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of performance. For a discussion of our use of these non-GAAP measures and a reconciliation from net income (loss) to Adjusted Net Income and Adjusted EBITDA, see “Reconciliation of Non-GAAP Financial Information”.

For the six months ended June 26, 2021, we recognized net income of $15 million, or $0.09 per diluted share, compared to a net loss of $1 million, or $(0.01) per diluted share, for the six months ended June 27, 2020. The increase was primarily due to an increase in revenue, primarily related to the acquisition of ICWG and additional tuck-in acquisitions, as well as organic growth from store growth and same store sales growth, partially offset by an increase in operating expenses and income tax expense related to this growth. This was also partially offset by a $46 million loss on debt extinguishment related to the write-off of unamortized discount associated with the early termination of the Car Wash Senior Credit Facilities and a $3 million increase in net loss on foreign currency transactions. Adjusted Net Income increased $52 million for the six months ended June 26, 2021 to $72 million, compared to $20 million for the six months ended June 27, 2020. The increase in Adjusted Net Income was primarily due to an increase in revenue, primarily related to the acquisition of ICWG and additional tuck-in acquisitions, as well as organic growth from store growth and same store sales growth, partially offset by an increase in operating expenses and income tax expense related to this growth. Adjusted EBITDA was $179 million for the six months ended June 26, 2021, an increase of $108 million, compared to Adjusted EBITDA of $71 million for the six months ended June 27, 2020. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of performance. For a discussion of our use of these non-GAAP measures and a reconciliation from net income (loss) to Adjusted Net Income and Adjusted EBITDA, see “Reconciliation of Non-GAAP Financial Information”.

Strong operational execution, coupled with improving consumer and driving trends, led to total system-wide sales of $1.2 billion during the three months ended June 26, 2021, an increase of 65% from the three months ended June 27, 2020. Total system-wide sales were $2.2 billion during the six months ended June 26, 2021, an increase of 46% from the six months ended June 27, 2020. The outbreak of COVID-19 led to adverse impacts on global economies, including the U.S., Canada and Europe during fiscal year 2020 and into fiscal year 2021. While COVID-19 did not have a material adverse effect on our business operations for the three and six months ended June 26, 2021, an increased level of volatility and uncertainty still exists, and we are continuing to monitor any potential impact to our business.
Key Performance Indicators

Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales. System-wide sales represent the total of net sales for our franchised, independently-operated and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores. Franchise royalties and fees revenue represented 10% and 17% of our total revenue for the three months ended June 26, 2021 and June 27, 2020, respectively, and for the six months ended June 26, 2021 and June 27, 2020, respectively. For the three months ended June 26, 2021 and June 27, 2020, approximately 96% and 93%, respectively, of franchise royalties and fees revenue is attributable to royalties, with the remaining balance attributable to license and development fees. For the six months ended June 26, 2021 and June 27, 2020, approximately 95% and 92% respectively, of franchise royalties and fees revenue is attributable to royalties, with the remaining balance attributable to license and development fees. Revenue from company-operated stores represented 55% and 52% our total revenue for the three months ended June 26, 2021 and June 27, 2020, respectively, and for the six months ended June 26, 2021 and June 27, 2020, respectively. Revenue from independently-operated stores represented 15% and 16% of our total revenue for the three and six months ended June 26, 2021, respectively.

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
Same store sales. Same store sales reflect the change in sales year-over-year for the same store base. We define the same store base to include all franchised, independently-operated and company-operated stores open for comparable weeks during the given fiscal period in both the current and prior year, which may be different from how others define similar terms. This measure highlights the performance of existing stores, while excluding the impact of new store openings and closures, and acquisitions and divestitures.
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 5 in our condensed consolidated financial statements for a reconciliation of Segment Adjusted EBITDA to income (loss) before taxes for the three and six months ended June 26, 2021 and June 27, 2020.

The following table sets forth our key performance indicators for the three and six months ended June 26, 2021 and June 27, 2020:

	Three months ended		Six months ended
(in thousands, except store count or as otherwise noted)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$321,190	$217,201	$599,111	$447,618
Car Wash	122,083	—	235,295	—
Paint, Collision & Glass	597,578	397,197	1,140,011	892,832
Platform Services	117,473	85,597	186,830	142,445
Total	$1,158,324	$699,995	$2,161,247	$1,482,895
System-Wide Sales by Business Model:
Franchised Stores	$895,747	$612,335	$1,658,651	$1,300,344
Company-Operated Stores	206,198	87,660	390,053	182,551
Independently-Operated Stores	56,379	—	112,542	—
Total	$1,158,324	$699,995	$2,161,246	$1,482,895
Store Count
Store Count by Segment:
Maintenance	1,485	1,426	1,485	1,426
Car Wash	979	—	979	—
Paint, Collision & Glass	1,655	1,608	1,655	1,608
Platform Services	200	198	200	198
Total	4,319	3,232	4,319	3,232
Store Count by Business Model:
Franchised Stores	2,802	2,726	2,802	2,726
Company-Operated Stores	784	506	784	506
Independently-Operated Stores	733	—	733	—
Total	4,319	3,232	4,319	3,232
Same Store Sales %
Maintenance	41.9%	(14.6%)	28.9%	(8.8%)
Paint, Collision & Glass	37.3%	(25.2%)	12.3%	(10.7%)
Platform Services	37.2%	(3.6%)	31.1%	(1.3%)
Total	38.7%	(19.0%)	19.2%	(8.7%)
Segment Adjusted EBITDA
Maintenance	$44,561	$26,339	$85,001	$47,805
Car Wash	43,069	—	77,224	—
Paint, Collision & Glass	21,856	11,011	39,495	26,888
Platform Services	17,602	15,969	28,610	23,434
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

The following table provides a reconciliation of Adjusted Net Income and Adjusted Earnings per Share to net income (loss) as defined by GAAP:

Adjusted Net Income/Adjusted Earnings per Share

	Three months ended		Six months ended
(in thousands, except per share data)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income (loss)	$35,168	$3,091	$15,235	$(856)
Acquisition related costs(a)	389	1,016	2,038	1,211
Non-core items and project costs, net(b)	2,522	509	2,553	1,764
Sponsor management fees(c)	—	539	—	1,079
Straight-line rent adjustment(d)	3,358	1,787	5,843	2,639
Equity-based compensation expense(e)	1,028	791	2,011	690
Foreign currency transaction (gain) / loss, net(f)	(5,229)	(1,194)	5,282	2,285
Bad debt expense(g)	—	2,842	—	2,842
Asset impairment and closed store expenses(h)	3,478	2,560	2,692	6,880
Loss on debt extinguishment(i)	78	—	45,576	—
Amortization related to acquired intangible assets(j)	5,558	3,685	9,210	7,650
Adjusted net income before tax impact of adjustments	46,350	15,626	90,440	26,184
Tax impact of adjustments(j)	(4,441)	(2,995)	(18,082)	(6,622)
Adjusted net income	41,909	12,631	72,358	19,562
Net income (loss) attributable to non-controlling interest	(36)	33	(30)	(66)
Adjusted net income attributable to Driven Brands Holdings Inc.	$41,945	$12,598	$72,388	$19,628

Weighted average shares outstanding(k)
Basic	162,626	88,990	158,727	88,990
Diluted	166,512	88,990	162,271	88,990

Adjusted earnings per share(k)
Basic	$0.25	$0.14	$0.45	$0.22
Diluted	$0.25	$0.14	$0.44	$0.22

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

The following table provides a reconciliation of Adjusted EBITDA to net loss:

Adjusted EBITDA

	Three months ended		Six months ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income (loss)	$35,168	$3,091	$15,235	$(856)
Income tax expense	17,011	1,542	12,565	221
Interest expense, net	16,612	17,863	34,702	35,379
Depreciation and amortization	26,423	8,636	50,275	16,435
EBITDA	95,214	31,132	112,777	51,179
Acquisition related costs(a)	389	1,016	2,038	1,211
Non-core items and project costs, net(b)	2,522	509	2,553	1,764
Sponsor management fees(c)	—	539	—	1,079
Straight-line rent adjustment(d)	3,358	1,787	5,843	2,639
Equity-based compensation expense(e)	1,028	791	2,011	690
Foreign currency transaction (gain) / loss, net(f)	(5,229)	(1,194)	5,282	2,285
Bad debt expense(g)	—	2,842	—	2,842
Asset impairment and closed store expenses(h)	3,478	2,560	2,692	6,880
Loss on debt extinguishment(i)	78	—	45,576	—
Adjusted EBITDA	$100,838	$39,982	$178,772	$70,569
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
f.Represents foreign currency transaction net gains and losses primarily related to the remeasurement of our intercompany loans.
g.Represents bad debt expense related to uncollectible receivables outside of normal operations.
h.Relates to the impairment of certain fixed assets and operating lease right-of-use assets related to closed locations. Also represents lease exit costs and other costs associated with stores that were closed prior to their respective lease termination dates.
i.Represents the write-off of unamortized discount associated with early termination of debt.
j.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the condensed consolidated statements of operations.
k.Represents the tax impact of adjustments associated with the reconciling items between net income and Adjusted Net Income, excluding the provision for uncertain tax positions and valuation allowance for certain deferred taxes. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 38%, depending upon the tax attributes of each adjustment and the applicable jurisdiction.
l.Share and per share amounts have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 in the accompanying condensed consolidated financial statements for additional information.

Results of Operations for the three months ended June 26, 2021 compared to the three months ended June 27, 2020
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the condensed consolidated statements of operations. Independently-operated store sales and expenses are derived from our acquisition of ICWG and are only reflected in the results of operations from the August 3, 2020 acquisition date through the end of our current period, and, as such, it is not meaningful to compare to prior period results.
Revenue

	Three months ended
(in thousands)	June 26, 2021	June 27, 2020	Change
Franchise royalties and fees	$37,873	$28,282	$9,591	34%
Company-operated store sales	206,198	87,660	118,538	135%
Independently-operated store sales	56,379	—	56,379	N/M
Advertising fund contributions	19,648	12,619	7,029	56%
Supply and other revenue	54,730	39,262	15,468	39%
Total revenue	$374,828	$167,823	$207,005	123%
Franchise Royalties and Fees
Franchise royalties and fees increased $10 million for the three months ended June 26, 2021 as compared to the three months ended June 27, 2020. This was primarily due to same store sales growth and the addition of 76 franchised stores and a corresponding $283 million increase in franchised system-wide sales as compared to the three months ended June 27, 2020.

Company-Operated Store Sales
Company-operated store sales increased $119 million for the three months ended June 26, 2021 as compared to the three months ended June 27, 2020. This increase was due to same store sales growth and the addition of 278 company-operated stores year-over-year, including 246 car wash company-operated stores from the acquisition of ICWG and additional tuck-in Car Wash acquisitions, as well as additional company-operated stores in the Paint, Collision & Glass segment from the acquisition of Fix Auto during the second quarter of 2020. Acquisitions contributed an incremental $66 million of company-operated store sales during the three months ended June 26, 2021, and the remaining $53 million was due to the impact of organic growth primarily in our Maintenance segment.

Advertising Fund Contributions
Advertising fund contributions increased by $7 million for the three months ended June 26, 2021, as compared to the three months ended June 27, 2020, primarily due to an increase in franchised system-wide sales of approximately $283 million. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $15 million for the three months ended June 26, 2021 as compared to the three months ended June 27, 2020, primarily due to growth within the Platform Services and Maintenance segments. In addition, the acquisition of ICWG and other car wash sites generated approximately $2 million of incremental revenue for the three months ended June 26, 2021.

Operating Expenses

	Three months ended
(in thousands)	June 26, 2021	June 27, 2020	Change
Company-operated store expenses	$123,820	$53,373	$70,447	132%
Independently-operated store expenses	30,792	—	30,792	N/M
Advertising fund expenses	19,648	12,619	7,029	56%
Supply and other expenses	29,598	21,295	8,303	39%
Selling, general, and administrative expenses	77,935	45,456	32,479	71%
Acquisition costs	389	1,016	(627)	(62)%
Store opening costs	405	627	(222)	(35)%
Depreciation and amortization	26,423	8,636	17,787	206%
Asset impairment charges	2,178	3,499	(1,321)	(38)%
Total operating expenses	$311,188	$146,521	$164,667	112%
Company-Operated Store Expenses
Company-operated store expenses increased $70 million for the three months ended June 26, 2021 as compared to the three months ended June 27, 2020. This increase in expenses is commensurate with the addition of 278 company-operated stores since June 27, 2020. Company-operated store expenses continue to increase at a slower rate than company-operated store sales due to our continued use of an efficient staffing model.

Advertising Fund Expenses
The $7 million increase in advertising fund expenses for the three months ended June 26, 2021, as compared to the three months ended June 27, 2020, represents a commensurate increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses increased $8 million for the three months ended June 26, 2021 as compared to the three months ended June 27, 2020. This increase in expenses is commensurate with the growth in supply and other revenue.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $32 million for the three months ended June 26, 2021 as compared to the three months ended June 27, 2020. This increase is primarily due to $18 million of increased employee compensation and other employee-related expenses resulting primarily from the acquisition of ICWG and a $$5 million increase in marketing expenses.

Acquisition Costs
Acquisition costs decreased $1 million for the three months ended June 26, 2021, compared to the three months ended June 27, 2020. Acquisition costs during the three months ended June 26, 2021 were primarily related to nine acquisitions in the Car Wash segment, representing 26 car wash sites, and acquisition costs during the three months ended June 27, 2020 were primarily related to the Fix Auto acquisition.
Store Opening Costs
Store opening costs decreased by $0.2 million for the three months ended June 26, 2021, as compared to the three months ended June 27, 2020, due to a decrease in average store opening costs for new company-operated store openings and conversions of acquired stores to the Take 5 brand. There were six new company-operated store openings and one store conversion in the three months ended June 26, 2021, compared to four company-operated store openings and one Take 5 store conversion during the three months ended June 27, 2020.

Depreciation and Amortization
Depreciation and amortization expense increased $18 million for the three months ended June 26, 2021, as compared to the three months ended June 27, 2020, due to additional fixed assets and definite-lived intangible assets recognized in recent acquisitions.

Asset Impairment Charges
Asset impairment charges decreased by $1 million for the three months ended June 26, 2021, as compared to the three months ended June 27, 2020, due to impairment related to certain fixed assets and operating lease right-of-use assets at closed locations.

Interest Expense, Net

	Three months ended
(in thousands)	June 26, 2021	June 27, 2020	Change
Interest expense, net	$16,612	$17,863	$(1,251)	(7)%
Interest expense, net decreased $1 million for the three months ended June 26, 2021, as compared to the three months ended June 27, 2020, as a result of our more favorable interest rates during the three months ended June 26, 2021 and the bridge loan entered into during the three months ended June 27, 2020 to finance 2020 acquisitions, which was paid in full and extinguished in 2020, partially offset by the Driven Holdings Revolving Credit Facility issued in 2021.

Gain on Foreign Currency Transactions, Net

	Three months ended
(in thousands)	June 26, 2021	June 27, 2020	Change
(Gain) on foreign currency transactions, net	$(5,229)	$(1,194)	$(4,035)	338%
The gain on foreign currency transactions is comprised of a $7 million remeasurement gain on our foreign intercompany notes, partially offset by $2 million of unrealized losses incurred on foreign currency hedges that are not designated as hedging instruments.

Loss on Debt Extinguishment

	Three months ended
(in thousands)	June 26, 2021	June 27, 2020	Change
Loss on debt extinguishment	$78	$—	$78	100%

The loss on debt extinguishment for the three months ended June 26, 2021 increased by less than $1 million from the three months ended June 26, 2021.

Income Tax Expense

	Three months ended
(in thousands)	June 26, 2021	June 27, 2020	Change
Income tax expense	$17,011	$1,542	$15,469	1003%
Income tax expense increased by $15 million for the three months ended June 26, 2021 as compared to the three months ended June 27, 2020. The effective income tax rate for the three months ended June 26, 2021 was 32.6% compared to 33.3% for the three months ended June 27, 2020. The decrease in rate was primarily driven by an increase in income before taxes relative to the tax effects of our permanent differences for the three months ended June 26, 2021, which was partially offset by a change in statutory tax rates in the United Kingdom, enacted during the three months ended June 26, 2021.

Results of Operations for the six months ended June 26, 2021 compared to the six months ended June 27, 2020
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the condensed consolidated statements of operations. Independently-operated store sales and expenses are derived from our acquisition of ICWG and are only reflected in the results of operations from the August 3, 2020 acquisition date through the end of our current period, and, as such, it is not meaningful to compare to prior period results.
Revenue

	Six months ended
(in thousands)	June 26, 2021	June 27, 2020	Change
Franchise royalties and fees	$68,287	$57,694	$10,593	18%
Company-operated store sales	390,053	182,551	207,502	114%
Independently-operated store sales	112,542	—	112,542	N/M
Advertising fund contributions	36,903	27,502	9,401	34%
Supply and other revenue	96,462	80,183	16,279	20%
Total revenue	$704,247	$347,930	$356,317	102%
Franchise Royalties and Fees
Franchise royalties and fees increased $11 million for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020. This was primarily due to same store sales growth and the addition of 76 franchised stores and a corresponding $358 million increase in franchised system-wide sales as compared to the six months ended June 27, 2020. The increase in franchised system-wide sales was partially driven by the acquisition of Fix Auto in April 2020, which contributed $191 million of system-wide sales during the six months ended June 26, 2021.

Company-Operated Store Sales
Company-operated store sales increased $208 million for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020. This increase was due to same store sales growth and the addition of 278 company-operated stores year-over-year, including 246 car wash company-operated stores from the acquisition of ICWG and additional tuck-in acquisitions, as well as additional company-operated stores in the Paint, Collision & Glass segment from the acquisition of Fix Auto during the second quarter of 2020. Acquisitions contributed an incremental $123 million of company-operated store sales during the six months ended June 26, 2021, and the remaining $85 million was due to the impact of organic growth primarily in our Maintenance segment.

Advertising Fund Contributions
Advertising fund contributions increased by $9 million for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020, primarily due to an increase in franchised system-wide sales of approximately $358 million. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $16 million for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020. This increase was primarily due to growth within the Platform Services and Maintenance segments. In addition, the acquisition of ICWG and other car wash sites generated approximately $3 million of incremental supply and other revenue for the six months ended June 26, 2021.

Operating Expenses

	Six months ended
(in thousands)	June 26, 2021	June 27, 2020	Change
Company-operated store expenses	$236,575	$116,665	$119,910	103%
Independently-operated store expenses	61,900	—	61,900	N/M
Advertising fund expenses	36,903	27,502	9,401	34%
Supply and other expenses	52,087	44,354	7,733	17%
Selling, general, and administrative expenses	146,984	96,521	50,463	52%
Acquisition costs	2,038	1,211	827	68%
Store opening costs	694	1,802	(1,108)	(61)%
Depreciation and amortization	50,275	16,435	33,840	206%
Asset impairment charges	3,431	6,411	(2,980)	(46)%
Total operating expenses	$590,887	$310,901	$279,986	90%
Company-Operated Store Expenses
Company-operated store expenses increased $120 million for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020. This increase in expenses is commensurate with the addition of 278 company-operated stores since June 27, 2020. Company-operated store expenses continue to increase at a slower rate than company-operated store sales due to our continued use of an efficient staffing model.
Advertising Fund Expenses
The $9 million increase in advertising fund expenses for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020, represents a commensurate increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses increased $8 million for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020. This increase in expenses is commensurate with the growth in supply and other revenue.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $50 million for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020. This increase is primarily due to $27 million of increased employee compensation and other employee-related expenses resulting primarily from the acquisition of ICWG, a $7 million increase in marketing expenses, and a $5 million increase in IPO-related costs.

Acquisition Costs
Acquisition costs increased $1 million for the six months ended June 26, 2021, compared to the six months ended June 27, 2020, as a result of the 13 acquisitions in the Car Wash segment, representing 30 car wash sites during the six months ended June 26, 2021.
Store Opening Costs
Store opening costs decreased $1 million for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020, due to a decrease in new company-operated store openings and conversions of acquired stores to the Take 5 brand. There were 10 new company-operated store openings and one store conversion in the six months ended June 26, 2021, compared to 17 company-operated store openings and 12 Take 5 store conversions during the six months ended June 27, 2020.

Depreciation and Amortization
Depreciation and amortization expense increased $34 million for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020, due to additional fixed assets and definite-lived intangible assets recognized in recent acquisitions.

Asset Impairment Charges
Asset impairment charges decreased $3 million for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020. This was due to impairment related to certain fixed assets and operating lease right-of-use assets at closed locations.

Interest Expense, Net

	Six months ended
(in thousands)	June 26, 2021	June 27, 2020	Change
Interest expense, net	$34,702	$35,379	$(677)	(2)%
Interest expense, net decreased $1 million for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020, as a result of our more favorable interest rates during the six months ended June 26, 2021, the bridge loan entered into during the six months ended June 27, 2020 to finance 2020 acquisitions, which was paid in full and extinguished in 2020, and the draw on the Series 2019-3 Variable Funding Senior Notes during the six months ended June 27, 2020, partially offset by the Driven Holdings Revolving Credit Facility issued in 2021.

Loss on Foreign Currency Transactions, Net

	Six months ended
(in thousands)	June 26, 2021	June 27, 2020	Change
Loss on foreign currency transactions, net	$5,282	$2,285	$2,997	131%
The loss on foreign currency transactions is comprised of a $6 million remeasurement loss on our foreign intercompany notes, partially offset by less than $1 million of unrealized gains incurred on foreign currency hedges that are not designated as hedging instruments.

Loss on Debt Extinguishment

	Six months ended
(in thousands)	June 26, 2021	June 27, 2020	Change
Loss on debt extinguishment	$45,576	$—	$45,576	100%

The loss on debt extinguishment of $46 million for the six months ended June 26, 2021 is due to the write-off of unamortized discount associated with the settlement of the Car Wash Senior Credit Facilities, which were repaid during the six months ended June 26, 2021 with proceeds from the IPO and cash on hand.

Income Tax Expense

	Six months ended
(in thousands)	June 26, 2021	June 27, 2020	Change
Income tax expense	$12,565	$221	$12,344	5586%
Income tax expense increased by $12 million for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020. The effective income tax rate for the six months ended June 26, 2021 was 45.2% compared to (34.8)% for the six months ended June 27, 2020. The increase in rate was primarily driven by profitable pretax operations, favorable discrete tax adjustments related to a non-taxable loss on debt extinguishment, and tax deductible costs incurred related to the initial public offering, which was partially offset by a change in the statutory tax rates in the United Kingdom, enacted during the six months ended June 26, 2021.

Segment Results of Operations for the three months ended June 26, 2021 compared to the three months ended June 27, 2020
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Three months ended
(in thousands, unless otherwise noted)	June 26, 2021	June 27, 2020	Change
Franchise royalties and fees	$9,090	$6,724	$2,366	35%
Company-operated store sales	126,107	79,504	46,603	59%
Supply and other revenue	9,813	5,286	4,527	86%
Total revenue	$145,010	$91,514	$53,496	58%
Segment Adjusted EBITDA	$44,561	$26,339	$18,222	69%

System-Wide Sales
Franchised stores	$195,083	$137,697	$57,386	42%
Company-operated stores	126,107	79,504	$46,603	59%
Total System-Wide Sales	$321,190	$217,201	$103,989	48%
Store Count (in whole numbers)
Franchised stores	981	954	27	3%
Company-operated stores	504	472	32	7%
Total Store Count	1,485	1,426	59	4%
Same Store Sales %	41.9%	(14.6)%	N/A	N/A
Maintenance revenue increased $53 million for the three months ended June 26, 2021, as compared to the three months ended June 27, 2020, driven by an increase in company-operated store sales from same store sales growth of 41.9% and net new stores. Franchise royalties and fees increased by $2 million primarily due to the $57 million increase in franchised system-wide sales year-over-year.

Maintenance Segment Adjusted EBITDA increased $18 million for the three months ended June 26, 2021, as compared to the three months ended June 27, 2020, primarily due to revenue growth from increases in store count and same store sales. We have continued to utilize a more efficient labor model at company-operated locations, which is driving continued efficiencies in company-operated store margins.

Car Wash

(in thousands, unless otherwise noted)	Three Months Ended June 26, 2021
Company-operated store sales	$65,705
Independently-operated store sales	56,379
Supply and other revenue	1,831
Total revenue	$123,915
Segment Adjusted EBITDA	$43,069

System-Wide Sales
Company-operated stores	65,704
Independently-operated stores	56,379
Total System-Wide Sales	$122,083
Store Count (in whole numbers)
Company-operated stores	246
Independently-operated stores	733
Total Store Count	979

The Car Wash segment is comprised of our car wash sites throughout the United States, Europe and Australia. We established this operating segment in August 2020 from our acquisition of ICWG, which served as our entry point into the car wash market. Car Wash revenue and Segment Adjusted EBITDA were $124 million and $43 million, respectively, for the three months ended June 26, 2021. See Note 3 to the consolidated financial statements for additional information on the Car Wash acquisitions.

Paint, Collision & Glass

	Three months ended
(in thousands, unless otherwise noted)	June 26, 2021	June 27, 2020	Change
Franchise royalties and fees	$19,988	$15,239	$4,749	31%
Company-operated store sales	13,019	6,211	6,808	110%
Supply and other revenue	17,567	13,652	3,915	29%
Total revenue	$50,574	$35,102	$15,472	44%
Segment Adjusted EBITDA	$21,856	$11,011	$10,845	98%

System-Wide Sales
Franchised stores	$584,559	$390,986	$193,573	50%
Company-operated stores	13,019	6,211	$6,808	110%
Total System-Wide Sales	$597,578	$397,197	$200,381	50%
Store Count (in whole numbers)
Franchised stores	1,622	1,575	47	3%
Company-operated stores	33	33	—	—%
Total Store Count	1,655	1,608	47	3%
Same Store Sales %	37.3%	(25.2)%	N/A	N/A

Paint, Collision & Glass revenue increased $15 million for the three months ended June 26, 2021, as compared to the three months ended June 27, 2020. This increase was driven by a $194 million increase in franchised system-wide sales due to the acquisition of Fix Auto, same store sales growth of 37.3%, and the addition of 47 franchised stores. Same store sales growth was driven by market share gains and the lifting of certain restrictions due to COVID-19 in 2021.

Paint, Collision & Glass Segment Adjusted EBITDA increased $11 million for the three months ended June 26, 2021, as compared to the three months ended June 27, 2020, as a result of additional Segment Adjusted EBITDA from the Fix Auto acquisition, the increase in franchise store count, and the increase in same store sales.

Platform Services

	Three months ended
(in thousands, unless otherwise noted)	June 26, 2021	June 27, 2020	Change
Franchise royalties and fees	$8,795	$6,433	$2,362	37%
Company-operated store sales	1,463	1,356	107	8%
Supply and other revenue	34,583	26,979	7,604	28%
Total revenue	$44,841	$34,768	$10,073	29%
Segment Adjusted EBITDA	$17,602	$15,969	$1,633	10%

System-Wide Sales
Franchised stores	$116,010	$84,241	$31,769	38%
Company-operated stores	1,463	1,356	$107	8%
Total System-Wide Sales	$117,473	$85,597	$31,876	37%
Store Count (in whole numbers)
Franchised stores	199	197	2	1%
Company-operated stores	1	1	—	—%
Total Store Count	200	198	2	1%
Same Store Sales %	37.2%	(3.6)%	N/A	N/A
Platform Services revenue increased $10 million for the three months ended June 26, 2021, as compared to the three months ended June 27, 2020, due to same store sales growth of 37.2% and increased distribution volume growth driven by continued growth in the Maintenance segment.
Platform Services Segment Adjusted EBITDA increased $2 million for the three months ended June 26, 2021, as compared to the three months ended June 27, 2020, primarily driven by a combination of revenue growth and efficient cost management.

Segment Results of Operations for the six months ended June 26, 2021 compared to the six months ended June 27, 2020
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Six months ended
(in thousands, unless otherwise noted)	June 26, 2021	June 27, 2020	Change
Franchise royalties and fees	$17,016	$14,057	$2,959	21%
Company-operated store sales	240,174	167,244	72,930	44%
Supply and other revenue	15,970	9,910	6,060	61%
Total revenue	$273,160	$191,211	$81,949	43%
Segment Adjusted EBITDA	$85,001	$47,805	$37,196	78%

System-Wide Sales
Franchised stores	$358,937	$280,374	$78,563	28%
Company-operated stores	240,174	167,244	72,930	44%
Total System-Wide Sales	$599,111	$447,618	$151,493	34%
Store Count (in whole numbers)
Franchised stores	981	955	26	3%
Company-operated stores	504	475	29	6%
Total Store Count	1,485	1,430	55	4%
Same Store Sales %	28.9%	(8.8%)	N/A	N/A
Maintenance revenue increased $82 million for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020, driven by an increase in company-operated store sales from same store sales growth of 28.9% and net new stores. Franchise royalties and fees increased by $3 million primarily due to the $79 million increase in franchised system-wide sales year-over-year.

Maintenance Segment Adjusted EBITDA increased $37 million for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020, primarily due to revenue growth from increases in store count and same store sales. We have continued to utilize a more efficient labor model at company-operated locations, which is driving continued efficiencies in company-operated store margins.

Car Wash

(in thousands, unless otherwise noted)	Six months ended June 26, 2021
Company-operated store sales	122,753
Independently-operated store sales	112,542
Supply and other revenue	3,284
Total revenue	$238,579
Segment Adjusted EBITDA	$77,224

System-Wide Sales
Company-operated stores	$122,753
Independently-operated stores	112,542
Total System-Wide Sales	$235,295
Store Count (in whole numbers)
Company-operated stores	246
Independently-operated stores	733
Total Store Count	979

The Car Wash segment is comprised of our car wash sites throughout the United States, Europe and Australia. We established this operating segment in August 2020 from our acquisition of ICWG, which served as our entry point into the car wash market. Car Wash revenue and Segment Adjusted EBITDA were $239 million and $77 million, respectively, for the six months ended June 26, 2021. See Note 3 to the consolidated financial statements for additional information on the Car Wash acquisitions.

Paint, Collision & Glass

	Six months ended
(in thousands, unless otherwise noted)	June 26, 2021	June 27, 2020	Change
Franchise royalties and fees	$37,298	$32,985	$4,313	13%
Company-operated store sales	24,949	12,057	12,892	107%
Supply and other revenue	32,219	29,006	3,213	11%
Total revenue	$94,466	$74,048	$20,418	28%
Segment Adjusted EBITDA	$39,495	$26,888	$12,607	47%

System-Wide Sales
Franchised stores	$1,115,062	$880,775	$234,287	27%
Company-operated stores	24,949	12,057	$12,892	107%
Total System-Wide Sales	$1,140,011	$892,832	$247,179	28%
Store Count (in whole numbers)
Franchised stores	1,622	1,575	47	3%
Company-operated stores	33	33	—	—%
Total Store Count	1,655	1,608	47	3%
Same Store Sales %	12.3%	(10.7)%	N/A	N/A

Paint, Collision & Glass revenue increased $20 million for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020. This increase was driven by a $234 million increase in franchised system-wide sales due to the acquisition of Fix Auto, same store sales growth of 12.3%, and the addition of 47 franchised stores. Same store sales growth was driven by market share gains and the lifting of certain restrictions due to COVID-19 in 2021. During the six months ended June 26, 2021, the acquisition of Fix Auto contributed $191 million and $20 million of system-wide sales and revenue, respectively.

Paint, Collision & Glass Segment Adjusted EBITDA increased $13 million for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020, as a result of additional Segment Adjusted EBITDA from the Fix Auto acquisition, the increase in franchise store count, and the increase in same store sales.

Platform Services

	Six months ended
(in thousands, unless otherwise noted)	June 26, 2021	June 27, 2020	Change
Franchise royalties and fees	$13,973	$10,778	$3,195	30%
Company-operated store sales	2,446	3,334	(888)	(27)%
Supply and other revenue	63,018	52,814	10,204	19%
Total revenue	$79,437	$66,926	$12,511	19%
Segment Adjusted EBITDA	$28,610	$23,434	$5,176	22%

System-Wide Sales
Franchised stores	$184,384	$139,111	$45,273	33%
Company-operated stores	2,446	3,334	$(888)	(27)%
Total System-Wide Sales	$186,830	$142,445	$44,385	31%
Store Count (in whole numbers)
Franchised stores	199	197	2	1%
Company-operated stores	1	1	—	—%
Total Store Count	200	198	2	1%
Same Store Sales %	31.1%	(1.3)%	N/A	N/A
Platform Services revenue increased $13 million for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020, due to same store sales growth of 31.1% and increased distribution volume growth driven by continued growth in the Maintenance segment.
Platform Services Segment Adjusted EBITDA increased $5 million for the six months ended June 26, 2021, as compared to the six months ended June 27, 2020, primarily driven by a combination of revenue growth and margin expansion through efficient cost management.
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Cash flow from operations, supplemented with long-term borrowings and revolving credit facilities, have been sufficient to fund our operations while allowing us to make strategic investments to grow our business. We believe that our sources of liquidity and capital resources will be adequate to fund our operations, acquisitions, company-operated store development, other general corporate needs and the additional expenses we expect to incur for at least the next twelve months. We expect to continue to have access to the capital markets at acceptable terms. However this could be adversely affected by many factors, including a downgrade of our credit rating or a deterioration of certain financial ratios.
On January 14, 2021, we completed our IPO through which we issued and sold approximately 32 million shares of common stock at a price per share of $22. On February 10, 2021, we sold an additional 5 million shares pursuant to the underwriters’ exercise of their option to purchase additional shares. We received total proceeds of approximately $761 million from these transactions, net of the underwriting discounts and commissions. Upon closing of the IPO, we fully repaid $725 million related to the First Lien Term Loan, Second Lien Term Loan and the Revolving Debt Facility assumed in the ICWG Acquisition, including the related interest and fees. In addition, we recorded a $46 million loss on debt extinguishment primarily driven by the write off of unamortized discount. We also used $43 million in proceeds to purchase approximately 2 million shares of common stock from certain of our existing shareholders.
Driven Brands Funding, LLC (the “Master Issuer”), a wholly owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Master Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with the Securitization Senior Notes. As of June 26, 2021, the Co-Issuers were in compliance with all covenants under its agreements.

The following table illustrates the main components of our cash flows:

	Six months ended
(in thousands)	June 26, 2021	June 27, 2020
Net cash provided by operating activities	$124,688	$13,557
Net cash used in investing activities	(196,837)	(53,410)
Net cash provided by financing activities	40,827	62,371
Effect of exchange rate changes on cash	1,813	(337)
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(29,509)	$22,181
Operating Activities
Net cash provided by operating activities was $125 million for the six months ended June 26, 2021 compared to $14 million for the six months ended June 27, 2020, primarily resulting from an increase in operating income, non-cash loss on extinguishment of debt, and other non-cash expenses, which were partially offset by an increase in net working capital requirements.

Investing Activities
Net cash used in investing activities was $197 million for the six months ended June 26, 2021 compared to $53 million for the six months ended June 27, 2020. During the six months ended June 26, 2021, the Company received proceeds of $49 million from sale-leaseback transactions and $6 million from sale of company operated stores. Proceeds from sale-leaseback transactions and the sale of company-operated stores were offset by an increase in cash paid for acquisitions and capital expenditures during the six months ended June 26, 2021 as compared to the six months ended June 27, 2020. For the six months ended June 26, 2021, we invested $206 million in acquisitions, net of cash acquired, compared to $28 million for the six months ended June 27, 2020.
For the six months ended June 26, 2021, we invested $46 million in capital expenditures, compared to $25 million for the six months ended June 27, 2020. This increase is mostly due to new company-operated store openings within our Car Wash and Maintenance segments, as well as expenditures related to the maintenance of our existing store base and technology initiatives. Capital expenditures related to the maintenance of existing locations represented $8 million of the $46 million in total capital expenditures for the six months ended June 26, 2021, as compared to $3 million of the $25 million in total capital expenditures for the six months ended June 27, 2020.
Financing Activities
Net cash provided by financing activities was $41 million for the six months ended June 26, 2021 compared to $62 million for the six months ended June 27, 2020, primarily resulting from our repayment of the Car Wash Senior Credit Facilities, repurchases of our common stock, and the termination of our interest rate swaps. These were offset by the proceeds from our IPO and the underwriters’ exercise of their over-allotment option, net of underwriting discounts, and proceeds from the Driven Holdings Revolving Credit Facility. See Note 1 to our condensed consolidated financial statements for additional information regarding our IPO, and Note 6 to our condensed consolidated financial statements for additional information regarding the Driven Holdings Revolving Credit Facility.

Long-term Debt

Our long-term debt obligations consist of the following:

(in thousands)	June 26, 2021	December 26, 2020
Series 2018-1 Securitization Senior Notes, Class A-2	$266,063	$267,438
Series 2019-1 Securitization Senior Notes, Class A-2	292,500	294,000
Series 2019-2 Securitization Senior Notes, Class A-2	270,188	271,563
Series 2020-1 Securitization Senior Notes, Class A-2	173,250	174,125
Series 2020-2 Securitization Senior Notes, Class A-2	447,750	450,000
Car Wash First Lien Term Loan	—	528,858
Car Wash Second Lien Term Loan	—	175,000
Car Wash Revolving Credit Facility	—	18,000
Driven Holdings Revolving Credit Facility	79,000	—
Other debt (1)	27,424	26,763
Total debt	1,556,175	2,205,747
Less: unamortized discount	—	(46,030)
Less: debt issuance costs	(34,425)	(34,510)
Less: current portion of long-term debt	(17,793)	(22,988)
Total long-term debt, net	$1,503,957	$2,102,219
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s annual report for the year ended December 26, 2020 for a complete discussion of the Company’s market risk. There have been no material changes in the Company’s market risk from those disclosed in the Company’s Form 10-K for the year ended December 26, 2020, other than the Company’s repayment of the Car Wash Senior Credit Facilities in January 2021, the Company’s execution of the income tax receivable agreement in connection with the IPO, and the Company’s entry into the Driven Holdings Revolving Credit Facility. The repayment of debt and income tax receivable agreement impacted both the Company’s interest rate risk and foreign exchange risk. See Notes 1 and 6 to the condensed consolidated financial statements for additional details.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 26, 2021. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of June 26, 2021, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For a discussion of risk factors that could adversely affect our results of operations, financial condition, business reputation or business prospects, we refer you to Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, as supplemented by the following risk factor.

We may be deemed to be a joint employer with our franchisees under certain new federal laws, rules and regulations.
Companies that operate franchise systems may be subject to claims for allegedly being a joint employer with a franchisee. In August 2015, the National Labor Relations Board (the “NLRB”) adopted a new and broader standard for determining when two or more employers may be found to be a joint employer of the same employees under the National Labor Relations Act. Under that standard, there was an increased risk that franchisors could be held liable or responsible for unfair labor practices and other violations at franchised locations and subject them to other liabilities and obligations under the National Labor Relations Act. On February 25, 2020, the NLRB adopted a rule that reinstated the standard that existed prior to August 2015, thereby reducing the risk that franchisors might be held liable as a joint employer under the National Labor Relations Act as well for other violations and claims. However, it is possible that the August 2015 standard will be restored, or a more expansive rule adopted by the NLRB under the current administration or by other government agencies. In addition, on July 30, 2021, the U.S. Department of Labor (the “DOL”) announced a final rule to revise and update the definition of joint employer under the FLSA. The final rule, which will become effective on September 28, 2021, will rescind a rule adopted under the previous administration, which narrowed the criteria under which multiple entities could be found to be joint employers under the FLSA and focused on a control-based test to the exclusion of economic dependence more generally. It is anticipated that the DOL will revert to the prior, relatively more flexible (and potentially more expansive) “economic realities” test for assessing whether a party can be deemed a joint employer, which may include an analysis of whether the employee is economically dependent on multiple employers. The final rule may increase a franchisor’s risk of liability compared to the joint employer standard in effect under the previous administration. In addition, the DOL under the current administration may issue further guidance or adopt an even more expansive interpretation of joint employer and/or other interpretations that could result in franchisors being held liable or responsible for FLSA violations by their franchisees.
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
4.1
Second Supplement to Series 2019-3 Supplement, dated as of April 30, 2021 and effective as of May 9, 2021, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to Driven Brands Holdings Inc.’s Form 8-K, filed April 30, 2021).

4.2
Amendment No. 6 to the Amended and Restated Base Indenture, dated as of March 30, 2021, among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to Driven Brands Holdings Inc.’s Form 8-K, filed March 31, 2021).

4.3
Amendment No. 7 to the Amended and Restated Base Indenture, dated as of March 30, 2021, among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 4.8 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed August 2, 2021).

10.1
Amendment No. 3 to the Amended and Restated Management Agreement and Consent to Amendment No. 1 to Canadian Management Agreement, dated as of March 30, 2021, among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC party thereto, Take 5 LLC, Take 5 Oil Change, LLC, Driven Brands, Inc., as manager, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.1 to Driven Brands Holdings Inc.’s Form 8-K, filed March 31, 2021).

10.2
Amendment No. 1 to Canadian Management Agreement, dated as of March 30, 2021, among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation, certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, Driven Brands Canada Shared Services Inc., as manager, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.2 to Driven Brands Holdings Inc.’s Form 8-K, filed March 31, 2021).

10.3
Credit Agreement, dated May 27, 2021, by and among Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.33 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed August 2, 2021).

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

Date: August 9, 2021

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

By:	/s/ Michael Beland
Name:	Michael Beland
Title:	Senior Vice President and Chief Accounting Officer