Form 10-Q
period 2021-09-25
Driven Brands Holdings Inc.
filed 2021-11-09
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
OR
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

As of November 5, 2021, the Registrant had 167,379,785 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our strategy, outlook and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; and (iv) the competitive environment in which we operate. Forward-looking statements are not based on historical facts, but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions, and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. It is not possible to predict or identify all such risks. These risks include, but are not limited to, the risk factors that are described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, as supplemented by the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended June 26, 2021 and in this Quarterly Report as well as in our other filings with the Securities and Exchange Commission, which are available on its website at www.sec.gov. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
(in thousands, except per share amounts)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenue:
Franchise royalties and fees	$38,953	$36,520	$107,240	$94,214
Company-operated store sales	213,755	140,788	603,808	323,339
Independently-operated store sales	47,941	30,595	160,483	30,595
Advertising fund contributions	19,762	14,927	56,665	42,429
Supply and other revenue	50,737	44,932	147,199	125,115
Total revenue	371,148	267,762	1,075,395	615,692
Operating expenses:
Company-operated store expenses	130,520	85,668	367,095	202,333
Independently-operated store expenses	27,764	17,995	89,664	17,995
Advertising fund expenses	19,762	14,927	56,665	42,429
Supply and other expenses	28,330	25,813	80,417	70,167
Selling, general and administrative expenses	71,565	56,586	218,549	153,107
Acquisition costs	636	12,076	2,674	13,287
Store opening costs	666	119	1,360	1,921
Depreciation and amortization	28,447	16,221	78,722	32,656
Asset impairment charges and lease terminations	(270)	321	3,161	6,732
Total operating expenses	307,420	229,726	898,307	540,627
Operating income	63,728	38,036	177,088	75,065
Other expenses, net:
Interest expense, net	17,688	29,594	52,390	64,973
Net loss (gain) on foreign currency transactions	1,074	(2,230)	6,356	55
Loss on debt extinguishment	—	673	45,576	673
Total other expenses, net	18,762	28,037	104,322	65,701
Net income before taxes	44,966	9,999	72,766	9,364
Income tax expense	11,880	5,888	24,445	6,109
Net income	33,086	4,111	48,321	3,255
Net (loss) income attributable to non-controlling interests	(38)	32	(68)	(34)
Net income attributable to Driven Brands Holdings Inc.	$33,124	$4,079	$48,389	$3,289

Earnings per share(1):
Basic	$0.20	$0.04	$0.30	$0.03
Diluted	$0.19	$0.04	$0.29	$0.03
Weighted average shares outstanding(1):
Basic	162,635	111,950	160,030	96,643
Diluted	166,630	111,950	163,968	96,643
(1) Shares and earnings (loss) per share for 2020 have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended		Nine months ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$33,086	$4,111	$48,321	$3,255
Other comprehensive income (loss):
Foreign currency translation adjustment	(30,844)	(2,850)	(28,675)	(14,096)
Unrealized gain from cash flow hedges, net of tax	(1)	552	29	552
Defined benefit pension plan actuarial gain, net of tax	3	—	131	—
Other comprehensive loss, net	(30,842)	(2,298)	(28,515)	(13,544)
Total comprehensive income (loss)	2,244	1,813	19,806	(10,289)
Comprehensive income (loss) attributable to non-controlling interests	(47)	97	(8)	(34)
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$2,291	$1,716	$19,814	$(10,255)
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	September 25, 2021	December 26, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$115,365	$172,611
Restricted cash	135	15,827
Accounts and notes receivable, net	110,907	84,805
Inventory	44,259	43,039
Prepaid and other assets	26,022	25,070
Income tax receivable	2,619	3,055
Advertising fund assets, restricted	39,698	29,276
Total current assets	339,005	373,683
Notes receivable, net	2,748	3,828
Property and equipment, net	1,121,204	827,392
Operating lease right-of-use assets	905,527	884,927
Deferred commissions	9,878	8,661
Intangibles, net	817,665	829,308
Goodwill	1,810,085	1,727,351
Total assets	$5,006,112	$4,655,150
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$72,458	$67,802
Accrued expenses and other liabilities	217,589	190,867
Income tax payable	2,791	3,513
Current portion of long term debt	18,342	22,988
Advertising fund liabilities	25,457	20,276
Total current liabilities	336,637	305,446
Long-term debt, net	1,677,337	2,102,219
Deferred tax liability	261,906	249,043
Operating lease liabilities	843,925	818,001
Income tax receivable liability	155,970	—
Deferred revenue	24,770	20,757
Long-term accrued expenses and other liabilities	30,070	53,324
Total liabilities	3,330,615	3,548,790
Common stock, $0.01 par value, 900 million shares authorized at September 25, 2021 and December 26, 2020; 167 million and 127 million shares issued and outstanding at September 25, 2021 and December 26, 2020, respectively(1)	1,674	565
Additional paid-in capital	1,604,342	1,055,172
Retained earnings	80,364	31,975
Accumulated other comprehensive income (loss)	(12,047)	16,528
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	1,674,333	1,104,240
Non-controlling interests	1,164	2,120
Total shareholders' equity	1,675,497	1,106,360
Total liabilities and shareholders' equity	$5,006,112	$4,655,150

(1) Common stock at December 26, 2020 has been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY (Unaudited)

in thousands	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders'/members' equity
Balance as of December 26, 2020	$565	$1,055,172	$31,975	$16,528	$2,120	$1,106,360
Net income (loss)	—	—	(19,939)	—	7	(19,932)
Other comprehensive loss	—	—	—	(9,085)	—	(9,085)
Equity-based compensation expense	—	983	—	—	—	983
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	1,082	660,418	—	—	—	661,500
Common stock issued upon underwriter's exercise of over-allotment	48	99,177	—	—	—	99,225
Repurchase of common stock	(21)	(42,956)	—	—	—	(42,977)
Exercise of stock options	—	25	—	—	—	25
Establishment of income tax receivable liability	—	(155,970)	—	—	—	(155,970)
IPO fees	—	(14,757)	—	—	—	(14,757)
Other	—	—	—	—	(63)	(63)
Balance as of March 27, 2021	$1,674	$1,602,092	$12,036	$7,443	$2,064	$1,625,309
Net income (loss)	—	—	35,204	—	(37)	35,167
Other comprehensive loss	—	—	—	11,412	—	11,412
Equity-based compensation expense	—	1,028	—	—	—	1,028
At-Pac divestiture	—	—	—	—	(948)	(948)
Other	—	(25)	—	(1)	—	(26)
Balance at June 26, 2021	$1,674	$1,603,095	$47,240	$18,854	$1,079	$1,671,942
Net income (loss)	—	—	33,124	—	(38)	33,086
Other comprehensive income (loss)	—	—	—	(30,902)	60	(30,842)
Equity-based compensation expense	—	933	—	—	—	933
Exercise of stock options	—	314	—	—	—	314
Other	—	—	—	1	63	64
Balance at September 25, 2021	$1,674	$1,604,342	$80,364	$(12,047)	$1,164	$1,675,497

Balance as of December 28, 2019	565	242,240	41,983	3,626	1,464	289,878
Cumulative effect of ASU 2016-02 adoption	—	—	(4,012)	—	—	(4,012)
Cumulative effect of ASU 2016-13 adoption	—	—	(1,797)	—	—	(1,797)
Balance as of December 29, 2019	565	242,240	36,174	3,626	1,464	284,069
Net income (loss)	—	—	3,289	—	(34)	3,255
Other comprehensive (loss)	—	—	—	(13,544)	—	(13,544)
Equity-based compensation expense	—	508	—	—	—	508
Common stock issued in a business combination	—	809,000	—	—	—	809,000
Acquisition of subsidiary with noncontrolling interest	—	—	—	—	400	400
Balance at September 26, 2020	$565	$1,051,748	$39,463	$(9,918)	$1,830	$1,083,688
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
(in thousands)	September 25, 2021	September 26, 2020
Net income	$48,321	$3,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,722	32,656
Non-cash lease cost	56,563	26,254
Loss on foreign denominated transactions	9,301	55
Gain on derivatives not designed as hedges	(2,945)	—
Bad debt expense	2,535	4,829
Asset impairment costs	3,161	6,732
Amortization of deferred financing costs and bond discounts	5,139	7,176
Benefit (provision) for deferred income taxes	15,898	(4,524)
Loss on extinguishment of debt	45,576	673
Other, net	4,257	1,566
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(28,787)	(12,349)
Inventory	(3,279)	(1,328)
Prepaid and other assets	(18,414)	1,755
Advertising fund assets and liabilities, restricted	5,818	(554)
Deferred commissions	(1,205)	(1,810)
Deferred revenue	3,983	3,438
Accounts payable	(3,903)	10,311
Accrued expenses and other liabilities	25,595	8,926
Income tax receivable	(320)	7,551
Operating lease liabilities	(47,821)	(28,157)
Cash provided by operating activities	198,195	66,455
Cash flows from investing activities:
Capital expenditures	(93,627)	(35,124)
Cash used in business acquisitions, net of cash acquired	(442,488)	8,575
Proceeds from sale-leaseback transactions	66,391	—
Proceeds from sale of At-Pac business	1,532	—
Proceeds from disposal of property and equipment	5,471	—
Cash used in investing activities	(462,721)	(26,549)
Cash flows from financing activities:
Payment of contingent consideration related to acquisitions	—	(2,783)
Payment of debt extinguishment and issuance costs	(2,153)	(12,639)
Proceeds from the issuance of long-term debt	—	175,000
Repayment of long-term debt	(716,542)	(11,619)
Proceeds from revolving lines of credit and short-term debt	441,800	152,101
Repayments of revolving lines of credit and short-term debt	(212,800)	(191,600)
Repayment of principal portion of finance lease liability	(1,760)	(731)
Proceeds from failed sale-leaseback transactions	—	3,432
Proceeds from initial public offering, net of underwriting discounts	661,500	—
Net proceeds from underwriters' exercise of over-allotment option	99,225	—
Repurchases of common stock	(43,040)	—
Payment for termination of interest rate swaps	(21,826)	—
Stock option exercises	339	—
Other, net	102	—
Cash provided by financing activities	204,845	111,161

Effect of exchange rate changes on cash	(2,285)	468
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(61,966)	151,535
Cash and cash equivalents, beginning of period	172,611	34,935
Cash included in advertising fund assets, restricted, beginning of period	19,369	23,091
Restricted cash, beginning of period	15,827	—
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	207,807	58,026
Cash and cash equivalents, end of period	115,365	184,356
Cash included in advertising fund assets, restricted, end of period	30,341	25,205
Restricted cash, end of period	135	—
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$145,841	$209,561

Supplemental cash flow disclosures - non-cash items:
Accrued capital expenditures, end of period	$6,123	$984
Supplemental cash flow disclosures - cash paid for:
Interest	$53,842	$61,887
Income taxes	10,593	3,141

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc., together with its subsidiaries (collectively, the “Company”), is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,300 franchised, independently-operated, and company-operated locations across 49 U.S. states and 14 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, and 1-800-Radiator & A/C® that compete in the automotive services industry. Approximately 81% of the Company’s locations are franchised or independently-operated.

Initial Public Offering and Secondary Offering
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

On August 2, 2021, the Company filed a Registration Statement on Form S-1 for a secondary offering of approximately 12 million shares of common stock at $29.50 per share by certain of the Company’s stockholders, Driven Equity LLC and RC IV Cayman ICW Holdings LLC, each of which is a related party of Roark Capital Management, LLC. The Company did not sell any common stock in the offering and did not receive any proceeds from the offering. On September 8, 2021, the underwriters for the secondary offering exercised a portion of their over-allotment option and purchased 881,393 additional shares of common stock. The Company did not receive any proceeds from the exercise of the over-allotment option.

Income Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into an income tax receivable agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that the Company will actually realize. The income tax receivable agreement is effective as of the date of the Company’s IPO, and the Company has recorded a liability of $156 million as of September 25, 2021, which is recorded under long-term liabilities as the income tax receivable liability on the consolidated balance sheet.

Stock Split
On January 14, 2021, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation (the "Amendment") to effect an implied 88,990-for-one stock split of shares of the Company’s outstanding common stock. In addition, the Amendment increased the number of authorized shares of the Company's stock from 10,000 shares to 1 billion shares (900 million shares of common stock and 100 million shares of preferred stock). All share and per-share data in the consolidated financial statements and footnotes has been retroactively adjusted to reflect the stock split for all periods presented. The Company does not have any shares of preferred stock outstanding.

Note 2— Summary of Significant Accounting Policies

Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three and nine months ended September 25, 2021 and September 26, 2020, each consist of 13 and 39 weeks, respectively. The Car Wash segment (primarily ICWG which was acquired in August 2020) is currently consolidated based on a calendar month end. See Note 3 for additional discussion regarding the acquisition of ICWG.

Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results of operations, balance sheet, cash flows, and shareholders’ equity for the periods presented have been reflected. The adjustments include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 26, 2020. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 25, 2021 may not be indicative of the results to be expected for any other interim period or the year ending December 25, 2021.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated financial statements. Estimates are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management evaluates its estimates and assumptions on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

Deferred IPO costs
Costs incurred that are directly related to the IPO, such as legal and accounting fees, registration fees, printing expenses, and other similar fees and expenses, totaling $9 million were capitalized and included within prepaid and other assets as of December 26, 2020. Upon completion of the IPO, the Company reclassified these costs, as well as an additional $6 million of IPO costs incurred during the nine months ended September 25, 2021, to Additional paid-in capital.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 25, 2021 and December 26, 2020 are summarized as follows:

Items Measured at Fair Value at September 25, 2021
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$983	$—	$983

Foreign currency derivative liabilities not designated as hedging instruments	$—	$509	$509

Items Measured at Fair Value at December 26, 2020
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$704	$—	$704
Foreign currency derivative assets not designated as hedging instruments	—	227	227
Total assets measured at fair value on a recurring basis	$704	$227	$931

Interest rate swap liabilities designated as hedging instruments	$—	$9,561	$9,561
Cross currency swap liabilities not designated as hedging instruments	—	12,197	12,197
Total derivative liabilities	$—	$21,758	$21,758

The fair value of the Company’s foreign currency derivative instruments are derived from valuation models, which use Level 2 observable inputs such as quoted market prices, interest rates and forward yield curves. Derivative liabilities are included in long-term accrued expenses and other liabilities in the Consolidated Balance Sheet.

The carrying values of cash, restricted cash, and receivables included in the Consolidated Balance Sheet approximate their fair value. The fair value of long-term debt is estimated based on Level 2 inputs using discounted cash flows and market-based expectations for interest rates, credit risk and contractual terms of the debt agreements.

The carrying value and estimated fair value of total long-term debt were as follows:

	September 25, 2021		December 26, 2020
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$1,695,679	$1,754,963	$2,125,207	$2,169,597

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in each component of accumulated other comprehensive income (loss), net of tax.

	Three months ended September 25, 2021
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance at June 26, 2021	$19,002	$(57)	$(91)	$18,854
Net change	(30,903)	(1)	3	(30,901)
Balance at September 25, 2021	$(11,901)	$(58)	$(88)	$(12,047)

	Three months ended September 26, 2020
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance at June 27, 2020	$(7,489)	$—	$—	$(7,489)
Net change	(2,981)	552	—	(2,429)
Balance at September 26, 2020	$(10,470)	$552	$—	$(9,918)

	Nine months ended September 25, 2021
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance at December 26, 2020	$16,834	$(87)	$(219)	$16,528
Net change	(28,735)	29	131	(28,575)
Balance at September 25, 2021	$(11,901)	$(58)	$(88)	$(12,047)

	Nine months ended September 26, 2020
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance at December 28, 2019	$3,626	$—	$—	$3,626
Net change	(14,096)	552	—	(13,544)
Balance at September 26, 2020	$(10,470)	$552	$—	$(9,918)

Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistency by clarifying and amending existing guidance. The Company adopted the ASU on December 27, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.
Note 3—Acquisitions and Dispositions
The Company strategically acquires companies and assets in order to increase its footprint and offer products and services that diversify its existing offerings. These acquisitions are accounted for as either business combinations or asset acquisitions, whereby the purchase price is allocated to the assets acquired and liabilities assumed, based on their fair values as of the date of the acquisition.

2021 Acquisitions

During the nine months ended September 25, 2021, the Company completed 25 acquisitions in the Car Wash segment, representing 66 car wash sites, each individually immaterial (the “2021 Car Wash Acquisitions”), which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $427 million.

The provisional amounts for assets acquired and liabilities assumed for the 2021 Car Wash Acquisitions are as follows:

(in thousands)
Assets:
Cash	$161
Right of use assets	2,487
Land and improvements	46,495
Building	232,375
Equipment	46,063
Inventory	311
Intangibles, net	550
Deferred tax assets	212
Assets held for sale	996
Assets acquired	329,650
Liabilities:
Accrued liability	356
Lease liability	2,587
Deferred tax liabilities	812
Liabilities assumed	3,755
Net assets acquired	325,895
Total consideration	427,236
Goodwill	$101,341

We also acquired separately identifiable intangible assets certain of which have not presented above as the valuation has not yet been performed. All goodwill was allocated to the Car Wash segment and substantially all is deductible for income tax purposes.

In addition, during the nine months ended September 25, 2021, the Company completed four acquisitions in the Maintenance segment representing four maintenance sites, each individually immaterial (the “2021 Maintenance Acquisitions”), which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was $8 million.

The provisional amounts for assets acquired and liabilities assumed for the 2021 Maintenance Acquisitions are as follows:

(in thousands)
Assets:
Land and improvements	$1,590
Building	3,390
Equipment	850
Deferred tax assets	28
Assets acquired	5,858
Liabilities:
Prepaid liability	20
Liabilities assumed	20
Net assets acquired	5,838
Total consideration	7,601
Goodwill	$1,763
In addition, during the nine months ended September 25, 2021, the Company completed an acquisition of two collision sites, each individually immaterial, which are included within the Company’s Paint, Collision & Glass segment (the “2021 PC&G Acquisitions”), which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was $2 million.

The provisional amounts for assets acquired and liabilities assumed for the 2021 PC&G Acquisitions are as follows:

(in thousands)
Assets:
Right of use asset	$1,067
Equipment	75
Intangibles, net	1,804
Deferred tax assets	23
Assets acquired	2,969
Liabilities:
Accrued liability	5
Lease liability	1,089
Liabilities assumed	1,094
Net assets acquired	1,875
Total consideration	1,969
Goodwill	$94

Included in the total consideration amounts above for the Car Wash and Maintenance acquisitions in 2021 was $8 million of consideration not paid on the closing date. The Company had $11 million of deferred consideration related to 2021 and 2020 acquisitions at September 25, 2021. The Company had $5 million of deferred consideration related to 2020 acquisitions at December 26, 2020. The Company paid $2 million of deferred consideration related to 2020 and prior acquisitions during the nine months ended September 25, 2021. Deferred consideration is typically paid six months to one-year after the acquisition closing date once all conditions under the purchase agreement have been satisfied.

The Company incurred approximately $1 million of transaction costs during the nine months ended September 25, 2021.

In addition, during the nine months ended September 25, 2021, the Company completed five acquisitions, each individually immaterial, each of which were deemed to be asset acquisitions as the fair value of assets acquired is substantially all land and buildings. Two of these acquisitions were included in the Car Wash segment and three were included in the Maintenance segment. The aggregate consideration paid for the Car Wash acquisitions and Maintenance acquisitions was $9 million and $2 million, respectively.

2021 Dispositions
On April 27, 2021, the Company disposed of its 70% owned subsidiary, At-Pac Auto Parts Inc., for consideration of $2 million. As a result of the sale, a loss of less than $1 million was recognized within selling, general, and administrative expenses during the nine months ended September 25, 2021. Also, a noncontrolling interest of $1 million was derecognized.

2020 Acquisitions

Acquisition of International Car Wash Group
On August 3, 2020, the Company completed the acquisition of Shine Holdco (UK) Limited, the holding company of ICWG, to expand on its service offerings by entering into the car wash business (the “ICWG Acquisition”). The ICWG Acquisition resulted in the Company acquiring 940 car wash centers in 14 countries across the United States, Europe, and Australia. The following table presents the final purchase price allocation for the ICWG Acquisition, which was deemed to be a business combination:

(in thousands, except shares)	August 3, 2020
Assets:
Cash	$37,011
Accounts and notes receivable	2,591
Inventory	12,761
Fixed assets	692,486
Operating lease right-of-use assets	479,787
Definite-lived intangibles	5,972
Indefinite-lived intangibles	165,730
Other assets	7,476
Total assets acquired	1,403,814
Liabilities:
Accounts payable	13,435
Long-term debt	656,684
Deferred income tax liability	134,130
Operating lease liabilities	476,216
Derivative liabilities	12,714
Other liabilities	82,307
Total liabilities assumed	1,375,486
Net assets acquired	28,328
Non-controlling interest acquired	400
Total consideration paid (39,169,857 common shares)(1)	809,000
Goodwill	$781,072
(1) Common shares issued as consideration have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 for additional information.

The fair value of the equity consideration was determined based on an estimated enterprise value using a market approach and income approach as of the purchase date, reduced by borrowings assumed. The Company finalized its purchase accounting estimates during the nine months ended September 25, 2021 related to the deferred tax liability and other liabilities and, as a result, reduced goodwill related to the ICWG Acquisition by approximately $1 million.

Acquisition of Fix Auto

On April 20, 2020, the Company acquired 100% of the outstanding equity of Fix Auto USA (“Fix Auto”), a franchisor and operator of collision repair centers, for $29 million, net of cash received of approximately $2 million. This acquisition resulted in the Company acquiring 150 franchised locations and 10 company-operated locations and increased the Company’s collision services footprint within the Paint, Collision & Glass segment.

The following table presents the final purchase price allocation for the Fix Auto acquisition, which was deemed to be a business combination:

(in thousands)	April 20, 2020
Assets:
Cash	$2,020
Accounts and notes receivable, net	2,317
Inventory	414
Prepaid and other assets	293
Operating lease right-of-use assets	7,520
Property and equipment	1,023
Definite-lived intangibles	15,200
Assets acquired	28,787
Liabilities:
Accounts payable	1,835
Accrued expenses and other liabilities	2,919
Operating lease liabilities	7,520
Income taxes payable	673
Deferred income tax liabilities	3,770
Liabilities assumed	16,717
Net assets acquired	12,070
Total consideration	31,460
Goodwill	$19,390

A summary of total consideration for Fix Auto is as follows:

(in thousands)
Cash	$28,517
Fair value of contingent consideration	2,943
Total consideration	$31,460

The Company recorded a liability for the fair value of contingent consideration of $3 million associated with the Fix Auto acquisition, which was subsequently increased to $4 million at December 26, 2020. The Company recorded a $4 million benefit to Acquisition costs in the Consolidated Statement of Operations during the three and nine months ended September 25, 2021 related to the reversal of the liability as the payment of contingent consideration was deemed to be remote.

Other Acquisitions

During the fourth quarter of 2020, the Company completed the acquisition of 17 car wash sites, each individually immaterial, which are included within the Company’s Car Wash segment (the “2020 Car Wash Acquisitions”). The aggregate cash consideration paid for these acquisitions, net of cash acquired and liabilities assumed, was $109 million.

The following table presents the final purchase price allocation for the 2020 Car Wash Acquisitions, which were deemed to be business combinations:

(in thousands)
Assets:
Cash	$41
Land and improvements	18,635
Building	42,570
Equipment	12,125
Deferred tax assets	5,117
Assets acquired	78,488
Liabilities:
Deferred revenue	368
Liabilities assumed	368
Net assets acquired	78,120
Total consideration	108,771
Goodwill	$30,651

The valuation for the acquisitions requires significant estimates and assumptions. The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for the acquisitions. There were no measurement period changes related to Fix Auto acquisition or the 2020 Car Wash Acquisitions during the nine months ended September 25, 2021.
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
Capitalized costs to obtain a contract as of September 25, 2021 and December 26, 2020 were $10 million and $9 million, respectively, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized an immaterial amount of costs during the three and nine months ended September 25, 2021 and September 26, 2020, respectively, that were recorded as a contract asset at the beginning of the period.
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $25 million and $21 million as of September 25, 2021 and December 26, 2020, respectively, which are presented within deferred revenue on the consolidated balance sheets. The Company recorded less than $1 million of revenue during both the three months ended September 25, 2021 and September 26, 2020, that was recorded as a contract liability as of the beginning of the period. The Company recorded $2 million and less than $1 million of revenue during the nine months ended September 25, 2021 and September 26, 2020, respectively, that was recorded as a contract liability as of the beginning of the period.

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
Segment results for the three and nine months ended September 25, 2021 and September 26, 2020 are as follows:

	Three months ended September 25, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$9,635	$—	$20,280	$9,038	$—	$38,953
Company-operated store sales	125,561	74,105	12,723	1,465	(99)	213,755
Independently-operated store sales	—	47,941	—	—	—	47,941
Advertising fund contributions	—	—	—	—	19,762	19,762
Supply and other revenue	9,261	1,516	17,572	31,558	(9,170)	50,737
Total revenue	$144,457	$123,562	$50,575	$42,061	$10,493	$371,148
Segment Adjusted EBITDA	$47,894	$37,999	$22,039	$16,254	$(25,558)	$98,628

	Three months ended September 26, 2020
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$6,971	$—	$19,235	$10,599	$(285)	$36,520
Company-operated store sales	101,023	28,586	9,556	1,686	(63)	140,788
Independently-operated store sales	—	30,595	—	—	—	30,595
Advertising fund contributions	—	$—	—	—	14,927	14,927
Supply and other revenue	6,642	$4	18,281	27,370	(7,365)	44,932
Total revenue	$114,636	$59,185	$47,072	$39,655	$7,214	$267,762
Segment Adjusted EBITDA	$34,774	$17,739	$23,231	$13,306	$(19,966)	$69,084

	Nine months ended September 25, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$26,651	$—	$57,578	$23,011	$—	$107,240
Company-operated store sales	365,735	196,858	37,672	3,911	(368)	603,808
Independently-operated store sales	—	160,483	—	—	—	160,483
Advertising fund contributions	—	—	—	—	56,665	56,665
Supply and other revenue	25,231	4,800	49,791	94,576	(27,199)	147,199
Total revenue	$417,617	$362,141	$145,041	$121,498	$29,098	$1,075,395
Segment Adjusted EBITDA	$132,895	$115,223	$61,534	$44,864	$(76,422)	$278,094

	Nine months ended September 26, 2020
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$21,028	$—	$52,220	$21,377	$(411)	$94,214
Company-operated store sales	268,267	28,586	21,613	5,020	(147)	323,339
Independently-operated store sales	—	30,595	—	—	—	30,595
Advertising fund contributions	—	—	—	—	42,429	42,429
Supply and other revenue	16,552	4	47,287	80,184	(18,912)	125,115
Total revenue	$305,847	$59,185	$121,120	$106,581	$22,959	$615,692
Segment Adjusted EBITDA	$82,579	$17,739	$50,119	$36,740	$(45,722)	$141,455

The reconciliations of Segment Adjusted EBITDA to income before taxes for the three and nine months ended September 25, 2021 and September 26, 2020 are as follows:

	Three months ended		Nine months ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Income before taxes	$44,966	$9,999	$72,766	$9,364
Depreciation and amortization	28,447	16,221	78,722	32,656
Interest expense, net	17,688	29,594	52,390	64,973
Acquisition related costs(a)	636	12,076	2,674	13,287
Non-core items and project costs, net(b)	1,357	(2,690)	3,910	(926)
Store opening costs	666	119	1,360	1,921
Sponsor management fees(c)	—	4,278	—	5,357
Straight-line rent adjustment(d)	2,548	485	8,391	3,124
Equity-based compensation expense(e)	933	(182)	2,944	508
Foreign currency transaction (gain) / loss, net(f)	1,074	(2,230)	6,356	55
Bad debt expense	—	—	—	2,842
Asset impairment and closed store expenses(g)	313	741	3,005	7,621
Loss on debt extinguishment(h)	—	673	45,576	673
Segment Adjusted EBITDA	$98,628	$69,084	$278,094	$141,455

(a) Consists of acquisition costs as reflected within the consolidated statements of operations, including legal, consulting and other fees and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
(b) Consists of discrete items and project costs, including (i) third party consulting and professional fees associated with strategic transformation initiatives and (ii) other miscellaneous expenses, including non-capitalizable expenses relating to the Company’s initial public offering and other strategic transactions.
(c) Includes management fees paid to Roark Capital Management, LLC.
(d) Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments.
(e) Represents non-cash equity-based compensation expense.
(f) Represents foreign currency transaction net gains and losses primarily related to the remeasurement of our intercompany loans.
(g) Represents non-cash charges incurred related to the impairment of certain fixed assets and lease exit costs and other costs associated with stores that were closed prior to their respective lease terminations dates.
(h) Represents the write-off of unamortized discount associated with the repayment of the Car Wash Senior Credit Facilities.

Note 6—Long-Term Debt
Our long-term debt obligations consist of the following:

(in thousands)	September 25, 2021	December 26, 2020
Series 2018-1 Securitization Senior Notes, Class A-2	$265,375	$267,438
Series 2019-1 Securitization Senior Notes, Class A-2	291,750	294,000
Series 2019-2 Securitization Senior Notes, Class A-2	269,500	271,563
Series 2020-1 Securitization Senior Notes, Class A-2	172,812	174,125
Series 2020-2 Securitization Senior Notes, Class A-2	446,625	450,000
Car Wash First Lien Term Loan (a)	—	528,858
Car Wash Second Lien Term Loan (a)	—	175,000
Car Wash Revolving Credit Facility (a)	—	18,000
Driven Holdings Revolving Credit Facility	247,000	—
Other debt (b)	34,923	26,763
Total debt	1,727,985	2,205,747
Less: unamortized discount	—	(46,030)
Less: unamortized debt issuance costs	(32,306)	(34,510)
Less: current portion of long-term debt	(18,342)	(22,988)
Total long-term debt, net	$1,677,337	$2,102,219
(a)     Car Wash Senior Credit Facilities
(b)     Consists primarily of finance lease obligations. See Note 7.

As discussed in Note 1, the Company used the proceeds from the IPO, along with cash on hand, to fully repay the Car Wash Senior Credit Facilities during the nine months ended September 25, 2021, which totaled $725 million including interest and fees. As a result, the Company incurred a $46 million loss on debt extinguishment related to the write-off of unamortized discount during the nine months ended September 25, 2021.

Series 2019-3 Variable Funding Securitization Senior Notes

In December 2019, the Company issued Series 2019-3 Variable Funding Senior Notes, Class A-1 (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date of January 20, 2050. The commitment under the 2019 VFN expires on July 20, 2022, and is subject to three one-year extensions at the election of the Company. The 2019 VFN is secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Issuer may elect interest at the Base Rate plus an applicable margin or LIBOR plus an applicable margin (the LIBOR rate as the applicable interest rate). No amounts were outstanding under the 2019 VFN as of September 25, 2021. As of September 25, 2021, there were $15 million of outstanding letters of credit which reduced the borrowing availability under the 2019 VFN to $100 million.

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

As of September 25, 2021, there was $247 million outstanding on the Driven Holdings Revolving Credit Facility, with immaterial accrued interest at quarter-end.

The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of September 25, 2021, the Company and its subsidiaries were in compliance with all covenants.

Note 7—Leases
The following table details our total investment in operating and finance leases where the Company is the lessee:

(in thousands)	September 25, 2021	December 26, 2020
Right-of-use assets
Finance leases (a)	$28,422	$14,211
Operating leases	905,527	884,927
Total right-of-use assets	$933,949	$899,138

Current lease liabilities
Finance leases (b)	$2,897	$2,149
Operating leases (c)	61,506	60,095
Total current lease liabilities	$64,403	$62,244

Long-term lease liabilities
Finance leases (d)	$24,413	$16,726
Operating leases	843,925	818,001
Total long-term lease liabilities	$868,338	$834,727
(a) Finance lease right-of-use assets are included in property and equipment, net on the consolidated balance sheet.
(b) Current finance lease liabilities are included in current portion of long-term debt on the consolidated balance sheet.
(c) Current operating lease liabilities are included in accrued expenses and other liabilities on the consolidated balance sheet.
(d) Long-term finance lease liabilities are included in long-term debt on the consolidated balance sheet.

The lease cost for operating and finance leases recognized in the consolidated statement of operations for the three and nine months ended September 25, 2021 and September 26, 2020 were as follows:

	Three months ended		Nine months ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Finance lease expense:
Amortization of right-of-use assets	$715	$280	$1,970	$565
Interest on lease liabilities	299	163	796	375
Operating lease expense	29,028	20,874	85,564	46,180
Short-term lease expense	523	685	1,619	818
Variable lease expense	206	203	692	492
Total lease expense	$30,771	$22,205	$90,641	$48,430
The Company also subleases certain facilities to franchisees as a component of supply and other revenue on the consolidated statements of operations. The Company recognized $2 million in sublease revenue in both the three months ended September 25, 2021 and September 26, 2020 and $5 million in both the nine months ended September 25, 2021 and September 26, 2020.

During the nine months ended September 25, 2021, the Company sold 19 car wash and 3 maintenance properties in various locations throughout the United States for a total of $66 million, resulting in a net gain of $1 million. Concurrent with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms ranging from 15 to 20 years and provide the Company with the option to extend the lease for up to an additional 20 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $62 million and $59 million, respectively, related to these lease arrangements.

The weighted average remaining lease term as of September 25, 2021 was 11.5 years for finance leases and 14.8 years for operating leases. The weighted average discount rate as of September 25, 2021 was 5.33% for finance leases and 4.82% for operating leases.
Supplemental cash flow information related to the Company’s lease arrangements for the nine months ended September 25, 2021 and September 26, 2020, respectively, was as follows:

	Nine months ended
(in thousands)	September 25, 2021	September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$79,310	$40,898
Operating cash flows used in finance leases	736	360
Financing cash flows used in finance leases	921	197
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$75,268	$855,308
Finance leases	7,249	12,808
Note 8—Share-based Compensation

On January 6, 2021, the Company’s Board of Directors approved the 2021 Omnibus Incentive Plan (the “Plan”) and effective January 14, 2021, the Company’s shareholders adopted and approved the Plan. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing to current and prospective employees and directors of, and consultants and advisors to, the Company and its affiliates. The maximum number of shares of common stock available for issuance under the Plan is 12,533,984 shares. In conjunction with the closing of the IPO, our Board granted awards under the Plan to certain of our employees, representing an aggregate of 5,582,522 shares of common stock. At September 25, 2021, 6,986,207 shares of common stock were reserved for additional grants under the Plan.

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

There was approximately $6 million of unrecognized compensation expense related to the time-based restricted stock awards and time-based IPO Options at September 25, 2021, which is expected to be recognized over a weighted-average vesting period of 3.07 years.

There was approximately $91 million of unrecognized compensation expense related to the performance-based restricted stock awards and performance-based IPO Options at September 25, 2021. For the three and nine months ended September 25, 2021 and September 26, 2020, no compensation cost was recognized for the performance-based restricted stock awards and performance-based IPO Options given that none of the performance criteria were met or probable. Once the performance conditions are deemed probable, the Company will recognize compensation cost equal to the portion of the requisite service period that has elapsed. Certain former employees continued to hold performance-based awards after the IPO.

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

At September 25, 2021, there was approximately $1 million of total unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a weighted-average vesting period of 2.49 years, and there was approximately $2 million of total unrecognized compensation cost related to the unvested PSUs, which is expected to be recognized through December 30, 2023.

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

On January 6, 2021, the Company’s Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”) and effective January 14, 2021, the Company’s shareholders adopted and approved the ESPP. The ESPP provides employees of the Company with an opportunity to purchase the Company’s common stock at a discount, subject to certain limitations set forth in the ESPP. The ESPP authorized the issuance of 1,790,569 shares of the Company’s common stock. The initial offering period is one year. As of September 25, 2021, there were no shares of common stock purchased under the ESPP.

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

The Company recorded $1 million and $3 million of share-based compensation expense during the three and nine months ended September 25, 2021, respectively, within selling, general and administrative expenses on the consolidated statements of operations. Share-based compensation expense for the three and nine months ended September 26, 2020 was less than $1 million in each period.

Note 9—Earnings per share

The Company calculates basic and diluted earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three months ended		Nine months ended
(in thousands, except per share amounts)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Basic earnings per share:
Net income attributable to Driven Brands Holdings Inc.	$33,124	4,079	48,389	3,289
Less: Net income attributable to participating securities, basic	709	—	1,057	—
Net income after participating securities, basic	32,415	4,079	47,332	3,289
Weighted-average common shares outstanding (a)	162,635	111,950	160,030	96,643
Basic earnings per share	$0.20	$0.04	$0.30	$0.03

Diluted earnings per share:
Net income attributable to Driven Brands Holdings Inc.	33,124	4,079	48,389	3,289
Less: Net income attributable to participating securities, diluted	632	—	942	—
Net income after participating securities, diluted	32,492	4,079	47,447	3,289
Weighted-average common shares outstanding (a)	162,635	111,950	160,030	96,643
Dilutive effect of share-based awards	3,995	—	3,938	—
Weighted-average common shares outstanding, as adjusted (a)	166,630	111,950	163,968	96,643
Diluted earnings per share	$0.19	$0.04	$0.29	$0.03

(a) Weighted average common shares for 2020 have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 for additional information.

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Driven Brands Holdings Inc. by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights. The Company has 4,618,722 shares of performance awards that are contingent on performance conditions which have not yet been met, and therefore have been excluded from the computation of weighted average shares for the three and nine months ended September 25, 2021.

The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

Number of securities (in thousands)	Three Months Ended September 25, 2021	Nine months ended September 25, 2021
Restricted stock units	—	2
Stock options	—	36
Total	—	38
Note 10—Related-Party Transactions

The Company had management advisory services agreements with Roark Capital Management, LLC (“Roark”), an affiliated entity, which provided that the Company pay an annual advisory services fee to Roark. The Company and Roark terminated all advisory services agreements in January 2021 in connection with the Company’s initial public offering. The Company paid $4 million and $5 million under these service agreements during the three and nine months ended September 26, 2020, respectively.

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
Note 12—Subsequent Events
On September 29, 2021, Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation (together, the “Co-Issuers”), each wholly owned indirect subsidiaries of the Company issued $450 million of 2021-1 Securitization Senior Notes, Class A-2, bearing a fixed interest rate of 2.791% per annum, a final legal maturity date of October 20, 2051 and an anticipated repayment date of October 20, 2028 (the “2021 Senior Notes”). The proceeds from the issuance of the 2021 Senior Notes have been used to pay off the outstanding $247 million balance on the Driven Holdings Revolving Credit Facility with the remainder to be used for general corporate purposes including future acquisitions. On November 9, 2021, the Company made a draw of $10 million on the Driven Holdings Revolving Credit Facility.
On September 30, 2021, the Company acquired 10 CARSTAR franchise locations for $31 million. The initial accounting for this acquisition is incomplete as the valuation of the assets acquired and liabilities assumed and residual goodwill has not yet been performed.
From September 26, 2021 through November 9, 2021 the Company acquired 20 car wash sites for $123 million. The initial accounting for these acquisitions is incomplete as the valuation of the assets acquired and liabilities assumed and residual goodwill has not yet been performed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this quarterly report. We operate on a 52/53-week fiscal year, which ends on the last Saturday in December. The three months ended September 25, 2021 and September 26, 2020 were both 13 week periods. The nine months ended September 25, 2021 and September 26, 2020 were both 39 week periods.
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

We have a diversified portfolio of highly-recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, and 1-800-Radiator & A/C® that compete in the large, growing, recession-resistant and highly-fragmented automotive care industry. Our U.S. industry is underpinned by a large, growing population of more than 275 million vehicles in operation, and is expected to continue its long-term growth trajectory given (i) long-term increases in annual miles traveled; (ii) consumers more frequently outsourcing automotive services due to vehicle complexity; (iii) increases in average repair costs and (iv) average age of the car on the road getting older. During the three and nine months ended September 25, 2021, our network generated $371 million and $1.1 billion in revenue from $1.2 billion and $3.4 billion in system-wide sales, respectively. We serve a diverse mix of customers, with sales coming from retail customers and commercial customers such as fleet operators and insurance carriers. Our success is driven in large part by our mutually beneficial relationships with more than 2,800 individual franchisees and independent operators.

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
Significant Factors Impacting Financial Results
During the second half of fiscal year 2020 and the first nine months of fiscal year 2021, we completed the acquisition of ICWG and a number of tuck-in acquisitions of other independently-owned car wash sites, which launched our entry into the car wash market and created a new operating and reportable segment. During the second quarter of fiscal year 2020, we completed the acquisition of Fix Auto, which is included in our Paint, Collision & Glass segment. During fiscal year 2020 and the first nine months of fiscal year 2021, we also completed tuck-in acquisitions of several independently-owned oil change shops, which are included in our Maintenance segment. These acquisitions were a core driver of growth in our key performance indicators and our financial results for the three and nine months ended September 25, 2021, as compared to the three and nine months ended September 26, 2020. For additional information on our acquisitions, see Note 3 to the consolidated financial statements.

For the three months ended September 25, 2021, we recognized net income of $33 million, or $0.19 per diluted share, compared to net income of $4 million, or $0.04 per diluted share, for the three months ended September 26, 2020. This increase was primarily due to an increase in revenue, primarily related to the acquisition of ICWG and a number of tuck-in acquisitions in 2021, as well as organic growth from store growth and same store sales growth and lower interest expense, partially offset by an increase in operating expenses and income tax expense associated with this growth. The increase was also partially offset by a $3 million increase in net loss on foreign currency transactions. Adjusted Net Income was $43 million for the three months ended September 25, 2021, an increase of $21 million, compared to $22 million for the three months ended September 26, 2020. The increase in Adjusted Net Income was primarily due to an increase in revenue, primarily related to the acquisition of ICWG and a number of tuck-in acquisitions, as well as organic growth from store growth and same store sales growth and lower interest expense, partially offset by an increase in operating expenses and income tax expense associated with this growth. See Note 3 to our consolidated financial statements for additional information regarding acquisitions. Adjusted EBITDA was $98 million for the three months ended September 25, 2021, an increase of $29 million, compared to $69 million for the three months ended September 26, 2020.

For the nine months ended September 25, 2021, we recognized net income of $48 million, or $0.29 per diluted share, compared to a net loss of $3 million, or $0.03 per diluted share, for the nine months ended September 26, 2020. The increase was primarily due to an increase in revenue, primarily related to the acquisition of ICWG and a number of tuck-in acquisitions, as well as organic growth from store growth and same store sales growth and lower interest expense, partially offset by an increase in operating expenses and income tax expense related associated with this growth. This was also partially offset by a $45 million loss on debt extinguishment related to the write-off of unamortized discount associated with the early termination of the Car Wash Senior Credit Facilities and a $6 million increase in net loss on foreign currency transactions. Adjusted Net Income was $116 million for the nine months ended September 25, 2021, an increase of $74 million, compared to $42 million for the nine months ended September 26, 2020. The increase in Adjusted Net Income was primarily due to an increase in revenue, primarily related to the acquisition of ICWG and a number of tuck-in acquisitions, as well as organic growth from store growth and same store sales growth and lower interest expense, partially offset by an increase in operating expenses and income tax expense associated with this growth. Adjusted EBITDA was $277 million for the nine months ended September 25, 2021, an increase of $137 million, compared to $140 million for the nine months ended September 26, 2020.

Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of performance. For a discussion of our use of these non-GAAP measures and a reconciliation from net income (loss) to Adjusted Net Income and Adjusted EBITDA, see “Reconciliation of Non-GAAP Financial Information”.

Strong operational execution, improving consumer and driving trends and acquisitions led to total system-wide sales of $1.2 billion during the three months ended September 25, 2021, an increase of 28% from the three months ended September 26, 2020. Total system-wide sales were $3.4 billion during the nine months ended September 25, 2021, an increase of 39% from the nine months ended September 26, 2020. The outbreak of COVID-19 led to adverse impacts on global economies, including the U.S., Canada and Europe during fiscal year 2020 which continued into fiscal year 2021. While COVID-19 did not have a material adverse effect on our business operations for the three and nine months ended September 25, 2021, an increased level of volatility and uncertainty still exists, and we are continuing to monitor any potential impact to our business.
Key Performance Indicators

Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales. System-wide sales represent the total of net sales for our franchised, independently-operated and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores. Franchise royalties and fees revenue represented 10% and 14% of our total revenue for the three months ended September 25, 2021 and September 26, 2020, respectively, and 10% and 15% for the nine months ended September 25, 2021 and September 26, 2020, respectively. For the three months ended September 25, 2021 and September 26, 2020, approximately 98% and 95%, respectively, of franchise royalties and fees revenue is attributable to royalties, with the remaining balance attributable to license and development fees. For the nine months ended September 25, 2021 and September 26, 2020, approximately 98% and 91% respectively, of franchise royalties and fees revenue is attributable to royalties, with the remaining balance attributable to license and development fees. Revenue from company-operated stores represented 58% and 53% our total revenue for the three months ended September 25, 2021 and September 26, 2020, respectively, and 56% and 53% for the nine months ended September 25, 2021 and September 26, 2020, respectively. Revenue from independently-operated stores represented 13% and 15% of our total revenue for the three and nine months ended September 25, 2021, respectively.
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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 5 in our consolidated financial statements for a reconciliation of income before taxes to Segment Adjusted EBITDA for the three and nine months ended September 25, 2021 and September 26, 2020.

The following table sets forth our key performance indicators for the three and nine months ended September 25, 2021 and September 26, 2020:

	Three months ended		Nine months ended
(in thousands, except store count or as otherwise noted)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$333,779	$267,325	$932,890	$714,943
Car Wash	122,046	59,181	357,341	59,181
Paint, Collision & Glass	620,302	506,368	1,760,313	1,399,200
Platform Services	120,290	103,857	307,120	246,302
Total	$1,196,417	$936,731	$3,357,664	$2,419,626
System-Wide Sales by Business Model:
Franchised Stores	$934,721	$765,348	$2,593,373	$2,065,692
Company-Operated Stores	213,755	140,788	603,808	323,339
Independently-Operated Stores	47,941	30,595	160,483	30,595
Total	$1,196,417	$936,731	$3,357,664	$2,419,626
Store Count
Store Count by Segment:
Maintenance	1,506	1,371	1,506	1,371
Car Wash	1,018	939	1,018	939
Paint, Collision & Glass	1,647	1,676	1,647	1,676
Platform Services	201	199	201	199
Total	4,372	4,185	4,372	4,185
Store Count by Business Model:
Franchised Stores	2,809	2,739	2,809	2,739
Company-Operated Stores	831	706	831	706
Independently-Operated Stores	732	740	732	740
Total	4,372	4,185	4,372	4,185
Same Store Sales %
Maintenance	17.0%	5.6%	24.4%	(3.7%)
Car Wash	6.2%	N/A	6.2%	N/A
Paint, Collision & Glass	10.8%	(7.3%)	12.2%	(9.2%)
Platform Services	15.8%	12.0%	24.7%	3.9%
Total	12.8%	(0.6%)	16.9%	(5.9%)
Segment Adjusted EBITDA
Maintenance	$47,894	$34,774	$132,895	$82,579
Car Wash	37,999	17,739	115,223	17,739
Paint, Collision & Glass	22,039	23,231	61,534	50,119
Platform Services	16,254	13,306	44,864	36,740
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

The following table provides a reconciliation of Net income to Adjusted Net Income and Adjusted Earnings per Share:

Adjusted Net Income/Adjusted Earnings per Share

	Three months ended		Nine months ended
(in thousands, except per share data)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$33,086	$4,111	$48,321	$3,255
Acquisition related costs(a)	636	12,076	2,674	13,287
Non-core items and project costs, net(b)	1,357	(2,690)	3,910	(926)
Sponsor management fees(c)	—	4,278	—	5,357
Straight-line rent adjustment(d)	2,548	485	8,391	3,124
Equity-based compensation expense(e)	933	(182)	2,944	508
Foreign currency transaction (gain) loss, net(f)	1,074	(2,230)	6,356	55
Bad debt expense(g)	—	—	—	2,842
Asset impairment and closed store expenses(h)	313	741	3,005	7,621
Loss on debt extinguishment(i)	—	673	45,576	673
Amortization related to acquired intangible assets(j)	4,665	4,043	13,875	11,693
Provision for uncertain tax positions(k)	(251)	2,810	(251)	2,810
Adjusted net income before tax impact of adjustments	44,361	24,115	134,801	50,299
Tax impact of adjustments(l)	(886)	(1,839)	(18,968)	(8,461)
Adjusted net income	43,475	22,276	115,833	41,838
Net income (loss) attributable to non-controlling interest	(38)	32	(68)	(34)
Adjusted net income attributable to Driven Brands Holdings Inc.	$43,513	$22,244	$115,901	$41,872

Adjusted earnings per share(m)
Basic	$0.26	$0.20	$0.71	$0.43
Diluted	$0.26	$0.20	$0.69	$0.43

Weighted average shares outstanding(m)
Basic	162,635	111,950	160,030	96,643
Diluted	166,630	111,950	163,968	96,643

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

The following table provides a reconciliation of Net income to Adjusted EBITDA:

Adjusted EBITDA
	Three months ended		Nine months ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$33,086	$4,111	$48,321	$3,255
Income tax expense	11,880	5,888	24,445	6,109
Interest expense, net	17,688	29,594	52,390	64,973
Depreciation and amortization	28,447	16,221	78,722	32,656
EBITDA	91,101	55,814	203,878	106,993
Acquisition related costs(a)	636	12,076	2,674	13,287
Non-core items and project costs, net(b)	1,357	(2,690)	3,910	(926)
Sponsor management fees(c)	—	4,278	—	5,357
Straight-line rent adjustment(d)	2,548	485	8,391	3,124
Equity-based compensation expense(e)	933	(182)	2,944	508
Foreign currency transaction (gain) / loss, net(f)	1,074	(2,230)	6,356	55
Bad debt expense(g)	—	—	—	2,842
Asset impairment and closed store expenses(h)	313	741	3,005	7,621
Loss on debt extinguishment(i)	—	673	45,576	673
Adjusted EBITDA	$97,962	$68,965	$276,734	$139,534
a.Consists of acquisition costs as reflected within the consolidated statements of operations, including legal, consulting and other fees and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
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
j.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statements of operations.
k.Represents uncertain tax positions recorded for Canadian tax positions inclusive of interest and penalties.
l.Represents the tax impact of adjustments associated with the reconciling items between net income and Adjusted Net Income, excluding the provision for uncertain tax positions and valuation allowance for certain deferred taxes. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 38%, depending upon the tax attributes of each adjustment and the applicable jurisdiction.
m.Share and per share amounts have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 in the accompanying consolidated financial statements for additional information.

Results of Operations for the three months ended September 25, 2021 compared to the three months ended September 26, 2020
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the Consolidated Statements of Operations.
Revenue

	Three months ended
(in thousands)	September 25, 2021	September 26, 2020	Change
Franchise royalties and fees	$38,953	$36,520	$2,433	7%
Company-operated store sales	213,755	140,788	72,967	52%
Independently-operated store sales	47,941	30,595	17,346	57%
Advertising fund contributions	19,762	14,927	4,835	32%
Supply and other revenue	50,737	44,932	5,805	13%
Total revenue	$371,148	$267,762	$103,386	39%
Franchise Royalties and Fees
Franchise royalties and fees increased $2 million due to same store sales growth as well as a net increase of 70 franchise stores primarily within the Maintenance segment. Franchise system-wide sales increased by $169 million.

Company-operated Store Sales
Company-operated store sales increased $73 million primarily due to ICWG and other tuck-in acquisitions, the addition of 125 company-operated stores year-over-year and same store sales growth. The Car Wash segment company-operated store sales increased by $46 million due to the ICWG and other tuck-in acquisitions and same store sales growth. Only 2 months of revenue related to ICWG sales was included for the three months ended September 26, 2020 as ICWG was acquired in early August 2020 while a full quarter of activity is included for the current year quarter.

Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of the international car wash locations) increased $17 million as only 2 months of revenue related to ICWG sales were included for three months ended September 26, 2020 as ICWG was acquired in early August 2020 while a full quarter of activity was included for the current year quarter. Independently-operated store sales also increased due to same store sales growth.

Advertising Fund Contributions
Advertising fund contributions increased by $5 million primarily due to an increase in franchise system-wide sales of approximately $169 million from same store sales growth and additional net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $6 million primarily from growth in product and service revenue within the Platform Services and Maintenance segments due to an increase in system wide sales. The Car Wash segment Supply and other revenue increased by $2 million primarily due to the ICWG and other tuck-in acquisitions.

Operating Expenses

	Three months ended
(in thousands)	September 25, 2021	September 26, 2020	Change
Company-operated store expenses	$130,520	$85,668	$44,852	52%
Independently-operated store expenses	27,764	17,995	9,769	54%
Advertising fund expenses	19,762	14,927	4,835	32%
Supply and other expenses	28,330	25,813	2,517	10%
Selling, general, and administrative expenses	71,565	56,586	14,979	26%
Acquisition costs	636	12,076	(11,440)	(95)%
Store opening costs	666	119	547	460%
Depreciation and amortization	28,447	16,221	12,226	75%
Asset impairment charges and lease terminations	(270)	321	(591)	(184)%
Total operating expenses	$307,420	$229,726	$77,694	34%
Company-Operated Store Expenses
Company-operated store expenses increased $45 million. The increase in expenses is commensurate with the increase in Company-operated store sales from acquisitions and same store sales growth.

Independently-Operated Store Expenses
Independently-operated store expenses, which are entirely related to the Car Wash segment, increased $10 million which is commensurate with the increase in Independently-operated store sales from acquisitions and same store sales growth.

Advertising Fund Expenses
The $5 million increase in advertising fund expenses represents a commensurate increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses increased $3 million which is commensurate with the growth in Supply and other revenue.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $15 million primarily due to $9 million of increased employee compensation and other employee-related expenses driven primarily by acquisitions and a $4 million increase in professional service fees.

Acquisition Costs
Acquisition costs decreased $11 million. The three months ended September 25, 2021 had costs associated with several tuck-in acquisitions, which were offset by a $4 million favorable contingent consideration adjustment related to the Fix Auto acquisition while the three months ended September 26, 2020 had costs associated the acquisition of ICWG.
Store Opening Costs
Store opening costs increased by $1 million due to an increase in company-operated new store openings and conversions of acquired stores to the Take 5 brand. There were eight new company-operated store openings and three Take 5 store conversions in the three months ended September 25, 2021, compared to six company-operated store openings and zero Take 5 store conversions during the three months ended September 26, 2020.

Depreciation and Amortization
Depreciation and amortization expense increased $12 million due to additional fixed assets and finite-lived intangible assets recognized in conjunction with recent acquisitions and higher current period capital expenditures.

Asset Impairment Charges and Lease Terminations
Asset impairment charges decreased by $1 million primarily due to a $1 million favorable lease termination in the current year quarter.

Interest Expense, Net

	Three months ended
(in thousands)	September 25, 2021	September 26, 2020	Change
Interest expense, net	$17,688	$29,594	$(11,906)	(40)%
Interest expense, net decreased $12 million as a result of lower average debt outstanding and lower average interest rate in the current period. The repayment of the higher interest rate Car Wash Senior Credit Facilities more than offset borrowings under the Driven Holdings Revolving Credit Facility.
Loss (Gain) on Foreign Currency Transactions, Net

	Three months ended
(in thousands)	September 25, 2021	September 26, 2020	Change
Loss (gain) on foreign currency transactions, net	$1,074	$(2,230)	$3,304	(148)%
The loss on foreign currency transactions for the three months ended September 25, 2021 is comprised of a $3 million net remeasurement loss on our foreign third party long-term debt and intercompany notes, partially offset by $2 million of unrealized gains incurred on foreign currency hedges that are not designated as hedging instruments. The gain on foreign currency transactions for the three months ended September 26, 2020 is comprised of a $1 million net remeasurement gain on our foreign third party long-term debt and foreign intercompany notes and $1 million translation gain on other foreign currency transactions.

Loss on Debt Extinguishment

	Three months ended
(in thousands)	September 25, 2021	September 26, 2020	Change
Loss on debt extinguishment	$—	$673	$(673)	100%

The loss on debt extinguishment for the three months ended September 26, 2020 was due to the write-off of remaining unamortized debt issuance costs associated with the repayment of a bridge loan used to finance certain 2020 acquisitions.

Income Tax Expense

	Three months ended
(in thousands)	September 25, 2021	September 26, 2020	Change
Income tax expense	$11,880	$5,888	$5,992	102%
Income tax expense increased by $6 million. The effective income tax rate for the three months ended September 25, 2021 was 26.4% compared to 58.9% for the three months ended September 26, 2020. The decrease in rate was primarily driven by an increase in income before taxes relative to the tax effects of our permanent differences for the three months ended September 25, 2021, and a tax benefit for the three months ended September 25, 2021 compared to an income tax expense for the three months ended September 26, 2020 related to uncertain tax positions.
Results of Operations for the nine months ended September 25, 2021 compared to the nine months ended September 26, 2020
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Independently-operated store sales and expenses are derived from our acquisition of ICWG and are only reflected in the results of operations from the August 3, 2020 acquisition date through the end of our current period.
Revenue

	Nine months ended
(in thousands)	September 25, 2021	September 26, 2020	Change
Franchise royalties and fees	$107,240	$94,214	$13,026	14%
Company-operated store sales	603,808	323,339	280,469	87%
Independently-operated store sales	160,483	30,595	129,888	425%
Advertising fund contributions	56,665	42,429	14,236	34%
Supply and other revenue	147,199	125,115	22,084	18%
Total revenue	$1,075,395	$615,692	$459,703	75%
Franchise Royalties and Fees
Franchise royalties and fees increased $13 million primarily due to same store sales growth as well as additional franchised stores augmented by the acquisition of Fix Auto in April 2020. Franchised system-wide sales increased $528 million, of which approximately $156 million related to the acquisition of Fix Auto.

Company-operated Store Sales
Company-operated store sales increased $280 million primarily due to the addition of 125 company-operated stores year-over-year, the acquisition of ICWG and other car wash tuck-in acquisitions and same store sales growth. Only 2 months of revenue related to ICWG sales were included for nine months ended September 26, 2020 as ICWG was acquired in early August 2020 while a full period of activity was included for the current period. The acquisition of ICWG and other car wash sites generated approximately $168 million of incremental Company-operated store sales for the nine months ended September 25, 2021.

Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of the international car wash locations) increased $130 million as only 2 months of revenue related to ICWG sales were included for the nine months ended September 26, 2020 as ICWG was acquired in early August 2020, while nine months of activity was included for the current year period. Independently-operated store sales also increased due to same store sales growth.

Advertising Fund Contributions
Advertising fund contributions increased by $14 million primarily due to a $528 million increase in franchised system-wide sales from same store sales growth and additional net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $22 million primarily due to growth in product and service revenue within the Platform Services and Maintenance segments due to an increase in system wide sales. The acquisition of ICWG and other car wash sites also generated approximately $5 million of incremental Supply and other revenue for the nine months ended September 25, 2021.

Operating Expenses

	Nine months ended
(in thousands)	September 25, 2021	September 26, 2020	Change
Company-operated store expenses	$367,095	$202,333	$164,762	81%
Independently-operated store expenses	89,664	17,995	71,669	398%
Advertising fund expenses	56,665	42,429	14,236	34%
Supply and other expenses	80,417	70,167	10,250	15%
Selling, general, and administrative expenses	218,549	153,107	65,442	43%
Acquisition costs	2,674	13,287	(10,613)	(80)%
Store opening costs	1,360	1,921	(561)	(29)%
Depreciation and amortization	78,722	32,656	46,066	141%
Asset impairment charges	3,161	6,732	(3,571)	(53)%
Total operating expenses	$898,307	$540,627	$357,680	66%
Company-Operated Store Expenses
Company-operated store expenses increased $165 million which is commensurate with the increase in Company-operated store sales from the addition of new stores, acquisitions and same store sales growth. Company-operated store expenses continue to increase at a slower rate than company-operated store sales due to effective cost management and operational leverage.

Independently-Operated Store Expenses
Independently-operated store expenses increased $72 million which is commensurate with the increase in Independently-operated store sales from the acquisition of ICWG and same store sales growth. Independently-operated store expenses continue to increase at a slower rate than Independently-operated store sales due to effective cost management and operational leverage.
Advertising Fund Expenses
The $14 million increase in advertising fund expenses represents a commensurate increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses increased $10 million, commensurate with the growth in Supply and other revenue.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $65 million due to $43 million of increased employee compensation and other employee-related expenses primarily resulting from acquisitions as well as $9 million increase in marketing expenses, and a $12 million increase in professional service fees including $5 million in IPO-related costs.

Acquisition Costs
Acquisition costs decreased $11 million. The nine months ended September 25, 2021 had costs associated with a number of tuck-in acquisitions which were offset by a $4 million favorable contingent consideration adjustment related to the Fix Auto acquisition while the nine months ended September 26, 2020 had costs associated with the acquisitions of ICWG and Fix Auto.
Store Opening Costs
Store opening costs decreased $1 million due to a decrease in company-operated new store openings and conversions of acquired stores to the Take 5 brand. There were 18 new company-operated store openings and 4 Take 5 store conversions in the nine months ended September 25, 2021, compared to 23 company-operated store openings and 12 Take 5 store conversions during the nine months ended September 26, 2020.

Depreciation and Amortization
Depreciation and amortization expense increased $46 million due to additional property and equipment and definite-lived intangible assets recognized in conjunction with recent acquisitions and higher current period capital expenditures.

Asset Impairment Charges
Asset impairment charges decreased $4 million due to fewer impairments related to property and equipment and operating lease right-of-use assets at closed locations and a $1 million favorable lease termination in the current year period.

Interest Expense, Net

	Nine months ended
(in thousands)	September 25, 2021	September 26, 2020	Change
Interest expense, net	$52,390	$64,973	$(12,583)	(19)%
Interest expense, net decreased $13 million as a result of lower average debt outstanding and lower average interest rates for the nine months ended September 25, 2021. The higher interest rate 2015-1 and Series 2016-1 Senior Securitization Notes were repaid in December 2020, substantially replaced by the issuance of lower interest rate Series 2020-2 Securitization Senior Notes. Also, the higher interest rate Car Wash Senior Credit Facilities acquired as part of the ICWG acquisition in August 2020 were repaid in January 2021 from proceeds from the IPO, partially offset by borrowings under the Driven Holdings Revolving Credit Facility during the nine months ended September 25, 2021.

Loss on Foreign Currency Transactions, Net

	Nine months ended
(in thousands)	September 25, 2021	September 26, 2020	Change
Loss on foreign currency transactions, net	$6,356	$55	$6,301	11456%
The loss on foreign currency transactions for the nine months ended September 25, 2021 is comprised of a $9 million remeasurement loss on our foreign third party long-term debt and intercompany notes, partially offset by $3 million of unrealized gains incurred on foreign currency hedges that are not designated as hedging instruments. The loss on foreign currency transactions for the nine months ended September 26, 2020 is comprised of a remeasurement loss on our foreign third party long-term debt and intercompany notes of less than $1 million, partially offset by unrealized gains incurred on foreign currency hedges that are not designated as hedging instruments of less than $1 million.

Loss on Debt Extinguishment

	Nine months ended
(in thousands)	September 25, 2021	September 26, 2020	Change
Loss on debt extinguishment	$45,576	$673	$44,903	6672%

The loss on debt extinguishment for the nine months ended September 25, 2021 is due to the write-off of remaining unamortized discount associated with the settlement of the Car Wash Senior Credit Facilities. The loss on debt extinguishment for the three months ended September 26, 2020 was due to the write-off of remaining unamortized debt issuance costs associated with the repayment of a bridge loan used to finance certain 2020 acquisitions.
Income Tax Expense

	Nine months ended
(in thousands)	September 25, 2021	September 26, 2020	Change
Income tax expense	$24,445	$6,109	$18,336	300%
Income tax expense increased by $18 million. The effective income tax rate for the nine months ended September 25, 2021 was 33.6% compared to 65.2% for the nine months ended September 26, 2020. The decrease in the rate was primarily driven by profitable pre-tax operations, favorable discrete tax adjustments related to a non-deductible loss on debt extinguishment, tax deductible costs incurred related to the initial public offering and income tax benefits associated with our uncertain tax positions, all of which were partially offset by a change in the statutory tax rates in the United Kingdom, enacted during the nine months ended September 25, 2021.
Segment Results of Operations for the three months ended September 25, 2021 compared to the three months ended September 26, 2020
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Three months ended
(in thousands, unless otherwise noted)	September 25, 2021	September 26, 2020	Change
Franchise royalties and fees	$9,635	$6,971	$2,664	38%
Company-operated store sales	125,561	101,023	24,538	24%
Supply and other revenue	9,261	6,642	2,619	39%
Total revenue	$144,457	$114,636	$29,821	26%
Segment Adjusted EBITDA	$47,894	$34,774	$13,120	38%

System-Wide Sales
Franchised stores	$208,218	$166,302	$41,916	25%
Company-operated stores	125,561	101,023	$24,538	24%
Total System-Wide Sales	$333,779	$267,325	$66,454	25%
Store Count (in whole numbers)
Franchised stores	992	896	96	11%
Company-operated stores	514	475	39	8%
Total Store Count	1,506	1,371	135	10%
Same Store Sales %	17.0%	5.6%	N/A	N/A
Maintenance revenue increased $30 million for the three months ended September 25, 2021, as compared to the three months ended September 26, 2020. Company-operated store sales increased by $25 million primarily due to same store sales growth and 39 net new company operated stores. Franchise royalties and fees increased by $3 million primarily due a $42 million increase in franchised system-wide sales from same store sales growth and 96 additional net new franchise stores. Supply and other revenue increased by $3 million due to higher income resulting from higher system-wide sales.

Maintenance Segment Adjusted EBITDA increased $13 million primarily due to revenue growth, cost management and operational leverage. We continue to utilize a more efficient labor model at company-operated locations.

Car Wash

	Three months ended
(in thousands, unless otherwise noted)	September 25, 2021	September 26, 2020	Change
Company-operated store sales	$74,105	$28,586	$45,519	159%
Independently-operated store sales	47,941	30,595	17,346	57%
Supply and other revenue	1,516	4	1,512	37,800%
Total revenue	$123,562	$59,185	64,377	109%
Segment Adjusted EBITDA	$37,999	$17,739	20,260	114%

System-Wide Sales
Company-operated stores	74,105	28,586	45,519	159%
Independently-operated stores	47,941	30,595	17,346	57%
Total System-Wide Sales	$122,046	$59,181	62,865	106%
Store Count (in whole numbers)			—
Company-operated stores	286	199	87	44%
Independently-operated stores	732	740	(8)	(1)%
Total Store Count	1,018	939	79	8%
Same Store Sales %	6.2%	N/A	N/A	N/A

The Car Wash segment is comprised of our car wash sites throughout the United States, Europe and Australia. We established this operating segment in August 2020 from our acquisition of ICWG, which served as our entry point into the car wash market. See Note 3 to the consolidated financial statements for additional information on the ICWG and other tuck-in car wash acquisitions.
Car Wash Segment revenue increased by $64 million driven by a full quarter of ICWG acquisition revenue for the three months ended September 25, 2021 compared to the two post-acquisition months for the three months ended September 26, 2020, the addition of 79 net new stores primarily from a number of tuck in acquisitions and 6.2% same store sales growth.
Car Wash Segment Adjusted EBITDA increased by $20 million, primarily driven by higher sales as well as cost management and operational leverage.

Paint, Collision & Glass

	Three months ended
(in thousands, unless otherwise noted)	September 25, 2021	September 26, 2020	Change
Franchise royalties and fees	$20,280	$19,235	$1,045	5%
Company-operated store sales	12,723	9,556	3,167	33%
Supply and other revenue	17,572	18,281	(709)	(4)%
Total revenue	$50,575	$47,072	$3,503	7%
Segment Adjusted EBITDA	$22,039	$23,231	$(1,192)	(5)%

System-Wide Sales
Franchised stores	$607,579	$496,812	$110,767	22%
Company-operated stores	12,723	9,556	$3,167	33%
Total System-Wide Sales	$620,302	$506,368	$113,934	23%
Store Count (in whole numbers)
Franchised stores	1,617	1,645	(28)	(2)%
Company-operated stores	30	31	(1)	(3)%
Total Store Count	1,647	1,676	(29)	(2)%
Same Store Sales %	10.8%	(7.3)%	N/A	N/A

Paint, Collision & Glass revenue increased $4 million for the three months ended September 25, 2021, as compared to the three months ended September 26, 2020. The Company-operated store sales increased $3 million driven by same store sales growth at Company-operated stores. Franchise royalties and fees, which were impacted by differences in the revenue mix by brand, increased by $1 million primarily due to a $111 million increase in franchise system-wide sales from same store sales growth. Same store sales growth was driven by market share gains and the lifting of certain restrictions due to COVID-19 in 2021. Supply and other revenue decreased by $1 million primarily due to lower vendor rebates.

Paint, Collision & Glass Segment Adjusted EBITDA decreased $1 million due to lower income from vendor rebates and higher non-recurring costs which more than offset the increase from higher franchise and company-operated store revenues.

Platform Services

	Three months ended
(in thousands, unless otherwise noted)	September 25, 2021	September 26, 2020	Change
Franchise royalties and fees	$9,038	$10,599	$(1,561)	(15)%
Company-operated store sales	1,465	1,686	(221)	(13)%
Supply and other revenue	31,558	27,370	4,188	15%
Total revenue	$42,061	$39,655	$2,406	6%
Segment Adjusted EBITDA	$16,254	$13,306	$2,948	22%

System-Wide Sales
Franchised stores	$118,825	$102,171	$16,654	16%
Company-operated stores	1,465	1,686	$(221)	(13)%
Total System-Wide Sales	$120,290	$103,857	$16,433	16%
Store Count (in whole numbers)
Franchised stores	200	198	2	1%
Company-operated stores	1	1	—	—%
Total Store Count	201	199	2	1%
Same Store Sales %	15.8%	12.0%	N/A	N/A
Platform Services revenue increased $2 million primarily due to higher revenue resulting from an increase in distribution sales to the Maintenance segment and higher franchise income resulting from same store sales growth.
Platform Services Segment Adjusted EBITDA increased $3 million primarily driven by revenue growth, cost management and operational leverage.

Segment Results of Operations for the nine months ended September 25, 2021 compared to the nine months ended September 26, 2020
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Nine months ended
(in thousands, unless otherwise noted)	September 25, 2021	September 26, 2020	Change
Franchise royalties and fees	$26,651	$21,028	$5,623	27%
Company-operated store sales	365,735	268,267	97,468	36%
Supply and other revenue	25,231	16,552	8,679	52%
Total revenue	$417,617	$305,847	$111,770	37%
Segment Adjusted EBITDA	$132,895	$82,579	$50,316	61%

System-Wide Sales
Franchised stores	$567,155	$446,676	$120,479	27%
Company-operated stores	365,735	268,267	97,468	36%
Total System-Wide Sales	$932,890	$714,943	$217,947	30%
Store Count (in whole numbers)
Franchised stores	992	896	96	11%
Company-operated stores	514	475	39	8%
Total Store Count	1,506	1,371	135	10%
Same Store Sales %	24.4%	(3.7%)	N/A	N/A
Maintenance revenue increased $112 million driven primarily by a $97 million increase in company-operated store sales from same store sales growth and 39 net new Company-operated stores. Franchise royalties and fees increased by $6 million primarily due to the $120 million increase in franchised system-wide sales from same store sales growth and 96 net new franchise stores. Supply and other revenue increased by $9 million due to higher income from higher system-wide sales.

Maintenance Segment Adjusted EBITDA increased $50 million primarily due to revenue growth, cost management and operational leverage. We continue to utilize a more efficient labor model at company-operated locations.

Car Wash

	Nine months ended
(in thousands, unless otherwise noted)	September 25, 2021	September 26, 2020	Change
Company-operated store sales	196,858	28,586	$168,272	589%
Independently-operated store sales	160,483	30,595	129,888	425%
Supply and other revenue	4,800	4	4,796	119,900%
Total revenue	$362,141	$59,185	$302,956	512%
Segment Adjusted EBITDA	$115,223	$17,739	$97,484	550%

System-Wide Sales
Company-operated stores	$196,858	28,586	$168,272	589%
Independently-operated stores	160,483	30,595	129,888	425%
Total System-Wide Sales	$357,341	$59,181	$298,160	504%
Store Count (in whole numbers)
Company-operated stores	286	199	87	44%
Independently-operated stores	732	740	(8)	(1)%
Total Store Count	1,018	939	$79	8%
Same Store Sales %	6.2%	N/A	N/A	N/A

Car Wash segment is comprised of our car wash sites throughout the United States, Europe and Australia. We established this operating segment in August 2020 as a result of our acquisition of ICWG, which served as our entry point into the car wash market. See Note 3 to the consolidated financial statements for additional information on the Car Wash acquisitions.

Car Wash segment revenue increased $303 million driven by nine months of ICWG acquisition revenue for the nine months ended September 25, 2021 compared to two post-acquisition months for the nine months ended September 26, 2020, the addition of 79 net new stores primarily due to a number of tuck in acquisitions, and 6.2% same store sales growth.

Car Wash Segment Adjusted EBITDA increased by $97 million primarily driven by revenue growth as well as cost management and operational leverage.

Paint, Collision & Glass

	Nine months ended
(in thousands, unless otherwise noted)	September 25, 2021	September 26, 2020	Change
Franchise royalties and fees	$57,578	$52,220	$5,358	10%
Company-operated store sales	37,672	21,613	16,059	74%
Supply and other revenue	49,791	47,287	2,504	5%
Total revenue	$145,041	$121,120	$23,921	20%
Segment Adjusted EBITDA	$61,534	$50,119	$11,415	23%

System-Wide Sales
Franchised stores	$1,722,641	$1,377,587	$345,054	25%
Company-operated stores	37,672	21,613	$16,059	74%
Total System-Wide Sales	$1,760,313	$1,399,200	$361,113	26%
Store Count (in whole numbers)
Franchised stores	1,617	1,645	(28)	(2)%
Company-operated stores	30	31	(1)	(3)%
Total Store Count	1,647	1,676	(29)	(2)%
Same Store Sales %	12.2%	(9.2)%	N/A	N/A

Paint, Collision & Glass revenue increased $24 million for the nine months ended September 25, 2021, as compared to the nine months ended September 26, 2020. Company-owned store revenue increased $16 million primarily due to same store sales growth. Franchise royalties and fees revenue, which were impacted by differences in the revenue mix by brand, increased $5 million due to a $345 million increase in franchised system-wide sales augmented by the acquisition of Fix Auto in April 2020 and same store sales growth. Supply and other revenue increased $3 million due to same store sales growth and higher franchise income from an increase in system wide sales. Same store sales growth was driven by market share gains and the lifting of certain restrictions due to COVID-19 in 2021.

Paint, Collision & Glass Segment Adjusted EBITDA increased $11 million primarily due to revenue growth as well as cost management and operational leverage.

Platform Services

	Nine months ended
(in thousands, unless otherwise noted)	September 25, 2021	September 26, 2020	Change
Franchise royalties and fees	$23,011	$21,377	$1,634	8%
Company-operated store sales	3,911	5,020	(1,109)	(22)%
Supply and other revenue	94,576	80,184	14,392	18%
Total revenue	$121,498	$106,581	$14,917	14%
Segment Adjusted EBITDA	$44,864	$36,740	$8,124	22%

System-Wide Sales
Franchised stores	$303,209	$241,282	$61,927	26%
Company-operated stores	3,911	5,020	$(1,109)	(22)%
Total System-Wide Sales	$307,120	$246,302	$60,818	25%
Store Count (in whole numbers)
Franchised stores	200	198	2	1%
Company-operated stores	1	1	—	—%
Total Store Count	201	199	2	1%
Same Store Sales %	24.7%	3.9%	N/A	N/A
Platform Services revenue increased $15 million primarily due to higher Supply and other revenue resulting from an increase in distribution sales to the Maintenance segment and higher franchise income from higher system-wide sales. Also, Franchise royalties and fees increased due to higher Franchised stores system-wide sales primarily from same store sales growth.
Platform Services Segment Adjusted EBITDA increased $8 million primarily driven by a combination of revenue growth and margin expansion through effective cost management and operational leverage.
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Cash flow from operations, supplemented with long-term borrowings and revolving credit facilities, have been sufficient to fund our operations while allowing us to make strategic investments to grow our business. We believe that our sources of liquidity and capital resources will be adequate to fund our operations, acquisitions, company-operated store development, other general corporate needs and the additional expenses we expect to incur for at least the next twelve months. We expect to continue to have access to the capital markets at acceptable terms. However, this could be adversely affected by many factors including a downgrade of our credit rating or a deterioration of certain financial ratios.
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
Driven Brands Funding, LLC (the “Master Issuer”), a wholly owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Master Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with the Securitization Senior Notes. Driven Holdings Revolving Credit Facility also has certain qualitative covenants. As of September 25, 2021, the Co-Issuers and Driven Holdings were in compliance with all covenants under its agreements.

At September 25, 2021, the Company had total liquidity of $268 million, which included $116 million in cash, cash equivalents and restricted cash, $100 million and $53 million of undrawn capacity on its variable funding securitization senior notes and Driven Holdings Revolving Credit Facility, respectively.
On September 29, 2021, Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation, each wholly owned indirect subsidiaries of the Company issued $450 million of 2021 Senior Notes bearing a fixed interest rate of 2.791% and a final legal maturity date of October 20, 2051 and an anticipated repayment date of October 20, 2028 (the “2021 Senior Notes”). The proceeds from the issuance of the 2021 Senior Notes were used to pay off the outstanding $247 million balance on the Driven Holdings Revolving Credit Facility with the remainder to be used for general corporate purposes including future acquisitions.
The following table illustrates the main components of our cash flows for the nine months ended September 25, 2021 and September 26, 2020 :

	Nine months ended
(in thousands)	September 25, 2021	September 26, 2020
Net cash provided by operating activities	$198,195	$66,455
Net cash used in investing activities	(462,721)	(26,549)
Net cash provided by financing activities	204,845	111,161
Effect of exchange rate changes on cash	(2,285)	468
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(61,966)	$151,535
Operating Activities
Net cash provided by operating activities was $198 million for the nine months ended September 25, 2021 compared to $66 million for the nine months ended September 26, 2020, primarily resulting from a $188 million increase in operating results, which was partially offset by a $56 million increase in net working capital.

Investing Activities
Net cash used in investing activities was $463 million for the nine months ended September 25, 2021 compared to $27 million for the nine months ended September 26, 2020. During the nine months ended September 25, 2021, there was a $451 million increase in net cash paid for acquisitions and $59 million increase in capital expenditures. These higher investing cash outflows were offset by proceeds received of $66 million from sale-leaseback transactions, $5 million from sale of property and equipment and $2 million from the sale of our At-Pac business during the nine months ended September 25, 2021 .
For the nine months ended September 25, 2021, we invested $94 million in capital expenditures, compared to $35 million for the nine months ended September 26, 2020. This increase is mostly due to new company-operated store openings within our Car Wash and Maintenance segments, as well as expenditures related to the maintenance of our existing store base and technology initiatives.
Financing Activities
Net cash provided by financing activities was $205 million for the nine months ended September 25, 2021 compared to $111 million for the nine months ended September 26, 2020. We received $761 million in proceeds from our IPO and the underwriters’ exercise of their over-allotment option, net of underwriting discounts and $247 million net proceeds from borrowings under the Driven Holdings Revolving Credit Facility during the nine months ended September 25, 2021. These were offset by the $722 million repayment of the Car Wash Senior Credit Facilities, $11 million repayment of senior securitization notes, $43 million repurchase of common stock and $22 million cash paid on the termination of interest rate swaps during the nine months ended September 25, 2021. We received $175 million from the issuance of senior securitization notes, which was offset by $39 million net repayment of revolving lines of credit and short-term debt, $12 million payments on long-term debt and $13 million in debt extinguishment costs during the nine months ended September 26, 2020. See Note 1 to our consolidated financial statements for additional information regarding our IPO, and Note 6 to our consolidated financial statements for additional information regarding the Company’s debt.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s annual report for the year ended December 26, 2020 for a complete discussion of the Company’s market risk. There have been no material changes in the Company’s market risk from those disclosed in the Company’s Form 10-K for the year ended December 26, 2020, other than the Company’s repayment of the Car Wash Senior Credit Facilities in January 2021, the Company’s execution of the income tax receivable agreement in connection with the IPO, the Company’s entry into the Driven Holdings Revolving Credit Facility, and the Company’s issuance of the 2021 Senior Notes. The repayment of debt and income tax receivable agreement impacted both the Company’s interest rate risk and foreign exchange risk. See Note 1 and Note 6 to the consolidated financial statements for additional details.

Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 25, 2021. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of September 25, 2021, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For a discussion of risk factors that could adversely affect our results of operations, financial condition, business reputation or business prospects, we refer you to Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, as supplemented by Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 26, 2021 and the following risk factor.

Mandatory COVID-19 vaccination of employees could impact our workforce and suppliers and have a material adverse effect on our business and results of operations.

Effective November 5, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (“OSHA Regulation”) requiring all employers with at least 100 employees (“Covered Employers”) to implement a COVID-19 vaccination policy that requires their employees to be vaccinated or to undergo weekly COVID-19 testing and wear a face covering at work. Covered Employers, such as the Company, will be required to provide paid time off for workers to get vaccinated and allow for paid leave for employees to recover from any side effects. The OSHA Regulation also requires Covered Employers to (i) determine the vaccination status of each employee, (ii) obtain acceptable proof of vaccination status from vaccinated employees and maintain records of such vaccinations, and (iii) require employees to provide prompt notice to the employer when they test positive for COVID-19 or receive a COVID-19 diagnosis. Covered Employers must comply with most of the requirements of the OSHA Regulation by December 5, 2021, and must comply with the testing requirement by January 4, 2022. Failure to comply with the OSHA Regulation may result in fines. Litigation challenging aspects of the OSHA Regulation has commenced, and we anticipate that further litigation and other actions challenging aspects of the OSHA Regulation may materialize, which could further complicate implementation of the OSHA Regulation.

The OSHA Regulation or similar mandatory vaccination or testing requirements that may become applicable to our employees may result in employee attrition, including attrition of critically skilled labor, difficulty in obtaining services, parts, and components from impacted suppliers, and increased costs, which could have a material adverse effect on our business, financial condition and results of operations.
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

Date: November 9, 2021

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

By:	/s/ Michael Beland
Name:	Michael Beland
Title:	Senior Vice President and Chief Accounting Officer