Form 10-K
period 2021-12-25
Driven Brands Holdings Inc.
filed 2022-03-18
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☐
Non-accelerated filer ☒

Accelerated filer ☐
Small reporting company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates, was approximately $1.3 billion as of June 26, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 11, 2022, there were 167,506,829 shares of Common Stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Driven Brands Holdings Inc.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this document, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our strategy, outlook and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; and (iv) the competitive environment in which we operate. Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions, and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause our results to vary from expectations include, but are not limited to:
•our ability to compete with other businesses in the automotive aftermarket industries, including other international, national, regional and local repair and maintenance shops, paint and collision repair shops, oil change shops, glass repair and replacement shops, car washes, automobile dealerships, and suppliers of automotive parts;
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
•changes in the availability or cost of labor, including health care-related or other costs;
•our ability to attract and retain qualified personnel;
•changes in interest rates, commodity prices, energy costs, foreign exchange rates and inflation which impact expenses;
•global events, including military conflicts
•the ability of our key suppliers, including international suppliers, to continue to deliver timely high-quality products to us at quantities and prices similar to historical levels;
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
•additional leverage incurred in connection with acquisitions or other capital expenditure initiatives;
•the effect of the media’s reports and social media on our reputation;
•the effectiveness of our marketing and advertising programs;
•weather and the seasonality of our operations;
•increased insurance and self-insurance costs;

•our ability to comply with existing and future health, employment, data privacy, environmental and other government regulations;
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
•catastrophic events, including war, terrorism and other international conflicts, public health issues (including the coronavirus pandemic and the availability of vaccinations) or natural disasters;
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

Item 1. Business.

Overview

Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,400 locations across 49 U.S. states and 14 other countries. Our scaled, diversified platform provides high-quality services to an extensive range of consumer and commercial customers who rely on their automobiles in all economic environments to get to work and in many other aspects of their daily lives. Our breadth of services cover a wide variety of automotive needs, including paint, collision, glass, and repair services, as well as a variety of high-frequency services, such as oil changes and car washes. Our asset-light business model has generated consistent recurring revenue and strong operating margins, with limited maintenance capital expenditures. Our network generated approximately $1.5 billion in revenue from approximately $4.5 billion in system-wide sales in 2021.

The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the last Saturday in December. Our 2021, 2020, and 2019 fiscal years, which ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively, consisted of 52 weeks.

We are the largest diversified automotive services platform in North America and have a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, and 1-800-Radiator & A/C®. Our brands have been providing quality services to retail and commercial customers around the world for over 350 years combined. We believe that the longevity and awareness of our brands, tenure of our franchisees, and the quality and value of our offerings resonate deeply with our customers. Maaco and Meineke have been operating since 1972 and are two of the most recognizable brands in the industry. In addition, Take 5 Oil Change has been operating since 1984, and CARSTAR has been in operation since 1989. Our brands are supported by highly qualified Driven Brands field operations team members, who provide training and operational expertise to our franchisees and company-operated and independently-operated locations to help them deliver best-in-class customer service and drive strong financial performance.

The Driven Brands platform enables our portfolio of brands to be stronger together than they are apart. We have invested heavily in the creation of unique and powerful shared services, which we believe provide each brand with more resources and produce better results than any individual brand could achieve on its own. Our locations are strengthened by ongoing training initiatives, targeted marketing enhancements, procurement savings, and cost efficiencies, driving revenue and profitability growth for both Driven Brands and for our franchisees. Our performance is further enhanced by a data analytics engine of approximately 22 billion data elements informed by customers across our thousands of locations at every transaction.

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

The execution of successful mergers and acquisitions is a core competency of the Driven Brands platform. We have invested in and built out a dedicated team and supporting infrastructure and processes to systematically source, perform due diligence on, acquire and integrate locations. Since 2015, we have completed more than 100 acquisitions. Notably, in August 2020 we acquired International Car Wash Group (“ICWG”), the world’s largest car wash company by location count with more than 900 locations across 14 countries. Our expansion into the car wash segment was further complemented by the tuck-in acquisitions of 17 additional car wash locations during the fourth quarter of 2020 and 110 locations in 2021. Additionally, we have grown our collision service offerings through the acquisitions of CARSTAR in 2015, ABRA in 2019, and Fix Auto USA (“Fix Auto”) in 2020. We have also expanded into adjacent, complementary service offerings, including oil change services through our acquisition of Take 5 in 2016 and glass services in 2019.

Our Growth Strategies

We plan to continue to grow our business by executing on the following strategies:

Grow Our Brands with New Locations

We have a proven track record of unit growth and believe our competitive strengths provide us with a solid financial and operational foundation to continue growing our footprint. Our franchise growth is driven both by new store openings as well as through conversions of independent market participants that do not have the benefits of our scaled platform. Our attractive unit economics, national brand recognition, strong insurance and fleet customer relationships, and beneficial shared services capabilities provide highly compelling economic benefits for our franchisees, resulting in a strong desire to join and stay within our network. As of December 25, 2021, we had agreements to open more than 900 new franchised units, which provides us with visibility into future franchise unit growth.

Additionally, we continue to expand our company-operated Take 5 quick lube footprint and our domestic company-operated car wash and glass repair and replacement businesses, through new greenfield openings as well as tuck-in acquisitions and conversions. The oil change, car wash and glass repair and replacement markets in North America are highly fragmented, providing significant runway for continued growth. The success of our company-operated locations is supported by our deep data analytics capabilities that use proprietary algorithms and insights to enable optimal site identification and selection. With low net start-up costs and strong sales ramp, company-operated locations provide highly attractive returns, and we believe there is ample whitespace in existing and adjacent markets for continued unit growth.

Continue to Drive Same Store Sales Growth

We have demonstrated an ability to drive attractive organic growth with positive same store sales performance over 13 of the past 14 years. We believe that we are well positioned to continue benefiting from this momentum by executing on the following growth levers:

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
•Continued Growth of Subscription Car Wash Revenue Model: In 2017 prior to Driven Brands ownership, ICWG introduced a subscription membership program across its domestic car wash stores, and revenue from this subscription program has grown to more than 47% of domestic car wash revenue in 2021. In addition to fostering strong customer loyalty to our stores, we believe the subscription program also generates predictable and recurring revenue and provides incremental data and customer insights, further strengthening our data analytics capabilities. We believe there is significant opportunity to continue to grow our subscription program.
•Leverage Data Analytics to Optimize Marketing, Product Offerings and Pricing: We have large, dedicated brand marketing funds supported by contributions from our franchisees, and in 2021 we collected and spent approximately $114 million for marketing across our brands. Insights from our data analytics engine enhance our marketing and promotional strategy to drive growth in unit-level performance. For instance, our proprietary data algorithms help optimize lead generation and conversion through personalized, targeted, and timely marketing promotions that provide customers with the optimal offer at the right time. In addition, our data provides insights that are enabling us to identify and roll out new product offerings, improve menu design, and optimize pricing structure across our brands. Use cases like these are regularly tested, refined, and deployed across our network to drive store performance.

Enhance Margins through Procurement Initiatives and Strengthening Platform Services

In addition to top-line growth, Driven Brands has also been able to leverage the strength of the platform to enhance margins for franchised, independently-operated, and company-operated locations through the following levers:

•Leverage Shared Services and Platform Scale: We expect to continue to benefit from margin improvements associated with our increasing scale and the growing efficiency of our platform. As a result of the investments we have made, we believe our shared services provide substantial operating leverage and can support a much larger business than we are today. Driven Brands has also been increasing margins through technology advancements to enhance in-store operations and deploy best-practice training initiatives across the portfolio.

•Utilize Purchasing Strength from Procurement Programs: Driven Brands currently provides franchisees, independently-operated, and company-operated locations with lower pricing on supplies than they could otherwise achieve on their own, thereby augmenting the value proposition to new and existing franchisees as well as the earnings of our independently-operated and company-operated locations. Our procurement programs provide us with recurring revenue via supplier rebates and product margin. As we continue to grow organically and through acquisition, we believe we are well-positioned to continue driving lower procurement pricing and more benefits to our overall system.

Pursue Accretive Acquisitions in Existing and New Service Categories

We believe that we are optimally positioned to continue our long and successful track record of acquisitions, both in our existing service categories, as well as into new, complementary ones, while also maintaining an actionable pipeline of M&A opportunities. Since 2015, we have completed more than 100 acquisitions, and since 2019, the Company expanded into both car wash and glass services, which have provided us with new organic and acquisition growth opportunities in two highly fragmented service categories. In addition, the evolving vehicle technology landscape provides numerous opportunities for Driven Brands to leverage its scale and core competencies to continue to expand our market share. We plan to capitalize on the highly fragmented nature of the automotive services industry by continuing to execute on accretive acquisitions using our proven acquisition strategy and playbook.

Our acquisition strategy is enhanced by our data analytics engine, which is powered by internally-collected data from consumers, their vehicles and services that are provided to us at each transaction, and further enriched by third-party data. This powerful data gathering capability results in more than 60 million data elements collected each month and a growing data repository with approximately 22 billion unique elements, which we use throughout our platform for improving our marketing and customer prospecting capabilities, measuring location performance, enhancing store-level operations, and optimizing our real estate site selection. As we grow organically and through acquisitions, we believe the power of our shared services and data analytics will grow and will continue to be a key differentiator for our business.

Segment Information

Our suite of automotive services include the following segments:

Maintenance

Our Maintenance segment is primarily comprised of the Take 5 Oil Change (“Take 5”) and Meineke Car Care Centers ("Meineke") brands. Our Maintenance brands service a combination of retail and commercial customers, such as fleet operators, through 1,505 total locations as of December 25, 2021. This excludes the 62 Drive N Style store locations, which are being marketed for sale. Our maintenance services include oil changes and other regularly scheduled or as-needed automotive services, including vehicle component repair and replacement.

Take 5 specializes in providing efficient drive-thru-style oil changes. Founded in 1984, Take 5’s 165 franchised and 543 company-operated locations as of December 25, 2021, primarily offer oil changes to retail and commercial customers. We believe Take 5 offers a best-in-class operating model through its convenient drive-thru stay-in-your-car format, simple, focused menu, industry-leading speed of service and low-pressure sales environment, which is designed to generate strong customer satisfaction, high frequency of use, and attractive unit level economics. Furthermore, Take 5’s compact store format and unique shallow pit design are intended to reduce upfront build out costs, increase efficiency, and provide real estate flexibility. Take 5’s franchising efforts are experiencing strong momentum and are expected to continue to drive long-term unit growth through its robust and growing pipeline of franchise commitments.

Our other maintenance services offered at 797 locations as of December 25, 2021 are 100% franchised and predominantly operate under the Meineke brand. Meineke is known as an automotive services industry pioneer and was founded in 1972. These stores offer an extensive set of total car care services to retail customers and commercial fleet programs, including maintenance, repair, and replacement of components, such as brakes, heating and cooling systems, exhaust, and tires. We believe Meineke is a strong, well-known brand with high brand awareness and customer satisfaction due to its high-quality service, extensive range of service offerings, and the convenience of a nationwide network of locations.

Car Wash

We are the world’s largest conveyor car wash company by location count with 1,058 total locations across North America, Europe and Australia. Our services primarily consist of express-style exterior car wash services that utilize an automated conveyor belt to pull vehicles along a track where they are machine washed.

Our car wash services in Europe and Australia are primarily offered through the IMO brand, which has a proud 55-year history providing express-style conveyor car wash services. IMO’s operations appeal to a broad consumer base seeking a low-cost and high-speed car wash at easily-accessible locations. Our 728 international locations operate an independent operator model, whereby a third-party is responsible for site-level labor and receives commissions based on a percent of site revenue from car washes, resulting in high margins and predictable free cash flow for Driven Brands. IMO also provides Driven Brands with a scaled international footprint from which to pursue future growth.

Since entering the North American market in 2015, we have grown to become the second-largest domestic operator of conveyor car wash sites with 330 company-operated locations across the United States. We believe that our highly-attractive value proposition, focused on affordability, convenience, and speed of service, resonates with our customers and encourages a high frequency of use in any economic environment. To further strengthen customer loyalty and visit frequency, we also utilize a subscription membership program, which in 2021, accounted for more than 47% of our domestic car wash revenue. As one of the few scaled players in the highly fragmented North American market, we believe we are well-positioned for continued unit growth, both through greenfield openings and tuck-in acquisitions.

Paint, Collision & Glass

Our Paint, Collision & Glass segment is primarily composed of the CARSTAR, ABRA, Fix Auto, Maaco and Uniban brands and serves both retail and commercial customers through 1,648 total locations as of December 25, 2021. Our collision services include full collision repair and refinishing services; our paint services include full body repainting and touch-up, surface preparation and protection, and refinishing and other cosmetic repairs; and our glass services include replacement, repair, and calibration services for automotive glass.

Our collision repair services are primarily offered through CARSTAR, ABRA and Fix Auto, which were founded in 1989, 1984, and 1997, respectively, and together comprise the largest franchised collision repair network in North America. Our 992 collision locations as of December 25, 2021 are 98% franchised and offer full collision repair and refinishing services in addition to other cosmetic repairs. We maintain collaborative relationships with the top insurance carriers in the United States and Canada, which generate more than 86% of our collision revenue.

Our paint services are offered through Maaco, which was founded in 1972. Our 425 franchised locations as of December 25, 2021 offer an extensive suite of services including paint services, surface preparation, protection and refinishing, reconditioning and other cosmetic external and internal repairs. Maaco primarily serves retail customers and commercial fleet operators and provides strong retail customer service at a much lower average price point than most collision centers, making it an economical option for minor auto body repair when customers prefer to not file a claim.

In 2021, our glass services were primarily offered through Uniban, founded in 1977 and known as a leader in the auto glass repair and replacement industry. Our glass services were offered through 214 franchised and 17 company-operated locations as of December 25, 2021, which primarily offer replacement, repair and calibration services for automotive glass with retail customers through their insurance carriers, as well as commercial fleet operators. We also offer technology-enabled glass claims management services for insurance carriers, which drives incremental business to our glass service locations and our distribution business and are complementary to our paint and collision businesses.

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

Our distribution services are primarily offered through 1-800-Radiator, which was founded in 2001 and is one of the largest franchised distributors in the automotive parts industry. 1-800-Radiator’s 201 locations, as of December 25, 2021, are over 99% franchised and distribute a broad, diverse mix of long-tail automotive parts, including radiators, air conditioning components, and exhaust products to automotive repair shops, auto parts stores, body shops, and other auto repair outlets. 1-800-Radiator’s best-in-class operating model is fueled by proprietary algorithmic sourcing technology that enables franchisees to effectively order inventory, manage pricing, and deliver parts to customers within hours. Additionally, 1-800-Radiator’s extensive distribution relationships provide Driven Brands with deep data insights and a large, actionable list of prospective acquisition targets, complementing the attractive free cash flow generation of the business.

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

Franchising Strategy

We rely on our franchising strategy to grow certain of our brands’ footprints in a capital efficient manner. Our franchise model leverages our proven brand playbooks, the market planning and site selection capabilities of our best-in-class development team, and the local market expertise of highly-motivated owners. Our attractive unit economics, national brand recognition, strong commercial fleet and insurance customer relationships and beneficial shared service capabilities provide highly compelling economic benefits for our franchisees, resulting in a strong desire to join and stay within our network. As of December 25, 2021, we have agreements to open more than 900 new franchised units, which provides us with clear visibility into future franchise unit growth.

We have a strong track record of opening stores with existing and new franchisees, and we follow strict guidelines in selecting and approving franchisees, who go through extensive interview processes, background checks and are subject to financial and net-worth-based requirements.

Company-Operated Store Strategy

Our company-operated store strategy involves growing our Take 5, domestic car wash and domestic glass repair and replacement footprint through a combination of greenfield openings, as well as acquiring and converting stores based on our focused market expansion plan. Our best-in-class simple operating model, minimal labor requirements and low fixed costs drive highly attractive unit-level economics for our company-operated stores. Furthermore, Driven Brands’ acquisition and integration teams have a successful track-record of acquiring independent market participants and chains and converting them to our superior operating model. Our conversion playbook drives cost savings from procurement savings and general and administrative cost synergies, as well as consistent revenue growth following the conversion to our model and implementation of our operational improvements and data-driven marketing programs.

Franchise Agreements

For each of our franchisees across our brands, we enter into a franchise agreement covering standard terms and conditions. Under our franchise agreements, we generally grant franchisees the right to operate using our branding for an initial term (generally 5 to 20 years) with the option to renew their agreements. All proposed new store sites require formal approval from us. Generally, franchisees pay Driven Brands an initial franchise license fee and franchise royalties typically based on a percentage of gross sales. Franchisees also make or may be required to make contributions towards marketing funds, also typically based on a percentage of gross sales or, in some instances, based on a flat amount or weekly marketing budgets in the applicable designated marketing area.

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

We support our franchisees with brand-specific services (e.g., brand marketing, franchise support, operations and franchise sales) and comprehensive shared services (e.g., centralized marketing support, consumer insights, procurement program savings, commercial fleet, training, development, finance and technology services). Our franchisees also benefit from highly qualified Driven Brands operations team members who provide consistent best-practice training and operational expertise. These support services allow our franchisees to focus on the day-to-day operations of their stores and to provide their customers with high-quality service that our customers have come to associate with our brands.

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

We use a variety of marketing techniques to build awareness of, and create demand for, our brands and the products and services they offer. Our advertising strategy includes CRM, social and digital media, as well as television, print, radio and sponsorships. We have implemented highly professionalized and data-driven marketing practices and have dedicated brand marketing funds supported by contributions from our franchisees.

Industry Overview and Competition

We compete with a variety of service providers within the highly-fragmented automotive services and parts distribution market. Competitors include international, national, regional and local repair and maintenance shops, oil change shops, car washes, paint and collision repair shops, glass repair and replacement shops, automobile dealerships, and suppliers of automotive parts, including online retailers, wholesale distributors, hardware stores, and discount and mass market merchandise stores. Given the fragmentation of the industry, our competitors include a limited number of large providers of scale. Typically, our competitors offer services within one of our categories; however, few competitors offer services across multiple categories like Driven Brands. We believe the core competitive factors in our industry are scale, geographic reach, brand awareness, service pricing, speed and quality, and customer satisfaction.

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

Employees and Human Capital Resources

As of December 25, 2021, we employed approximately 9,900 full-time employees, including approximately 8,600 employees at company-operated locations. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain and motivate our employees, executive officers and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We strive for exceptional performance and results, which is why meritocracy is one of our core values. We provide employees the opportunity to grow and to be rewarded based on results.

Our franchises are independently owned and operated businesses. As such, employees of our franchisees are not employees of Driven Brands. Our independent operators at independently-operated car wash locations are responsible for the site-level labor and as such, are not employees of Driven Brands.

Impact of COVID-19

Commencing in December 2019, the novel strain of coronavirus (SARS-Cov-2) and the disease it causes (“COVID-19”), spread rapidly throughout the world. The global crisis resulting from the spread of COVID-19 has disrupted, and continues to disrupt, local, regional, and global economies and businesses in the United States and internationally. Because automotive services were generally deemed “essential” by most federal, state, provincial and local governmental authorities, substantially all of Driven Brands’ locations in the United States and Canada remained open despite the COVID-19 pandemic. Since our acquisition of ICWG in August 2020, most car wash sites in Europe and Australia have remained open, with temporary closures in certain jurisdictions. In addition, certain jurisdictions in Canada, as well as certain European countries, have been subject to stricter quarantine and shelter-at-home rules which may result in future closures.

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

Use of Website to Provide Information

From time to time, we have made and expect in the future to use our website as a channel of distribution of material information regarding the Company. Financial and other material information regarding the Company is routinely posted on our website and accessible at https://investors.drivenbrands.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. None of the information on our website is incorporated into this Annual Report.

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
•Changes in the tax laws of foreign jurisdictions could arise, including as a result of the project undertaken by the Organization for Economic Co-operation and Development (“OECD”) to combat base erosion and profit shifting (“BEPS”). The OECD has issued recommendations that, in some cases, make substantial changes to numerous long-standing tax positions and principles. These changes could increase tax uncertainty and may adversely affect our provision for income taxes.
•Our operations may be adversely impacted by higher health care costs.
•Higher tariffs, military conflicts and a global trade war may adversely affect our business and results of operations.
•We depend on key suppliers, including international suppliers, to deliver timely high-quality products at quantities and prices similar to historical levels.
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
•Our business may be impacted by strategic acquisitions, and we may not be able to achieve management’s estimate of Adjusted EBITDA.
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

Risks Related to Our Debt Agreements
•Our indebtedness could adversely affect our financial condition.
•We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.
•Our debt agreements have restrictive terms and our failure to comply with any of these terms could adversely affect our business.
•The Securitization Senior Notes Indenture governing the securitized debt facility may restrict the cash flow from the entities subject to the securitization to us and our subsidiaries.
•Developments with respect to the London Interbank Offered Rate (“LIBOR”) may affect our borrowings under our debt facilities.

Risks Related to Ownership of Our Common Stock
•Our stock price may fluctuate significantly and purchasers of our common stock could incur substantial losses.
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
•We are a “controlled company” within the meaning of NASDAQ rules, and Driven Equity Sub LLC, Driven Equity LLC, RC IV Cayman ICW Holdings Sub LLC and RC IV Cayman ICW Holdings LLC (collectively, our “Principal Stockholders”) have significant influence over decisions that require the approval of stockholders.
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
The automotive aftermarket industry is highly competitive, and we are subject to a wide variety of competitors across the “do it for me” (“DIFM”) and “do-it-yourself” (“DIY”) automotive services industries. Competitors include international, national, regional and local repair and maintenance shops, paint and collision repair shops, glass repair and replacement shops automobile dealerships, oil change shops, car wash businesses and suppliers of automotive parts, including online retailers, wholesale distributors, hardware stores, and discount and mass market merchandise stores. The large number and variety of market participants creates intense competition with respect to the scale, geographic reach, price, service, quality, brand awareness, customer satisfaction and adherence to various insurance carrier performance indicators. Some of our competitors have consolidated smaller and independent automotive services brands and shops to achieve additional efficiencies and economies of scale.
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
•changes in the availability or cost of labor, including health care-related or other costs;
•the timing of expenditures in anticipation of future sales at our locations;
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
•weather, natural disasters, pandemics, military conflicts and other catastrophic events and terrorist activities;
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
The operation of our locations requires both entry-level and skilled employees, and trained and experienced automotive field personnel may be in high demand and short supply at competitive compensation levels in some areas, which may result in increases in labor costs. From time to time, we, our franchisees and independent operators may experience difficulty hiring and maintaining such qualified personnel. Competition for employees and wage inflation may also result in difficulties in hiring and retaining key qualified personnel. In addition, the formation of unions may increase the operating expenses of our locations. Any such future difficulties could result in a decline in the sales and operating results of our locations, which could in turn materially and adversely affect our revenues, results of operations, business, and financial condition.

Insurance coverage may not be adequate, and increased self-insurance and other insurance costs could adversely affect our results of operations.
We and our franchisees maintain insurance, and these insurance policies may not be adequate to protect us from liabilities that we incur in our business. Certain extraordinary hazards, for example, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits, and policy payments made to us and franchisees may not be made on a timely basis. Any such loss or delay in payment could lead to a decline in the sales and operating results of our locations, which could in turn have a material and adverse effect on our revenues, results of operations, business, and financial condition.

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
The operation of our locations requires large quantities of automotive and car wash supplies. Our success depends in part on our ability to anticipate and react to changes in supply costs and availability, and we are susceptible to increases in primary and secondary supply costs as a result of factors beyond our control. These factors include general economic conditions, significant variations in supply and demand, seasonal fluctuations, pandemics, weather conditions, fluctuations in the value of currencies in the markets in which we operate, commodity market speculation and government regulations.

Higher supply costs or limited supply availability could reduce our profits, which in turn may materially and adversely affect our business and results of operations. This volatility could also cause us and our franchisees or independent operators to consider changes to our product delivery strategy and result in adverse adjustments to pricing of our services.

Tariffs imposed by the United States government, a global trade war and the conflict between Russia and Ukraine could increase our supply costs, which could materially and adversely affect our business and results of operations.
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
Additionally, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations including higher oil or other costs. The United States government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
Decreases in our product sourcing revenue could adversely affect our results of operations.
We provide our 1-800-Radiator franchisees with the ability to purchase certain products required to operate applicable locations. We supply franchisees and our company-operated locations with certain products required to operate applicable locations. We may also supply to third parties certain products. Although 1-800-Radiator franchisees may be required by their franchise agreements to purchase products from the 1-800-Radiator electronic network, they may not be required to do so in the future. Other franchisees may, but are not required to, purchase products from us, and may in the future decide not to do so. While it is our expectation that we will benefit from product sourcing income and pricing arrangements, there can be no assurance that such income and arrangements will continue to be renewed or replaced. Our failure to maintain our current product sourcing income could have a material adverse effect on our sales and profit margins, which in turn could materially and adversely affect our business and results of operations. We benefit from negotiated discounts with certain large oil and other suppliers based on our scale and ability to meet volume requirements. Our failure to negotiate beneficial terms in the future or failure to meet volume requirements could have a material adverse effect on our sales and profit margins. A portion of our distribution income is based on the growth and expansion of Take 5 quick lube locations as well as beneficial pricing negotiated with suppliers and ability to manage unit labor and shipping costs. Decreases in the volume of our purchases by or increases in costs of products, labor or shipping could have a material adverse effect on our sales and profit margins.

We depend on key suppliers, including international suppliers, to deliver timely high-quality products at quantities and prices similar to historical levels.
We recommend key suppliers (including our subsidiaries) to our franchisees, and our success is dependent on, among other things, our continuing ability to offer our services and products at prices similar to historical levels. Our suppliers may be adversely impacted by economic weakness and uncertainty, such as increased commodity prices, increased fuel costs, tight credit markets and various other factors, including transportation interruptions and labor shortages. In such an environment, our suppliers may seek to change the terms on which they do business with us in order to lessen the impact of any current and future economic challenges on their businesses or may cease or suspend operations. If we are forced to renegotiate the terms upon which we conduct business with our suppliers or find alternative suppliers to provide key products or services, it could adversely impact the profit margins at our locations, which in turn could materially and adversely affect our business and results of operations.

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
We and our franchisees are dependent upon frequent deliveries of automobile parts, motor oil and car wash and other supplies that meet our quality specifications. Shortages or interruptions in the supply of automobile products, motor oil or car wash and other supplies caused by unanticipated demand, problems in production or distribution, acts of terrorism, financial or other difficulties of suppliers, labor actions, inclement weather, natural disasters such as floods, drought and hurricanes, outbreak of disease, including coronavirus and pandemics, or other conditions could adversely affect the availability, quality and cost of supplies for such products, which could lower our revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees. The COVID-19 pandemic has and could continue to have these effects on the economy and our business. Such shortages or interruptions could reduce our sales and profit margins which in turn may materially and adversely affect our business and results of operations.

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

Our operations and financial performance has been affected by, and may continue to be affected by, the coronavirus outbreak (including the Delta and Omicron variants and any new strains or variants of the virus).
The global crisis resulting from the spread of COVID-19 has disrupted, and continues to disrupt, local, regional, and global economies and businesses in the countries in which we operate, as well as adversely affected workforces, customers, consumer sentiment, economies and financial markets, and has impacted our financial results. Because automotive services were generally deemed “essential” by most federal, state, provincial and local governmental authorities in the United States and Canada, substantially all of our locations remained open despite the COVID-19 pandemic. However, we have, from time to time, closed a limited number of locations and have modified work hours for employees and identified and implemented cost-savings measures throughout our operations.

The COVID-19, or coronavirus, outbreak has and may continue to cause disruptions in our supply chain and may adversely impact economic conditions in North America, Europe, Australia and elsewhere. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in the sales and operating results of our locations. In addition, the continuation of the global outbreak of coronavirus including the emergence of its variants may adversely affect the economies and financial markets of many countries and could result in a sustained reduction in the demand for our services and products, longer payment cycles, slower adoption of new technologies and/or increased price competition, as well as a reduction of workforce at our locations. A decline in the sales and operating results of our locations could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.

The extent to which the coronavirus impacts us will depend on future developments, including the duration, spread and severity of the pandemic, the extent of additional outbreaks, the effectiveness or duration of measures intended to contain or mitigate the spread of COVID-19 or prevent future outbreaks, the availability and effectiveness of vaccinations and the effect of these developments on overall demand in the automotive repair and service industries in the geographic regions in which we operate, all of which are highly uncertain and difficult to accurately predict.

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
Our securitized debt facility is secured by substantially all of the North American revenue-generating assets of the Company and its subsidiaries other than the assets in our Car Wash segment and certain other businesses, including all franchise agreements, material company-operated locations, material product distribution contracts and material intellectual property. Under certain circumstances, we may be terminated as manager of such assets of our subsidiaries under the securitized debt facility or following an event of default pursuant to the terms of such debt facility, the pledged assets under such facility may be foreclosed upon pursuant to the terms of the Securitization Senior Notes Indenture.

We may not be able to execute on our plans to open additional locations and enter new markets

If we are unable to successfully enter new markets and select appropriate sites for our locations, and if we and our franchisees are unable to construct new locations, complete remodels of our locations, or convert non-Driven Brands locations into our locations, our growth strategy may not succeed.

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

In particular, because a significant portion of the development of additional locations is likely to be funded by franchisee investment, our growth strategy is dependent on our existing and prospective franchisees’ ability to access funds to finance such development. We do not generally provide our franchisees with direct financing and therefore their ability to access borrowed funds generally depends on their independent relationships with various financial institutions. In addition, labor and material costs expended will vary by geographical location and are subject to general price increases. The timing of these improvements can affect the performance of a location, particularly if the improvements require the relevant location to be closed. If our existing and prospective franchisees are not able to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of additional locations. In addition, our growth strategy may take longer to implement and may not be as successful as expected. Both of these factors could reduce our competitiveness and future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.

Certain acquisitions could adversely affect our financial results.
We may pursue strategic acquisitions as part of our business strategy. There is no assurance that we will be able to find suitable acquisition candidates or be able to complete acquisitions on favorable terms, if at all. We may also discover liabilities or deficiencies associated with any companies acquired that were not identified in advance, which may result in unanticipated costs. The effectiveness of our due diligence review and ability to evaluate the results of such due diligence may depend upon the accuracy and completeness of statements and disclosures made or actions taken by the target companies or their representatives. As a result, we may not be able to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. In addition, we may not be able to successfully integrate acquired businesses and may incur significant costs to integrate and support acquired companies. Any of these factors could adversely affect our financial results.

Our business may be adversely impacted by additional leverage in connection with acquisitions and other capital expenditure initiatives.
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
Seasonal changes may impact the demand for our automotive repair and maintenance services and products. Customers may purchase fewer under car services during the winter months, when miles driven tend to be lower. Demand for collision repair and services may be lower outside of winter months, when collisions are typically less common due to improved driving conditions. Our 1-800 Radiator brand experiences seasonal fluctuations related to the sale of air conditioning and heating parts. In addition, customers may defer or forego car washes or vehicle maintenance, such as oil changes, at any time during periods of inclement weather. In our locations that sell or rotate tires, sales may decrease during the period from January through April and in September. Profitability of franchisees is also typically lower during months in which revenue composition is more heavily weighted toward tires, which is a lower margin category. In addition, profitability in certain areas of North America may be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher. Unusual fluctuations in demand for car wash or automotive repair and maintenance services and products could reduce our sales and profit margins, which in turn may materially and adversely affect our business and results of operations.

Our business may be adversely impacted by the geographic concentration of our locations.
Although the franchise agreements provide franchisees with varying degrees of exclusive areas and territory exclusivity, these territories may be relatively small, and overall there is a geographic concentration of our locations in certain countries, states, regions and provinces. As a result, economic conditions in particular areas may have a disproportionate impact on our business. As of December 25, 2021, there were locations in 49 states in the United States and 14 other countries. In the United States, our locations were most concentrated in California, Texas, Florida, Illinois and Ohio, in Canada our locations were most concentrated in Ontario and Quebec and in Europe our locations were most concentrated in the U.K. and Germany. Adverse economic conditions in countries, states, regions or provinces that contain a high concentration of our locations could have a material adverse impact on our sales and profit margins in the future, which in turn could materially and adversely affect our business and results of operations.

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
As part of our marketing efforts, we rely on print, television and radio advertisements, as well as search engine marketing, web advertisements, CRM, social media platforms and other digital marketing to attract and retain customers. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee or customer engagement. Customers are increasingly using internet sites and social media to inform their purchasing decisions and to compare prices, product assortment, and feedback from other customers about quality, responsiveness and customer service before purchasing our services and products. If we are unable to continue to develop successful marketing and advertising strategies, especially for online and social media platforms, or if our competitors develop more effective strategies, we could lose customers and sales could decline. In addition, a variety of risks are associated with the use of social media and digital marketing, including the improper disclosure of proprietary information, negative comments about or negative incidents regarding us, exposure of personally identifiable information, fraud or out-of-date information. The inappropriate use of social media and digital marketing vehicles by us, our franchisees, customers, employees or others could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Many social media platforms immediately publish the content, videos and/or photographs created or uploaded by their subscribers and participants, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of negative information related to our brands could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. The occurrence of any such developments could have an adverse effect on our business results and on our profits.

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

Companies that operate franchise systems may also be subject to claims for allegedly being a joint employer with a franchisee. The standard for joint employment liability has been in a state of flux over the last several years, and there is currently a high degree of uncertainty on how the standard will be applied to the franchise relationship under federal and state laws, rules and regulations. In August 2015, the National Labor Relations Board (the “NLRB”) adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. That standard increased the risk that franchisors could be held liable or responsible for unfair labor practices and other violations at franchised locations under the National Labor Relations Act and subject them to other liabilities and obligations. On February 25, 2020 the NLRB adopted a rule that reinstated the standard that existed prior to August 2015 thereby reducing the risk that franchisors might be held liable as a joint employer under the National Labor Relations Act as well for other violations and claims referenced above. However, it is possible that the August 2015 standard will be restored, or a more expansive rule adopted by the NLRB under the current administration or by other government agencies. Indeed, in December 2021, the NLRB announced that it will attempt to rework its joint employment standard. Further in July 2021, the U.S. Department of Labor (the “DOL”) announced a final rule to revise and update the definition of joint employer under the FLSA. The prior administration’s rule also clarified when additional factors may be relevant in determining whether a person is a joint employer, and identifies certain other factors that do not make joint employer status more or less likely under the FLSA, including the relationships that exist under the typical franchise business model. It is anticipated that the DOL will revert to the relatively more flexible (and probably more expansive) “economic realities” test for assessing whether employees are economically dependent on multiple employers, which may increase a franchisor’s risk liability compared to the joint employer standard in effect under the previous administration. The rules of the DOL do not affect the joint employer standard under the National Labor Relations Act or, as described above, potential liability as a joint employer under the National Labor Relations Act or other federal or state laws. Foreign concepts of joint-employment, co-employment and related employer status create similar risks in the international context, including with respect to our independent operator model in Europe.

Additionally, depending upon the outcome and application of certain legal proceedings pending or concluded in federal and state courts in California involving the wage and hour laws of California in another franchise system, franchisors may be subject to claims that their franchisees should be treated as employees and not as independent contractors under the wage and hour laws of California and, potentially, certain other states with similar wage and hour laws. Further, the California legislature enacted a statute known as Assembly Bill 5 (“AB-5”), which went into effect on January 1, 2020. AB-5 was aimed at “gig economy” workers, but more broadly adopts a stringent test for workers to be classified as independent contractors. Depending upon the application of AB-5, franchisors in certain industries could be deemed to be covered by the statute, in which event certain franchisees could be deemed to be employees of the franchisors. While many exceptions currently exist and active efforts to further narrow the reach of AB-5 continue, a bill (SB 967), which was introduced specifically to exempt the relationship between a franchisee and a franchisor from the scope of AB-5, died in the legislature. On November 3, 2020, the California electorate approved Proposition 22, the effect of which is to exempt app-based transportation (ride share) and delivery drivers from the application of AB-5 by treating these workers as independent contractors, rather than as employees, provided certain conditions are met. Proposition 22 does not affect how AB-5 applies to other businesses and workers. Further, on August 20, 2021, a California superior court ruled that Proposition 22 was unconstitutional, which decision has been appealed. If misclassification claims are successful against or applied to a a franchisor under AB-5 or any other similar existing or future state or federal law, the franchisor could be liable to its franchisees (and potentially their employees) based upon the rights and remedies available to employees under such laws and, thereafter, have to treat its franchisees (and potentially their employees) as the franchisor’s employees under these laws.

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

We may be deemed to be a joint employer with our franchisees under certain new federal laws, rules and regulations. Companies that operate franchise systems may be subject to claims for allegedly being a joint employer with a franchisee. The standard for joint employment liability has been in a state of flux over the last several years, and there is currently a high degree of uncertainty on how the standard will be applied to the franchise relationship under federal and state laws, rules and regulations. In August 2015, the National Labor Relations Board (the “NLRB”) adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. That standard increased risk that franchisors could be held liable or responsible for unfair labor practices and other violations at franchised locations under the National Labor Relations Act and subjected them to other liabilities and obligations. On February 25, 2020, the NLRB adopted a rule that reinstated the standard that existed prior to August 2015, thereby reducing the risk that franchisors might be held liable as a joint employer under the National Labor Relations Act as well as for other violations and claims. However, it is possible that the August 2015 standard will be restored, or a more expansive rule adopted by the NLRB under the current administration or by other government agencies. Indeed, in December 2021, the NLRB announced that it will attempt to rework its joint employment standard. In addition in July 2021, the U.S. Department of Labor (the “DOL”) announced a final rule to revise and update the definition of joint employer under the FLSA. [The final rule, which will became effective on October 5, 2021, rescinds a rule adopted by the previous administration, which narrowed the criteria under which multiple entities could be found to be joint employers under the FLSA and focused on a control-based test to the exclusion of economic dependence more generally. The prior administration’s rule also clarified when additional factors may be relevant in determining whether a person is a joint employer, and identified certain other factors that would not make joint employer status more or less likely under the FLSA, including the relationship that exists under the typical franchise business model. It is anticipated that the DOL will revert to the prior, relatively more flexible (and probably more expansive) “economic realities” test for assessing whether employees are economically dependent on multiple employers, which may increase a franchisor’s risk of liability compared to the joint employer standard in effect under the previous administration. The rules of the DOL do not affect the joint employer standard under the National Labor Relations Act or, as described above, potential liability as a joint employer under the National Labor Relations Act or other federal or state laws. Foreign concepts of joint-employment, co-employment and related employer status create similar risks in the international context, including with respect to our independent operator model in Europe.

Mandatory COVID-19 vaccination of employees could impact our workforce and suppliers and have a material adverse effect on our business and results of operations.

Effective November 5, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (“OSHA Regulation”) requiring all employers with at least 100 employees (“Covered Employers”) to implement a COVID-19 vaccination policy that requires their employees be fully vaccinated or tested weekly. Under the OSHA Regulation, Covered Employers must require their employees to be vaccinated or to undergo weekly COVID-19 testing and wear a face covering at work. Covered Employers, such as us, will be required to provide paid time off to workers to get vaccinated and allow for paid leave to recover from any side effects. The OSHA Regulation also requires Covered Employers to (i) determine the vaccination status of each employee, (ii) obtain acceptable proof of vaccination status from vaccinated employees and maintain records of such vaccinations and (iii) require employees to provide prompt notice when they test positive for COVID-19 or receive a COVID-19 diagnosis. Covered Employers are required to comply with most of the requirements of the OSHA Regulation by January 10, 2022, and must comply with the testing requirement by February 9, 2022. Failure to comply with the OSHA Regulation may result in fines.

The OSHA Regulation has been subject to multiple legal challenges, which have delayed its implementation. Most recently, the United States Supreme Court reinstated the injunction on the implementation of the OSHA Regulation on January 13, 2022. We anticipate that further litigation and other actions challenging aspects of the OSHA Regulation may materialize with OSHA seeking to enforce the OSHA Regulation in court. We anticipate that OSHA and other branches of the federal government may seek to effectuate a substantially similar iteration of the OSHA Regulation or alternatively seek alternative avenues for vaccination or testing requirements in the event the legal enforceability of the OSHA Regulation continues to be denied. Therefore it is not currently possible to predict with certainty the exact impact of the OSHA Regulation or of any substantially similar iteration of the OSHA Regulation on our business. The OSHA Regulation or similar mandatory vaccination or testing requirements that may become applicable to the our employees may result in employee attrition, including attrition of critically skilled labor, difficulty in obtaining parts, components and equipment from impacted suppliers, and increased costs which could have a material adverse effect on our business, financial condition and results of operations.

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

Certain governmental authorities and private litigants have asserted claims against franchisors for provisions in their franchise agreements which restrict franchisees from soliciting and/or hiring the employees of other franchisees or the applicable franchisor. Claims against franchisors for such “no-poaching” clauses include allegations that these clauses violate state and federal antitrust and unfair practices laws by restricting the free movement of employees of franchisees or franchisors (including both corporate employees and the employees of company-operated locations), thereby depressing the wages of those employees. All of our brands operating in the United States have had no-poaching clauses in their franchise agreements. In 2018, the Attorney General of the State of Washington issued civil investigative demands to a number of franchisors seeking information concerning no-poaching clauses in their franchise agreements. Beginning in January 2019, several brands, including ABRA, CARSTAR, Maaco, Meineke, Fix Auto and 1-800-Radiator & A/C, received civil investigative demands requesting information concerning their use of no-poaching clauses. To resolve objections to these clauses raised by the Washington Attorney General, these brands entered into an Assurance of Discontinuance with the state agreeing to no longer include such provision in any U.S. franchise agreement or renewal franchise agreement signed after the date of the Assurance of Discontinuance, to not enforce any such provisions in any of their existing franchise agreements and to notify their franchisees of these changes. In the case of Washington-based franchisees, these brands agreed to seek amendments to their franchise agreements removing the no-poaching clauses. No fines or other monetary penalties were assessed against the brands. Prior to receipt of the civil investigative demands, our then existing brands operating in the United States decided to delete the no-poaching clauses in their franchise agreements. All of our brands have notified franchisees that they do not intend to enforce the no-poaching clauses in their existing franchise agreements. Our brands operating outside of the United States also have decided to delete the no-poaching clauses, if any, contained in their franchise agreements, to the extent they are entering into new franchise agreements. Our brands may be subject to claims arising out of their prior inclusion of no-poaching clauses in their franchise agreements that may have restricted the employment opportunities of employees of our brands. Any adverse results in any cases or proceedings that may be brought against our brands by any governmental authorities or private litigants may materially and adversely affect our business and results of operations.

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
Our business, and the business of our suppliers, may be adversely affected by instability, disruption, or destruction caused by riots, civil insurrection, social unrest, man made disasters or crimes. In 2020, there were significant demonstrations and protests in cities throughout the United States. Though they were generally peaceful, in some locations they were accompanied by damage and loss of merchandise. These events resulted in closures of some of our locations, declines in customer traffic, and/or property damage and loss to some of our locations. Further, governmental authorities in affected cities and regions took actions in an effort to protect people and property while permitting lawful and non-violent protest, including curfews and restrictions on business operations, neither of which was disruptive to our operations nor harmed consumer confidence and perceptions of personal well-being and security. In addition, consumer reaction to any statements we or our franchisees or independent operators made in response to the protests, or to matters directly or indirectly related to the protests, could have been perceived in a way that negatively impacts our reputation, value and image. All of the foregoing, in the event of recurrence, may negatively affect our sales, which could have a material adverse effect on our business and results of operations.

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
Our success depends on our and our franchisees’ continued ability to use our trademarks in order to capitalize on our name-recognition, increase awareness of our brands and further develop our brands in the countries in which we operate. We have registered certain trademarks and have other trademark applications pending in the United States and certain foreign jurisdictions. Registrations for “Fix Auto USA” are owned and maintained by a third-party licensor. See “—We do not own certain software that is used in operating our business, and our proprietary platforms and tools incorporate open source software.” Not all of the trademarks that we use have been registered in all of the countries in which we do business or may do business in the future, and some trademarks may never be registered in all of these countries. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties (other than Mondofix in the case of “Fix Auto USA”) may have filed for “1-800 Radiator,” “ABRA,” “CARSTAR, “Econo Lube N’ Tune,” “Maaco,” “Meineke,” “Merlin”, “Pro Oil Change,” “Take 5 Oil Change,” “IMO” or similar marks in countries where we have not registered the brands as trademarks. Rights in trademarks are generally national in character, and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for trademarks that are the same or similar to our brands in countries where we have not registered our brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of our brands may result in liability for trademark infringement, trademark dilution or unfair competition. In addition, the laws of some countries do not protect intellectual property to the same extent as the laws of the United States and Canada. All of the steps we have taken to protect our intellectual property in the United States, Canada and in the foreign countries in which we operate may not be adequate.

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

Risks Related to our Indebtedness

Our substantial indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness. We have six series of securitization term notes, approximately $1.9 billion of which were outstanding as of December 25, 2021, and one series of variable funding notes, which had no outstanding balance as of December 25, 2021, pursuant to the Securitization Senior Notes Indenture. We also have a $500 million term loan outstanding and a $300 million revolving credit facility which had no outstanding balance as of December 25, 2021

Our obligations under the Securitized Term Notes are secured by substantially all of our and our subsidiaries’ North American revenue-generating assets other than the assets in our Car Wash segment. All obligations under the Term Loan Facility and Revolving Credit Facility are unconditionally guaranteed by Driven Brands Parent LLC, a wholly-owned subsidiary of the Company, which wholly-owns Driven Holdings, LLC (the “Borrower”) and each of the Borrower’sexisting and future direct and indirect, wholly-owned material domestic subsidiaries, subject to certain customary exclusions and exceptions. The obligations are secured by a perfected first priority security interest in, andmortgages on, substantially all of the Borrower’s assets and those of Driven Brands Parent LLC and each guarantor,including a pledge of the capital stock of all entities directly held by the Borrower or the guarantors (which pledge will be limited to 65% of the voting capital stock of first tier foreign subsidiaries in certain circumstances), in each case subject to customary exclusions and exceptions.

Subject to the limits contained in the documents governing our indebtedness, we may be able to incur substantial additional debt from time to time to finance capital expenditures, investments, acquisitions, or for other purposes. If we do incur substantial additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of indebtedness could have important consequences, including:

•limiting our ability to obtain additional financing to fund capital expenditures, investments, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flow to be dedicated to payments to service our indebtedness instead of other purposes, thereby reducing the amount of cash flow available for capital expenditures, investments, acquisitions and other general corporate purposes;
•increasing our vulnerability to and the potential impact of adverse changes in general economic, industry and competitive conditions;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and
•increasing our costs of borrowing.

In addition, the financial and other covenants we agreed to in our debt agreements may limit our ability to incur additional indebtedness, make investments, and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future.

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and, in particular, the ability of the assets securing our securitized debt facility to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our securitized notes, term loan or revolving credit facility or otherwise in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

The documents governing our indebtedness have restrictive terms and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.
Unless and until we repay all outstanding borrowings under our securitized debt facility and credit agreement, we will remain subject to the restrictive terms of these borrowings. The documents governing our indebtedness contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation and a springing financial maintenance covenant. These covenants limit the ability of certain of our subsidiaries to, among other things:
•sell assets;
•engage in mergers, acquisitions, and other business combinations;
•declare dividends or redeem or repurchase capital stock;
•incur, assume, or permit to exist additional indebtedness or guarantees;
•make loans and investments;
•incur liens; and
•enter into transactions with affiliates.

In certain circumstances, the documents governing our indebtedness also require us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we may not satisfy such a test. A breach of these covenants could result in a rapid amortization event, as described in the next paragraph, or default under the applicable debt facility. If amounts owed are accelerated because of a default and we are unable to pay such amounts, the investors may have the right to assume control of substantially all of the assets securing the applicable debt facility.

If we are unable to refinance or repay amounts under our debt agreements prior to the expiration of the applicable term or upon rapid amortization occurring as a result of a default, our cash flow would be directed to the repayment of our debt and, other than management fees sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.

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

On March 5, 2021, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month USD settings; and (b) immediately after June 30, 2023, in the case of the remaining USD settings. The U.S. Federal Reserve (the "Federal Reserve") has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. Although our debt facilities indexed to LIBOR include procedures for determining an alternate rate to LIBOR in the event LIBOR is phased-out or discontinued, uncertainty remains as to any such replacement rate and whether any such replacement rate may be higher or lower than LIBOR may have been.

The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. When LIBOR is discontinued, the interest rates of our LIBOR-indexed debt following such event will be based on either alternate base rates, such as SOFR, or agreed upon replacement rates. While such an event would not affect our ability to borrow or maintain already outstanding borrowings, it could lead to an increase in our borrowing costs.

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
On January 16, 2021, we entered into an income tax receivable agreement (the “Income Tax Receivable Agreement”), pursuant to which certain current or prior stockholders, including our Principal Stockholders, and our senior management team, have the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that we and our subsidiaries actually realize as a result of the realization of certain tax benefits associated with tax attributes existing as of the effective date of the Company’s initial public offering. These tax benefits, which we refer to as the Pre-IPO and IPO-Related Tax Benefits, include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that we have in our and our subsidiaries’ intangible assets, (ii) the utilization of certain of our and our subsidiaries’ U.S. federal and Canadian federal and provincial net operating losses, capital losses, non-capital losses, disallowed interest expense carryforwards and tax credits, if any, attributable to periods prior to the effective date of the Company’s initial public offering, (iii) deductions in respect of debt issuance costs associated with certain of our and our subsidiaries’ financing arrangements, and (iv) deductions with respect to our and our subsidiaries’ initial public offering-related expenses.

These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO and IPO-Related Tax Benefits as well as the timing of any payments under the Income Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
For purposes of the Income Tax Receivable Agreement , cash savings in income tax will be computed by reference to the reduction in the liability for income taxes resulting from the Pre-IPO and IPO-Related Tax Benefits. The term of the Income Tax Receivable Agreement commenced upon consummation of our initial public offering and will continue until all relevant Pre-IPO and IPO-Related Tax Benefits have been utilized, accelerated, or expired.

Our counterparties under the Income Tax Receivable Agreement will not reimburse us for any payments previously made if such Pre-IPO and IPO-Related Tax Benefits are subsequently disallowed (although future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in such circumstances we could make payments under the Income Tax Receivable Agreement that are greater than our and our subsidiaries’
actual cash tax savings.

The payments we make under the Income Tax Receivable Agreement could be material. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full Pre-IPO and IPO-Related Tax Benefits, we expect that future payments under the Income Tax Receivable Agreement will aggregate to between $145 million and $165 million. Any future changes in the realizability of the Pre-IPO and IPO-Related Tax Benefits will impact the amount of the liability under the Income Tax Receivable Agreement. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of our 2025 fiscal year.

If we undergo a change of control payments under the Income Tax Receivable Agreement for each taxable year after such event would be based on certain valuation assumptions, including the assumption that we and our subsidiaries have sufficient taxable income to fully utilize the Pre-IPO and IPO-Related Tax Benefits. Additionally, if we sell or otherwise dispose of any of our subsidiaries in a transaction that is not a change of control, we will be required to make a payment equal to the present value of future payments under the Income Tax Receivable Agreement attributable to the Pre-IPO and IPO-Related Tax Benefits of such subsidiary that is sold or disposed of, applying assumptions similar to those described above.

The Income Tax Receivable Agreement provides that in the event that we breach any of our material obligations, whether as a result of our failure to make any payment when due (subject to a specified cure period), failure to honor any other material obligation under it or by operation of law as a result of the rejection of it in a case commenced under the United States Bankruptcy Code or otherwise, then all of our payment and other obligations under the Income Tax Receivable Agreement will be accelerated and will become due and payable, and we will be required to make a payment equal to the present value of future payments under the Income Tax Receivable Agreement, applying assumptions similar to those described above. Such payments could be substantial and could exceed our and our subsidiaries actual cash tax savings from the Pre-IPO and IPO-Related Tax Benefits

Because we are a holding company with no operations of our own, our ability to make payments under the Income Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us. Our securitized debt facility and our Credit Agreement may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the Income Tax Receivable Agreement . To the extent that we are unable to make payments under the Income Tax Receivable Agreement because of restrictions under our outstanding indebtedness, such payments will be deferred and will generally accrue interest at a rate of the London Interbank Offering Rate (“LIBOR”) plus 1.00% per annum until paid. To the extent that we are unable to make payments under the Income Tax Receivable Agreement for any other reason, such payments will generally accrue interest at a rate of LIBOR plus 5.00% per annum until paid.

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

Our Principal Stockholders collectively have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
As of March 11, 2022, our Principal Stockholders hold approximately 65% of the outstanding shares of our common stock. As long as affiliates of our Principal Stockholders own or control a majority of our outstanding voting power, our Principal Stockholders and their affiliates will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:
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
Under our certificate of incorporation, none of our Principal Stockholders, any affiliates of our Principal Stockholders, or any of their respective officers, directors, agents, stockholders, members or partners, have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of our Principal Stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to any Principal Stockholder, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to a Principal Stockholder. For instance, a director of our company who also serves as a director, officer, or employee of one of our Principal Stockholders or any of their portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our board of directors consists of eight members, three of whom are our Principal Stockholders’ directors. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by one of our Principal Stockholders to itself or its affiliated funds, the portfolio companies owned by such funds or any affiliates of a Principal Stockholder instead of to us.

You may be diluted by the future issuance of additional common stock or convertible securities in connection with our incentive plans, acquisitions or otherwise, which could adversely affect our stock price.
As of March 11, 2022, we had 732,493,171 shares of common stock authorized but unissued. Our certificate of incorporation authorizes us to issue shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of March 11, 2022, we had options outstanding, which are exercisable into approximately 7,202,360 shares of common stock. We have reserved approximately 5,085,655 shares for future grant under our Omnibus Incentive Plan. Any common stock that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by holders of our common stock. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. Our issuance of additional shares of our common stock or securities convertible into our common stock would dilute the percentage ownership of the Company held by holders of our common stock and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.
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

We do not anticipate paying dividends on our common stock in the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation of the value of our common stock.

We do not anticipate paying any dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business and the repayment of outstanding debt. Our securitized financing facility and our revolving credit facility contain, and any future indebtedness likely will contain, restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on certain of our subsidiaries’ ability to pay dividends and make other restricted payments. As a result, any return to stockholders will be limited to any appreciation in the value of our common stock, which is not certain. While we may change this policy at some point in the future, we cannot assure you that we will make such a change.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 25, 2021, we had 4,412 company-operated, franchised, and independently-operated locations, and of these we owned 40 company-operated store locations and 117 independently-operated store locations. We held leases covering the building and/or land for 874 of our company-operated locations, 611 of our independently-operated locations, 26 distribution centers and 18 offices and training centers in the United States, Canada, and Europe, including our corporate headquarters located in Charlotte, North Carolina. The leases generally have initial expiration dates ranging from 10 and 15 years, with certain renewal options available. We also leased 55 properties that were either leased or subleased principally to franchisees as of December 25, 2021. We believe that the properties are suitable and adequate for the Company’s business.

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

Holders

On March 11, 2022, we had 70 holders of record of our common stock.

Stock Performance Graph

The following graph and table provide a comparison of the cumulative total stockholder return on our Common Stock from January 15, 2021 (first day of trading following the effective date of our IPO) through December 25, 2021 to the returns of the Standard & Poor's (“S&P”) MidCap 400 Index and the S&P Retailing Industry Group Index, a peer group. The graph and table assume that $100 was invested on January 15, 2021, in each of our Common Stock, the S&P Midcap 400 Index and the S&P Retailing Industry Group Index and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our Common Stock.

Dividend policy
We currently do not intend to pay cash dividends on our common stock in the foreseeable future. However, we may, in the future, decide to pay dividends on our common stock. Any declaration and payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, cash flows, capital requirements, levels of indebtedness, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and any other factors deemed relevant by our board of directors.

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
On August 2, 2021, the Company filed a Registration Statement on Form S-1 (File No. 333-258361) for a secondary offering of 12,000,000 shares of common stock at $29.50 per share by certain of the Company’s stockholders, Driven Equity LLC and RC IV Cayman ICW Holdings LLC, each of which is a related party of Roark Capital Management, LLC. The Company did not sell any common stock in the offering and did not receive any proceeds from the offering. On September 8, 2021, the underwriters for the secondary offering exercised a portion of their over-allotment option and purchased 881,393 additional shares of common stock at $29.50 per share. The Company did not receive any proceeds from the exercise of the over-allotment option.

Item 6. Removed and Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this annual report. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to ICWG for periods prior to the ICWG Acquisition Date. We operate on a 52/53-week fiscal year, which ends on the last Saturday in December. Fiscal year 2021, 2020 and 2019 which ended on December 25, 2021, December 26, 2020 and December 28, 2019, respectively, consisted of 52 weeks.
Overview of Operations
Driven Brands is the largest automotive services company in North America with a growing and highly franchised base of more than 4,400 locations across 49 U.S. states and 14 other countries. Our scaled, diversified platform fulfills an extensive range of core consumer and commercial automotive needs, including paint, collision, glass, repair, car wash, oil change and maintenance. Driven Brands provides a breadth of high-quality and high-frequency services to a wide range of customers, who rely on their cars in all economic environments to get to work and in many other aspects of their daily lives. Our asset-light business model has generated consistent recurring revenue and strong operating margins with limited maintenance capital expenditures, which has resulted in significant cash flow generation and capital-efficient growth.

We have a portfolio of highly recognized brands, including ABRA, CARSTAR, Maaco, Meineke, and Take 5 that compete in the large, growing, recession-resistant and highly-fragmented automotive care industry, which is estimated to be a $300 billion market in the U.S and has exhibited favorable long-term growth trends. Our U.S. industry is underpinned by a large, growing population of more than 275 million vehicles in operation, and is expected to continue its long-term growth trajectory given (i) long-term increases in annual miles traveled; (ii) consumers more frequently outsourcing automotive services due to vehicle complexity; (iii) increases in average repair costs and (iv) average age of the car on the road getting older. During the year ended December 25, 2021, our network generated $1.5 billion in revenue from $4.5 billion in system-wide sales. We serve a diverse mix of customers, with sales coming from retail customers and commercial customers such as fleet operators and insurance carriers. Our success is driven in large part by our mutually beneficial relationships with individual franchisees and independent operators.

Our organic growth is complemented by a consistent and repeatable M&A strategy, having completed over 100 acquisitions since 2015. Notably, in August 2020 we acquired ICWG, the world’s largest conveyor car wash company by location count which had 940 locations across 14 countries, demonstrating our continued ability to pursue and execute upon scalable and highly strategic acquisitions.
Significant Factors Impacting Financial Results
In August 2020, we completed the acquisition of ICWG, which at the time had 940 car wash sites, that launched our entry into the car wash market and created a new operating and reportable segment. We also completed the acquisition of 17 company-operated car wash sites in 2020 and 110 company-operated car wash sites during the year ended December 25, 2021. For additional information on our acquisitions, see Note 3 to the consolidated financial statements.

While COVID-19 did not have a material adverse effect on our business operations for the year ended December 25, 2021, or year ended December 26, 2020, it led to an increased level of volatility and uncertainty, and we are continuing to monitor any potential impact to our business.

Our first priority remains the health and safety of our employees, franchisees, independent operators and customers. We have taken steps to limit exposure and enhance the safety of all of our locations and communicated best practices to deter the spread of COVID-19 and safely serve our customers.

As a result of various state and local government stay-at-home orders, we started experiencing a reduction in sales in mid-March 2020. Even during the stay-at-home orders, approximately 97% of our system-wide locations remained open because of the essential service status of automotive repair businesses. In response to the decline in sales, we took actions to help mitigate the effects of the revenue decline and improve liquidity, including (i) adjusting operating hours across all of our company-operated stores, (ii) adjusting headcount at company-operated stores based on changes in demand, (iii) reducing discretionary spending including certain planned capital expenditures, (iv) eliminating promotional discounting, (v) implementing employee furloughs and reductions in workforce, (vi) reducing advertising spending and (vii) negotiating rent abatement and deferrals.

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

In addition, the financial results for the years ended December 26, 2020 and December 28, 2019 provided herein reflect the fact that we were a private company, and as such had not incurred certain costs typically found in publicly traded companies. As a result of the initial public offering in January 2021, our selling, general and administrative expenses costs have increased, similar to other companies that have completed an initial public offering.
Key Performance Indicators

Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales. System-wide sales represent the total of net sales for our franchised, independently-operated and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores. Franchise royalties and fees revenue represented 10%, 13% and 19%, of our total revenue for the year ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively. For the year ended December 25, 2021, December 26, 2020 and December 28, 2019 approximately 94%, 96%, and 93% respectively, of franchise royalties and fees revenue is attributable to royalties, with the remaining balance attributable to license and development fees. Revenue from company-operated stores represented 57% , 54% and 55% of our total revenue for the year ended December 25, 2021, December 26, 2020 and December 28, 2019 respectively. Revenue from independently-operated stores related to the Car Wash segment represented 14% and 7% of our total revenue for the year ended December 25, 2021 and December 26, 2020, respectively.

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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 9 in our consolidated financial statements for a reconciliation of Segment Adjusted EBITDA to income before taxes for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.

The following table sets forth our key performance indicators for fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019:

	Fiscal Year Ended
(in thousands, except store count or as otherwise noted)	December 25, 2021	December 26, 2020	December 28, 2019
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$1,263,659	$962,706	$924,067
Car Wash	481,364	147,162	—
Paint, Collision & Glass	2,403,708	1,936,444	1,667,586
Platform Services	391,168	308,471	293,908
Total	$4,539,899	$3,354,783	$2,885,561
System-Wide Sales by Business Model:
Franchised Stores	$3,492,007	$2,798,323	$2,550,424
Company-Operated Stores	843,646	489,267	335,137
Independently-Operated Stores	204,246	67,193	—
Total	$4,539,899	$3,354,783	$2,885,561
Store Count
Store Count by Segment:
Maintenance	1,505	1,394	1,362
Car Wash	1,058	952	—
Paint, Collision & Glass	1,648	1,682	1,545
Platform Services	201	199	199
Total	4,412	4,227	3,106
Store Count by Business Model:
Franchised Stores	2,770	2,753	2,610
Company-Operated Stores	914	738	496
Independently-Operated Stores	728	736	—
Total	4,412	4,227	3,106
Same Store Sales %
Maintenance	24.8%	(2.5%)	7.0%
Car Wash	6.0%	N/A	N/A
Paint, Collision & Glass	12.6%	(9.1%)	3.4%
Platform Services	26.8%	5.0%	7.3%
Total	17.1%	(5.6%)	5.0%
Segment Adjusted EBITDA
Maintenance	$179,073	$114,764	$81,732
Car Wash	153,065	43,137	N/A
Paint, Collision & Glass	82,731	66,276	60,444
Platform Services	56,954	49,408	26,413

Reconciliation of Non-GAAP Financial Information
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

Adjusted Net Income/Adjusted Earnings per Share

	Year Ended
(in thousands, except per share data)	December 25, 2021	December 26, 2020	December 28, 2019
Net income (loss)	$9,536	$(4,216)	$7,750
Acquisition related costs(a)	62,386	15,682	12,497
Non-core items and project costs, net(b)	5,656	6,036	6,644
Sponsor management fees(c)	—	5,900	2,496
Straight-line rent adjustment(d)	11,619	7,150	2,172
Equity-based compensation expense(e)	4,301	1,323	1,195
Foreign currency transaction loss (gain), net(f)	20,683	(13,563)	—
Bad debt expense (recovery)(g)	(3,183)	3,201	—
Asset sale leaseback (gain) loss, impairment and closed store expenses(h)	(8,935)	9,311	—
Loss on debt extinguishment(i)	45,576	5,490	595
Amortization related to acquired intangible assets(j)	18,551	17,200	11,314
Provision (benefit) for uncertain tax positions(k)	(313)	2,114	—
Valuation allowance for deferred tax asset(1)	4,400	668	—
Adjusted net income before tax impact of adjustments	170,277	56,296	44,663
Tax impact of adjustments(m)	(23,282)	(12,890)	(8,046)
Adjusted net income	146,995	43,406	36,617
Net income (loss) attributable to non-controlling interest	(96)	(17)	19
Adjusted net income attributable to Driven Brands Holdings Inc.	$147,091	$43,423	$36,598

Weighted average shares outstanding(n)
Basic	160,684	104,318	88,990
Diluted	164,644	104,318	88,990
Earnings per share
Basic	$0.06	$(0.04)	$0.09
Diluted	$0.06	$(0.04)	$0.09
Adjusted earnings per share(n)
Basic	$0.90	$0.42	$0.41
Diluted	$0.88	$0.42	$0.41
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

The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA:

Adjusted EBITDA

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Net income (loss)	$9,536	$(4,216)	$7,750
Income tax expense	25,356	11,372	4,830
Interest expense, net	75,914	95,646	56,846
Depreciation and amortization	112,777	62,114	24,220
EBITDA	223,583	164,916	93,646
Acquisition related costs(a)	62,386	15,682	12,497
Non-core items and project costs, net(b)	5,656	6,036	6,644
Sponsor management fees(c)	—	5,900	2,496
Straight-line rent adjustment(d)	11,619	7,150	2,172
Equity-based compensation expense(e)	4,301	1,323	1,195
Foreign currency transaction loss (gain), net(f)	20,683	(13,563)	—
Bad debt expense (recovery)(g)	(3,183)	3,201	—
Asset sale leaseback (gain) loss, impairment and closed store expenses(h)	(8,935)	9,311	—
Loss on debt extinguishment(i)	45,576	5,490	595
Adjusted EBITDA	$361,686	$205,446	$119,245
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
f.Represents foreign currency transaction loss (gains), net primarily related to the remeasurement of our intercompany loans, which are partially offset loss (gains) on remeasurement of cross currency swaps and currency forward contracts.
g.Represents bad debt expense (recovery) related to uncollectible receivables outside of normal operations.
h.Relates to (gain) loss on sale leasebacks, impairment from the discontinuation in the use of a trade name as well as impairment of certain fixed assets and operating lease right-of-use assets related to closed locations. Also represents lease exit costs and other costs associated with stores that were closed prior to their respective lease termination dates.
i.Represents the write-off of debt issuance costs and prepayment penalties associated with early termination of debt.
j.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statement of operations.
k.Represents uncertain tax positions recorded for prior year Canadian tax positions, inclusive of interest and penalties.
l.Represents a valuation allowances on income tax carryforwards in certain foreign jurisdictions that are not more likely than not to be realized.
m.Represents the tax impact of adjustments associated with the reconciling items between net income and Adjusted Net Income, excluding the provision for uncertain tax positions. To determine the tax effect of the reconciling items, we utilized statutory income tax rates ranging from 9% to 36%, depending upon the tax attributes of each adjustment and the applicable jurisdiction.
n.Share and per share amounts have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 16 in the accompanying consolidated financial statements for additional information.

Results of Operations for the year ended December 25, 2021 compared to the year ended December 26, 2020
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Independently-operated store sales and expenses are derived from our acquisition of ICWG and only reflect results of operations from the August 3, 2020 acquisition date. To provide further clarity as to the changes in operating results, we have estimated the impact of the COVID-19 pandemic on our results of operations for the year ended December 26, 2020. Given the inherent judgment in quantifying these amounts, the estimated financial impact of COVID-19 disclosed herein was calculated for stores that have been open for more than one year and is based on the Company's analysis of observable inputs, such as same store sales data and royalty rates, as well assumptions of expected growth rates, to calculate the total estimated impact on revenue.

For the year ended December 25, 2021, we recognized net income of $10 million, or $0.06 per diluted share, compared to a net loss of $(4) million, or $(0.04) per diluted share, for the year ended December 26, 2020. This increase in net income was primarily due to an increase in operating profit from a 62% increase in revenue, a $20 million decrease in interest expense related to a lower average balance outstanding and a lower weighted average interest rate (due to the refinancing of Securitization Notes in December 2020 and the repayment of the debt assumed as part of the acquisition of ICWG) and a $5 million decrease in asset impairment charges primarily related to store closures. These were offset by a $74 million increase in Selling, general and administrative expenses partially related to initial public offering costs, higher professional fees, infrastructure and other operating costs, a $47 million increase in acquisition costs, a $40 million increase in debt extinguishment costs associated with the settlement of the Car Wash Senior Credit Facilities, a $34 million increase in loss on foreign currency transactions, net and a $14 million increase in income tax expense related to higher pre-tax income and an increase in nondeductible transaction costs.

Adjusted Net Income increased $104 million, or 239%, for the year ended December 25, 2021 to $147 million, compared to $43 million for the year ended December 26, 2020. The increase in Adjusted Net Income was primarily due an increase in operating income from higher system-wide sales and revenue from same store sales growth and store count growth, driven by a combination of acquisitions and organic growth. See Note 3 to our consolidated financial statements for additional information about acquisitions. The benefit of higher sales was partially offset by higher operating costs some of which are associated with being a public company.

Adjusted EBITDA was $362 million for the year ended December 25, 2021, an increase of $156 million, or 76%, compared to Adjusted EBITDA of $205 million for the year ended December 26, 2020. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of performance. For a discussion of our use of these non-GAAP measures and a reconciliation from net income (loss) to Adjusted Net Income and Adjusted EBITDA, see Key Performance Indicators.
Revenue

	Year Ended
(in thousands)	December 25, 2021	December 26, 2020	Change
Franchise royalties and fees	$144,413	$117,126	$27,287	23%
Company-operated store sales	843,646	489,267	354,379	72%
Independently-operated store sales	204,246	67,193	137,053	204%
Advertising contributions	75,599	59,672	15,927	27%
Supply and other revenue	199,376	170,942	28,434	17%
Total revenue	$1,467,280	$904,200	$563,080	62%
Franchise Royalties and Fees
Franchise royalties and fees increased $27 million, or 23%, for the year ended December 25, 2021 as compared to the year ended December 26, 2020. Maintenance, Paint, Collision & Glass and Platform Services franchise royalties and fees increased by $7 million, $13 million and $6 million, respectively. This increase was primarily due to a $694 million, or 25%, increase in franchised system-wide sales aided by an increase in same store sales, a full year of operations for the Fix Auto acquisition within the PC&G segment and the net increase of 17 franchised stores during 2021.

Company-Operated Store Sales
Company-operated store sales increased $354 million, or 72%, for the year ended December 25, 2021 as compared to the year ended December 26, 2020. Car Wash, Maintenance and Paint, Collision & Glass company-operated store sales increased by $197 million, $138 million and $21 million, respectively, while Platform Services decreased by $1 million. This increase in Car Wash company-operated store sales was due to a full year of revenue related to the ICWG acquisition in fiscal 2021 compared to only 5 months for fiscal 2020. The increase was also due same store sales growth and the addition of 176 company-operated stores year-over-year, including 114 Car Wash company-operated stores (including 110 from 2021 acquisitions), 52 additional company-operated stores in the Maintenance segment and 10 additional company-operated stores in the Paint, Collision & Glass segment. Car Wash acquisitions in 2021 contributed an incremental $49 million of company-operated store sales during the year ended December 25, 2021.

Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of the international car wash locations) increased $137 million, or 204% due to a full year of revenue in fiscal year 2021 compared to only 5 months for fiscal year 2020, and an increase in same store sales growth, partially offset by a decrease in revenue from a net decrease of 8 stores.
Advertising Contributions
Advertising contributions increased by $16 million, or 27%, for the year ended December 25, 2021, as compared to the year ended December 26, 2020, due to an increase in franchised system-wide sales of approximately $694 million, or 25%. Also, advertising contribution concessions were made to franchisees during the first half of 2020 related to COVID-19. Our franchise agreements typically require the franchisee to pay continuing advertising fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $28 million, or 17%, for the year ended December 25, 2021 as compared to the year ended December 26, 2020. Supply and other revenue in the Maintenance, Car Wash, Paint, Collision & Glass and Platform Services all increased. The Supply and other revenue increase was primarily due to a full year of operations the related to the 2020 acquisitions of ICWG and Fix Auto. Supply and other revenue also increased due to higher oil purchase volumes from franchisees and an overall increase in franchise stores in the Maintenance segment, higher paint sales in the Paint, Collision & Glass segment and higher franchise system-wide sales in the Platform Services segment.

Operating Expenses

	Year Ended
(in thousands)	December 25, 2021	December 26, 2020	Change
Company-operated store expenses	$515,837	$305,908	$209,929	69%
Independently-operated store expenses	114,115	41,051	73,064	178%
Advertising expenses	74,765	61,989	12,776	21%
Supply and other expenses	112,318	93,380	18,938	20%
Selling, general, and administrative expenses	292,263	218,277	73,986	34%
Acquisition costs	62,386	15,682	46,704	298%
Store opening costs	2,497	2,928	(431)	(15)%
Depreciation and amortization	112,777	62,114	50,663	82%
Asset impairment charges	3,257	8,142	(4,885)	(60)%
Total operating expenses	$1,290,215	$809,471	$480,744	59%
Company-Operated Store Expenses
Company-operated store expenses increased $210 million, or 69%, for the year ended December 25, 2021 as compared to the year ended December 26, 2020. This increase in expenses is commensurate with the increase in revenue from the addition of 176 company-operated stores during fiscal year 2021 as well as same store sales growth. Company-operated store expenses increased at a slightly slower rate than company-operated store sales due to due to effective cost management and operational leverage.

Independently-Operated Store Expenses
Independently-operated store expenses (comprised entirely of the international car wash locations) increased $73 million, or 178% which is commensurate with the increase in Independently-operated store sales resulting from a full year of operations from the acquisition of ICWG in August 2020 compared to only 5 months for fiscal year ended 2020 as well as same store sales growth. Independently-operated store expenses continue to increase at a slower rate than Independently-operated store sales due to effective cost management and operational leverage.

Advertising Expenses
Advertising expense increased $13 million, or 21% for the year ended December 25, 2021, as compared to the year ended December 26, 2020. This increase represents a slightly less than commensurate increase to advertising fund revenue during the year-over-year. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses increased $19 million, or 20%, for the year ended December 25, 2021 as compared to the year ended December 26, 2020. This increase was primarily due an increase in oil and paint purchase volumes from franchisees due to an increase in franchise sales and an increase in franchise store count in the Maintenance segment.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $74 million for the year ended December 25, 2021 as compared to the year ended December 26, 2020. This increase was primarily due to increased employee compensation and other employee related expenses due to an overall increase in headcount from 2021 acquisitions and an increase in staffing required for operating as a public company, an increase in legal, professional and audit fees, which included initial public offering costs, an increase in infrastructure and other operating costs and an increase in travel and convention costs, partially offset by a decrease in bad debt expense largely attributable to a favorable recovery from a customer related to bankruptcy in 2020. The remaining increase is a result of incremental costs to support organic growth and growth from acquisitions.

Acquisition Costs
Acquisition costs increased $47 million for the year ended December 25, 2021, compared to the year ended December 26, 2020. Acquisition costs for the year ended December 25, 2021 were primarily associated with $56 million in transaction costs related to the acquisition of Auto Glass Now® on December 30, 2021 (See Note 17) and a number of Car Wash acquisitions, which were offset by a $4 million favorable contingent consideration adjustment related to the Fix Auto acquisition. The fiscal year ended December 26, 2020 had costs primarily associated with the acquisitions of ICWG and Fix Auto.
Store Opening Costs
Store opening costs decreased by less than one million for the year ended December 25, 2021, as compared to the year ended December 26, 2020, due to a decrease in company operated new store openings and conversions of acquired stores to the Take 5 Oil Change brand. There were 9 Take 5 company-operated store conversions and 37 new company-operated store openings in the year ended December 25, 2021, compared to 13 Take 5 company-operated store conversions and 38 company-operated store openings during the year ended December 26, 2020.

Depreciation and Amortization
Depreciation and amortization expense increased $51 million for the year ended December 25, 2021, as compared to the year ended December 26, 2020, due to additional property and equipment and definite-lived intangible assets recognized as a result of recent acquisitions and additional capitalized expenditures incurred related to the growth in company-operated locations for our Car Wash and Maintenance segments.

Asset Impairment Charges
We incurred $3 million in asset impairment charges during the year ended December 25, 2021 compared to $8 million for the year ended December 26, 2020. The asset impairment charges during year ended December 25, 2021 related to the impairment of certain fixed assets and operating lease right-of-use assets primarily at closed store locations. The asset impairment charges during the year ended December 26, 2020 consisted of $3 million related to the discontinued use of a trade name and $5 million related to the impairment of certain fixed assets and operating lease right-of-use assets at closed locations.
Interest Expense, Net

	Year Ended
(in thousands)	December 25, 2021	December 26, 2020	Change
Interest expense, net	$75,914	$95,646	$(19,732)	(21)%
Interest expense, net decreased $(20) million for the year ended December 25, 2021, as compared to the year ended December 26, 2020, as a result of lower average debt outstanding and lower average interest rate in current period. The repayment of $722 million in higher interest rate Car Wash Senior Credit Facilities in the first quarter of 2021 more than offset the $950 million in borrowings under the Series 2021-1 Securitization Senior Notes and Term Loan Facility issued in the fourth quarter of 2021. Also, the higher interest rate 2015-1 and Series 2016-1 Senior Securitization Notes were repaid in December 2020, substantially replaced by the issuance of lower interest rate Series 2020-2 Securitization Senior Notes.
Loss (Gain) on Foreign Currency Transactions, Net

	Year Ended
(in thousands)	December 25, 2021	December 26, 2020	Change
Loss (gain) on foreign currency transactions, net	$20,683	$(13,563)	$34,246	(252)%
The loss on foreign currency transactions for the year ended December 25, 2021 was comprised of a $25 million loss primarily associated with the remeasurement of our 2020-1 Senior Notes and foreign inter-company notes, partially offset by gains incurred on cross currency swaps and forward contracts associated with these instruments that are not designated as hedging instruments.

The gain on foreign currency transactions for the year ended December 26, 2020 was comprised of a $23 million gain primarily associated with the remeasurement of our 2020-1 Senior Notes and foreign intercompany notes, partially offset by unrealized losses incurred on cross currency swaps associated with these instruments that are not designated as hedging instruments.

Loss on Debt Extinguishment

	Year Ended
(in thousands)	December 25, 2021	December 26, 2020	Change
Loss on debt extinguishment	$45,576	$5,490	$40,086	730%

The loss on debt extinguishment of $46 million for the year ended December 25, 2021 was due to the write-off of remaining unamortized debt discount associated with settlement of the Car Wash Senior Credit Facilities. The loss on debt extinguishment for the year ended December 26, 2020 is due to the derecognition of unamortized debt issuance costs and prepayment penalties associated with settlement of the 2015-1 and 2016-1 Senior Securitization Notes, and the bridge loan used to finance the Fix Auto acquisition.

Income Tax Expense

	Year Ended
(in thousands)	December 25, 2021	December 26, 2020	Change
Income tax expense	$25,356	$11,372	$13,984	123%
Income tax expense increased by $14 million for the year ended December 25, 2021 as compared to the year ended December 26, 2020. The effective income tax rate for the year ended December 25, 2021 was 72.5% compared to 159.0% for the year ended December 26, 2020. The increase in the income tax expense from fiscal 2020 to 2021 was primarily driven by an increase in pre-tax income, partially offset by an increase in nondeductible transaction costs related to the acquisition of Auto Glass Now.
Segment Results of Operations for the year ended December 25, 2021 compared to the year ended December 26, 2020
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Also, shared services costs are not allocated to these segments, as further described in Note 9 to the consolidated financial statements. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Year Ended
(in thousands)	December 25, 2021	December 26, 2020	Change
Franchise royalties and fees	$35,932	$28,466	$7,466	26%
Company-operated store sales	503,719	366,194	137,525	38%
Supply and other revenue	37,425	22,197	15,228	69%
Total revenue	$577,076	$416,857	$160,219	38%
Segment Adjusted EBITDA	$179,073	$114,764	$64,309	56%

System-Wide Sales
Franchised stores	$759,940	$596,512	$163,428	27%
Company-operated stores	503,719	366,194	137,525	38%
Total System-Wide Sales	$1,263,659	$962,706	$300,953	31%
Store Count
Franchised stores	962	903	59	7%
Company-operated stores	543	491	52	11%
Total Store Count	1,505	1,394	111	8%
Same Store Sales %	24.8%	(2.5)%
Maintenance revenue increased $160 million for the year ended December 25, 2021, as compared to the year ended December 26, 2020. Franchise royalties and fees increased by $7 million primarily due to the $163 million increase in system-wide sales driven by same store sales growth and an increase of 59 franchised stores. Company-operated store sales increased $138 million due to an increase in same store sales growth and an increase of 52 company-operated stores at Take 5. Supply and other revenue increased by $15 million primarily due to an increase in franchise store system wide sales related to Take 5 driven by same store sales growth, an increase in franchise store count and an increase in oil prices.

Maintenance Segment Adjusted EBITDA increased $64 million for the year ended December 25, 2021, as compared to the year ended December 26, 2020, primarily due to revenue growth as well as cost management and operational leverage. We have continued to utilize a more efficient labor model at company-operated locations.

Car Wash

	Year Ended	Year Ended(1)
(in thousands)	December 25, 2021	December 26, 2020	Change
Company-operated store sales	$277,118	$79,969	$197,149	247%
Independently-operated store sales	204,246	67,193	137,053	204%
Supply and other revenue	6,071	2,517	3,554	141%
Total revenue	$487,435	$149,679	$337,756	226%
Segment Adjusted EBITDA	$153,065	$43,137	$109,928	255%

System-Wide Sales
Company-operated stores	$277,118	$79,969	$197,149	247%
Independently-operated stores	204,246	67,193	137,053	204%
Total System-Wide Sales	$481,364	$147,162	$334,202	227%
Store Count
Company-operated stores	330	216	114	53%
Independently-operated stores	728	736	(8)	(1)%
Total Store Count	1,058	952	106	11%
Same Store Sales %	6.0%	N/A

(1) Includes activity from August 3, 2020 acquisition date of ICWG through the end of fiscal year 2020.
The Car Wash segment is comprised of our car wash sites throughout the United States, Europe and Australia. The operating segment was established in August 2020 as a result of our acquisition of ICWG, which served as our entry point into the car wash market. The Company subsequently acquired 110 and 17 additional car wash sites in the United States in 2021 and 2020, respectively. See Note 3 to the consolidated financial statements for additional information on Car Wash acquisitions in 2021 and 2020.

Car Wash segment revenue increased $338 million for the year ended December 25, 2021, as compared to the year ended December 26, 2020. Company-operated store sales increased $197 million, Independently-operated store sales increased $137 million and supply and other revenue increased $4 million primarily due to twelve months of ICWG acquisition revenue for the year ended December 25, 2021 compared to only five post-acquisition months for year ended December 26, 2020 and an increase in same store sales. Company-operated store sales and supply and other revenue also increased due to $49 million in post-acquisition revenue from 38 acquisitions representing 110 sites during the year ended December 25, 2021.

Car Wash segment Adjusted EBITDA increased by $110 million for the year ended December 25, 2021, as compared to the year ended December 26, 2020, primarily driven by a full year of ICWG operations in 2021, the benefit of other acquisitions in 2021 and an increase in same store sales. Also, Adjusted EBITDA increased due to cost management and operational leverage.

Paint, Collision & Glass

	Year Ended
(in thousands)	December 25, 2021	December 26, 2020	Change
Franchise royalties and fees	$79,125	$66,020	$13,105	20%
Company-operated store sales	58,280	37,401	20,879	56%
Supply and other revenue	67,272	62,072	5,200	8%
Total revenue	$204,677	$165,493	$39,184	24%
Segment Adjusted EBITDA	$82,731	$66,276	$16,455	25%

System-Wide Sales
Franchised stores	$2,345,428	$1,899,043	$446,385	24%
Company-operated stores	58,280	37,401	20,879	56%
Total System-Wide Sales	$2,403,708	$1,936,444	$467,264	24%
Store Count
Franchised stores	1,608	1,652	(44)	(3)%
Company-operated stores	40	30	10	33%
Total Store Count	1,648	1,682	(34)	(2)%
Same Store Sales %	12.6%	(9.1)%

Paint, Collision & Glass revenue increased $39 million for the year ended December 25, 2021, as compared to the year ended December 26, 2020. Franchised royalties and fees increased $13 million due to higher franchise system-wide sales from same store sales growth, and a full year Fix Auto operating results (Fix Auto was acquired in the second quarter of 2020). Company operated store revenue increased $21 million primarily due to a full year Fix Auto operating results and $7 million from the acquisition of 10 CARSTAR franchise locations in the fourth quarter of 2021 and same stores sales growth. Both franchise and company operated same store sales benefited from company initiatives and an increase in vehicle miles traveled in 2021. Supply and other revenue increased $5 million primarily due to higher paint sales.
Paint, Collision & Glass Segment Adjusted EBITDA increased $16 million for the year ended December 25, 2021, as compared to the year ended December 26, 2020, mainly due to revenue growth as well as cost management and operational leverage for existing stores.

Platform Services

	Year Ended
(in thousands)	December 25, 2021	December 26, 2020	Change
Franchise royalties and fees	$29,356	$23,102	$6,254	27%
Company-operated store sales	5,005	5,955	(950)	(16)%
Supply and other revenue	127,413	110,331	17,082	15%
Total revenue	$161,774	$139,388	$22,386	16%
Segment Adjusted EBITDA	$56,954	$49,408	$7,546	15%

System-Wide Sales
Franchised stores	$386,163	$302,516	$83,647	28%
Company-operated stores	5,005	5,955	(950)	(16)%
Total System-Wide Sales	$391,168	$308,471	$82,697	27%
Store Count
Franchised stores	200	198	2	1%
Company-operated stores	1	1	—	—%
Total Store Count	201	199	2	1%
Same Store Sales %	26.8%	5.0%
Platform Services revenue increased $22 million for the year ended December 25, 2021, as compared to the year ended December 26, 2020. Franchise royalties and fees increased $6 million as a result of an $84 million increase in system wide sales at 1-800-Radiator franchised stores driven by same store sales growth. Supply and other revenue increased $17 million resulting primarily from a $14 million increase in distribution sales to the Maintenance segment driven by same store sales growth and increased store count at Take 5, as well as an increase in revenue from higher franchise sales at 1-800-Radiator.
Platform Services Segment Adjusted EBITDA increased $8 million for the year ended December 25, 2021, as compared to the year ended December 26, 2020, driven primarily by revenue growth.

Results of Operations for the Year Ended December 26, 2020 Compared to December 28, 2019
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Independently-operated store sales and expenses are derived from our acquisition of ICWG and only reflect results of operations from the August 3, 2020 acquisition date through the end of the fiscal year and, as such, it is not meaningful to compare to prior period results. To provide further clarity as to the changes in operating results, we have estimated the impact of the COVID-19 pandemic on our results of operations for the year ended December 26, 2020. Given the inherent judgment in quantifying these amounts, the estimated financial impact of COVID-19 disclosed herein was calculated for stores that have been open for more than one year and is based on the Company's analysis of observable inputs, such as same store sales data and royalty rates, as well assumptions of expected growth rates, to calculate the total estimated impact on revenue.

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
Revenue

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Franchise royalties and fees	$117,126	$111,170	$5,956	5%
Company-operated store sales	489,267	329,110	160,157	49%
Independently-operated store sales	67,193	—	67,193	N/M
Advertising contributions	59,672	66,270	(6,598)	(10%)
Supply and other revenue	170,942	93,723	77,219	82%
Total revenue	$904,200	$600,273	$303,927	51%
Franchise Royalties and Fees

Franchise royalties and fees increased $6 million for the year ended December 26, 2020, as compared to the year ended December 28, 2019. This increase was primarily due to the addition of 143 franchised stores and a corresponding $248 million increase in franchised system-wide sales during 2020. The increase in royalties and fees derived from the increased store count was partially offset by a decline in same store sales driven by the impact of the COVID-19 pandemic. During fiscal year 2020, the COVID-19 pandemic negatively impacted franchise royalties and fees by approximately $7 million.
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
Advertising Contributions

Advertising contributions decreased by $7 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019, primarily due to COVID-19 related advertising contribution concessions offered to franchisees during the first half of 2020, partially offset by an increase in franchised system-wide sales of approximately $248 million. Our franchise agreements typically require the franchisee to pay continuing advertising fees based on a percentage of franchisee gross sales.
Supply and Other Revenue

Supply and other revenue increased by $77 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019. This increase was primarily due to the 2020 acquisitions of ICWG and Fix Auto and the full year impact of the ABRA, PH Vitres D’Autos, Uniban and ATI acquisitions, which were made during the fourth quarter of 2019. These acquisitions generated approximately $76 million of incremental revenue for the year ended December 26, 2020. Increased oil purchase volumes from franchisees and an overall increase in store count in the Maintenance segment contributed an additional $9 million in revenue in 2020. The overall increase was partially offset by a 9% decline in same store sales within the Paint, Collision & Glass segment.

Operating Expenses

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Company-operated store expenses	$305,908	$223,683	$82,225	37%
Independently-operated store expenses	41,051	—	41,051	N/M
Advertising expenses	61,989	69,779	(7,790)	(11%)
Supply and other expenses	93,380	53,005	40,375	76%
Selling, general, and administrative expenses	218,277	142,249	76,028	53%
Acquisition costs	15,682	11,595	4,087	35%
Store opening costs	2,928	5,721	(2,793)	(49)%
Depreciation and amortization	62,114	24,220	37,894	156%
Asset Impairment Changes	8,142	—	8,142	N/M
Total operating expenses	$809,471	$530,252	$279,219	53%
Company-Operated Store Expenses
Company-operated store expenses increased by $82 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019. This increase in expenses is commensurate with the addition of 242 company-operated stores during fiscal year 2020. Company-operated store expenses increased at a slower rate than company-operated store sales due to our leaner and more efficient staffing model to compensate for the reduction in vehicles serviced during the first half of 2020 associated with the COVID-19 pandemic. As sales increased during the second half of 2020, we continued to utilize a more efficient labor model in our company-operated stores.
Advertising Expenses
The $8 million decrease in advertising expenses for the year ended December 26, 2020 as compared to the year ended December 28, 2019, represents a commensurate decrease to advertising fund expenses during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
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
Acquisition Costs
Acquisition costs increased $4 million for the year ended December 26, 2020, compared to the year ended December 28, 2019, primarily as a result of the acquisition of ICWG and Fix Auto during the year ended December 26, 2020 .

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

Asset Impairment Charges
$8 million in asset impairment charges were incurred during the year ended December 26, 2020, which consisted of $3 million related to the discontinued use of a trade name and $5 million related to the impairment of certain fixed assets and operating lease right-of-use assets at closed locations.
Interest Expense, Net

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Interest expense, net	$95,646	$56,846	$38,800	68%
Interest expense, net increased $39 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019, as a result of incremental Senior Notes issued in 2019 and 2020, the principal outstanding on the 2019-3 Variable Funding Note during a portion of the year ended December 26, 2020, and incremental debt assumed in conjunction with the ICWG acquisition.

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

The loss on debt extinguishment of $5 million for the year ended December 26, 2020 is due to the derecognition of unamortized debt issuance costs and prepayment penalties associated with 2015-1 and 2016-1 Senior Securitization Notes, and the bridge loan used to finance the Fix Auto acquisition.

Income Tax Expense

	Year Ended
(in thousands)	December 26, 2020	December 28, 2019	Change
Income tax expense	$11,372	$4,830	$6,542	135%
Income tax expense increased by $7 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019. The effective income tax rate for the year ended December 26, 2020 was 159% compared to 38.4% for the year ended December 28, 2019. The increase in rate from 2019 to 2020 is primarily driven by uncertain tax positions, the post-acquisition income tax effects over foreign earnings, valuation allowances, state tax rate changes, and non-deductible transaction costs incurred related to the acquisition of ICWG.
Segment Results of Operations for the Year Ended December 26, 2020 Compared to December 28, 2019
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments, as further described in Note 9 to the consolidated financial statements. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

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
Maintenance revenue increased $61 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019, driven by an increase in company-operated store sales from a combination of tuck-in acquisitions and new store development. Tuck-in acquisitions increased company-operated store sales by approximately $32 million year-over-year, while organic new store development contributed $20 million of company-operated store sales. Supply and other revenue increased by $9 million primarily due to increased oil purchase volume for franchisees and an overall increase in store count. Franchise royalties and fees declined by $3 million primarily due to the $16 million decline in system-wide sales year-over-year. The revenue growth in the Maintenance segment was negatively impacted by the COVID-19 pandemic by $29 million.

Maintenance Segment Adjusted EBITDA increased $33 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019, primarily due to the year-over-year impact of tuck-in acquisitions completed in 2019 as well as the addition of 33 new company-operated stores in 2020. Although company-operated store expenses increased $13 million due to increased store count, our effective expense management resulted in increased profitability, as we reduced headcount and hours worked during the COVID-19 pandemic. We have continued to utilize a more efficient labor model at company-operated locations as sales increased during the second half of 2020.

Car Wash

(in thousands)	Period Ended 12/26/2020(1)
Company-operated store sales	$79,969
Independently-operated store sales	67,193
Supply and other revenue	2,517
Total revenue	$149,679
Segment Adjusted EBITDA	$43,137

System-Wide Sales
Franchised stores	$79,969
Company-operated stores	67,193
Total System-Wide Sales	$147,162
Store Count
Franchised stores	216
Company-operated stores	736
Total Store Count	952
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
Paint, Collision & Glass revenue increased $33 million for the year ended December 26, 2020, as compared to the year ended December 28, 2019. This increase was driven by the addition of 141 franchised stores and $245 million increase in franchised system-wide sales, which was primarily due to full year operating results for the acquisitions of Uniban and ABRA, which occurred during the fourth quarter of 2019, and the acquisition of Fix Auto during the second quarter of 2020. The 24 million increase in company-operated store sales was due to the Uniban and Fix Auto acquisitions. The COVID-19 pandemic most severely impacted car count volumes in the first half of 2020, with partial recovery in the second half of the year. The company estimates a $5 million overall reduction in revenue as a result of the COVID-19 pandemic.
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
Platform Services revenue increased $78 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019, due to our acquisitions of ATI and PH Vitres D’Autos during the fourth quarter of 2019. These acquisitions increased supply and other revenue by approximately $70 million on a year-over-year basis. Additionally, supply and other revenue increased by $6 million due to increased distribution volume from Spire Supply driven by continued Maintenance store count growth.
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
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Cash flow from operations, supplemented with our long-term borrowings, have been sufficient to fund our operations while allowing us to make strategic investments to grow our business. We believe that our current sources of liquidity and capital resources will be adequate to fund our operations, acquisitions, company-operated store development, other general corporate needs and the additional expenses we expect to incur for at least the next twelve months. We expect to continue to have access to the capital markets at acceptable terms. However, this could be adversely affected by many factors including macroeconomic factors, a downgrade of our credit rating or a deterioration of certain financial ratios.
At December 25, 2021, the Company had total liquidity of $921 million, which included $523 million in cash and cash equivalents and $398 million in undrawn capacity on its variable funding securitization senior notes and Revolving Credit Facility.
We will continue to assess our liquidity needs. A disruption in our business for an extended period of time could materially affect our future access to sources of liquidity.
Driven Brands Funding, LLC (the “Issuer”), a wholly owned subsidiary of the Company, is subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with the Securitization Senior Notes. The Term Loan Facility and Revolving Credit Facility also have certain qualitative covenants. As of December 25, 2021 and December 26, 2020, the Company and its issuing subsidiaries were in compliance with all covenants under its agreements.

The following table illustrates the main components of our cash flows:

	Year Ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Net cash provided by operating activities	$283,827	$83,986	$41,372
Net cash used in investing activities	(814,936)	(57,316)	(482,423)
Net cash provided by financing activities	885,536	118,643	446,530
Effect of exchange rate changes on cash	558	4,468	(120)
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$354,985	$149,781	$5,359
Operating Activities
Net cash provided by operating activities was $284 million for the year ended December 25, 2021 compared to net cash provided by operating activities of $84 million for the year ended December 26, 2020, primarily resulting from an increase in operating results of $140 million and a favorable change in net working capital utilized of $59 million.
Net cash provided by operating activities was $84 million for the year ended December 26, 2020 compared to net cash provided by operating activities of $41 million for the year ended December 28, 2019, primarily resulting from an increase in operating results of $88 million, which was partially offset by an unfavorable change in net working capital utilized of $45 million.

Investing Activities
Net cash used in investing activities was $815 million for the year ended December 25, 2021 compared to $57 million for the year ended December 26, 2020, primarily resulting from a $696 million increase in cash paid for acquisitions and $108 million increase in capital expenditures were offset by an increase in proceeds from sale-leaseback transactions of $44 million. For the year ended December 25, 2021, we invested $801 million in acquisitions, net of cash acquired compared to $105 million for the year ended December 26, 2020. For the year ended December 25, 2021, we invested $161 million in capital expenditures compared to $52 million for the year ended December 26, 2020. This increase is primarily due to an increased level of company-operated store openings as well as increased maintenance capital expenditures related to our growing base of company operated stores and technology initiatives.
Net cash used in investing activities was $57 million for the year ended December 26, 2020 compared to $482 million for the year ended December 28, 2019, primarily resulting from a $349 million decrease in cash paid for acquisitions and an $100 million increase in proceeds from sale-leaseback transactions, partially offset by a $24 million increase in capital expenditures. We invested $52 million in capital expenditures for the year ended December 26, 2020 compared to $28 million in the year ended December 28, 2019. Capital expenditures were primarily related to building new company-operated stores, remodeling existing and acquired company-operated stores, maintaining our existing store base, and executing on technology initiatives.
Financing Activities
Net cash provided by financing activities was $886 million for the year ended December 25, 2021 compared to $119 million for the year ended December 26, 2020, primarily resulting from $761 million in proceeds from our initial public offering, net of underwriting discounts in 2021 and a $75 million increase in net proceeds from long-term debt and revolving credit facilities, which were partially offset by $43 million in repurchases of common stock and $22 million in payments for termination of ICWG interest rate swaps in 2021.
Net cash provided by financing activities was $119 million for year ended December 26, 2020 compared to net cash provided by financing activities of $447 million for year ended December 28, 2019, primarily resulting from a $488 million increase in the Company’s net repayment of long-term debt and revolving credit facility which was partially offset by a $163 million distribution to shareholders in 2019.

Income Tax Receivable Agreement
We expect to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s initial public offering, which we therefore attribute to our existing stockholders. We expect that these tax benefits (i.e., the Pre-IPO and IPO-Related Tax Benefits) will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future. We have entered into an Income Tax Receivable Agreement which provides our Pre-IPO stockholders with the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that we and our subsidiaries actually realize as a result of the utilization of the Pre-IPO and IPO-Related Tax Benefits. The Company has recorded a total liability of $156 million as of December 25, 2021, of which $24 million and $132 million are recorded under current and non-current liabilities, respectively. See “Certain Relationships and Related Party Transactions—Income Tax Receivable Agreement.”
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
Contractual Obligations and Commercial Commitments
A summary of our commitments and contingencies as of December 25, 2021 is as follows:

(in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations(1)	$2,430,333	$26,044	$54,692	$835,759	$1,513,838
Operating lease commitments(2)	1,494,214	116,490	220,876	199,927	956,921
Sublease rental(3)	26,095	6,990	8,254	4,131	6,720
(1) Represents expected debt principal repayments for the next five fiscal years and thereafter assuming repayment at maturity.
(2) The Company and its subsidiaries have non-cancelable operating lease agreements for the rental of office space, company-operated shops and office equipment.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates.

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
The assumptions underlying our valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation expense could be materially different. Following the closing of the initial public offering, the fair value of our common stock was determined based on the quoted market price of our common stock.
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

Interest Rate Risk
We are exposed to changes in interest rates as a result of our financing activities used to fund business operations. Primary exposures include movements in LIBOR. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We have attempted to manage this risk by issuing fixed rate debt instruments on the majority of our securitization senior notes. However, our variable funding notes, Term Loan Facility and Revolving Credit Facility are variable rate, and therefore our interest costs are subject to change based on movement in interest rates.

We also have exposure to variable interest rates in the Income Tax Receivable Agreement. See Note 2 to the consolidated financial statements for additional details.
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

Foreign Exchange Risk
We are exposed to market risk due to changes in currency exchange rate fluctuations for revenues generated by our operations in Canada, Europe, and Australia, which can adversely impact our net income and cash flows. Our statement of income and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions, such as intercompany loans denominated in foreign currency. We have attempted to minimize this risk on certain securitization debt and inter-company loans with a cross-currency interest rate swap agreement and foreign currency forward contract to hedge our risk to changes between the U.S. Dollar and Canadian Dollar as well as a forward contract between the British Pound and Euro, respectively. See Note 11 to the consolidated financial statements for additional details.

Impact of Inflation
Inflation did not have a significant overall effect on our annual results of operations during 2021, 2020 or 2019. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Driven Brands Holdings Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Driven Brands Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 25, 2021 and December 26, 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’/members’ equity, and cash flows for each of the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2020 due to the adoption of ASU 2016-02 Leases and the subsequent ASUs that modified ASU 2016-02.

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

Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill impairment analysis
As described in Note 2 to the consolidated financial statements, goodwill is assessed annually for impairment as of the first day of the fiscal fourth quarter. As a result of the annual goodwill impairment evaluation, it was determined that the fair value of the reporting units that comprise the Car Wash Segment exceeded their carrying value resulting in no impairment. We identified the valuation of the reporting units that comprise the Car Wash Segment as a critical audit matter because of the significant judgements made by management to estimate the fair value of goodwill.

The principal consideration for our determination that the annual goodwill impairment evaluation is a critical audit matter is that there is significant judgment required in estimating the fair value of the reporting units that comprise the Car Wash Segment. The Company’s fair value estimates were sensitive to key assumptions including the projected revenue growth rate and discount rate used by the Company.

Our audit procedures related to the goodwill impairment evaluation included the following, among others:
•We evaluated management’s ability to accurately forecast revenue growth rates by (1) comparing projected amounts to prior historical periods and trends and (2) obtaining an understanding of drivers underlying projected amounts, including consideration of industry information and economic trends.
•We utilized valuation specialists to assess the Company’s methodologies and the appropriateness of the discount rate. Our specialists calculated a range of rates using market participant inputs and performed an analysis to test sensitivity to changes in the discount rate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Charlotte, North Carolina
March 18, 2022

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
(in thousands, except per share amounts)	December 25, 2021	December 26, 2020	December 28, 2019
Revenue:
Franchise royalties and fees	$144,413	$117,126	$111,170
Company-operated store sales	843,646	489,267	329,110
Independently-operated store sales	204,246	67,193	—
Advertising contributions	75,599	59,672	66,270
Supply and other revenue	199,376	170,942	93,723
Total revenue	1,467,280	904,200	600,273
Operating expenses:
Company-operated store expenses	515,837	305,908	223,683
Independently-operated store expenses	114,115	41,051	—
Advertising expenses	74,765	61,989	69,779
Supply and other expenses	112,318	93,380	53,005
Selling, general and administrative expenses	292,263	218,277	142,249
Acquisition costs	62,386	15,682	11,595
Store opening costs	2,497	2,928	5,721
Depreciation and amortization	112,777	62,114	24,220
Asset impairment charges	3,257	8,142	—
Total operating expenses	1,290,215	809,471	530,252
Operating income	177,065	94,729	70,021
Other (income) expense, net
Interest expense, net	75,914	95,646	56,846
Loss on debt extinguishment	45,576	5,490	595
Loss (gain) on foreign currency transactions, net	20,683	(13,563)	—
Total other expenses, net	142,173	87,573	57,441
Income before taxes	34,892	7,156	12,580
Income tax expense	25,356	11,372	4,830
Net income (loss)	9,536	(4,216)	7,750
Net income (loss) attributable to non-controlling interests	(96)	(17)	19
Net income (loss) attributable to Driven Brands Holdings Inc.	$9,632	$(4,199)	$7,731

Earnings (loss) per share(1)
Basic	$0.06	$(0.04)	$0.09
Diluted	$0.06	$(0.04)	$0.09

Weighted average shares outstanding(1)
Basic	160,684	104,318	88,990
Diluted	164,644	104,318	88,990
(1) Share and per share amounts have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 16 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal year ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Net income (loss)	$9,536	$(4,216)	$7,750
Other comprehensive income (loss):
Foreign currency translation adjustment	(20,994)	13,227	4,726
Unrealized loss from cash flow hedges, net of tax	(671)	(87)	—
Actuarial gain (loss) of defined benefit pension plan, net of tax	132	(219)	—
Other comprehensive income (loss), net	(21,533)	12,921	4,726
Total comprehensive income (loss)	(11,997)	8,705	12,476
Comprehensive income (loss) attributable to non-controlling interests	(73)	2	19
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$(11,924)	$8,703	$12,457

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$523,414	$172,611
Restricted cash	792	15,827
Accounts and notes receivable, net	117,903	84,805
Inventory	46,990	43,039
Prepaid and other assets	24,326	25,070
Income tax receivable	6,867	3,055
Assets held for sale	3,275	—
Advertising fund assets, restricted	45,360	29,276
Total current assets	768,927	373,683
Property and equipment, net	1,350,984	827,392
Operating lease right-of-use assets	995,625	884,927
Deferred commissions	10,567	8,661
Intangibles, net	816,183	829,308
Goodwill	1,910,392	1,727,351
Notes receivable, net	3,182	3,828
Deferred tax asset	1,509	—
Total assets	$5,857,369	$4,655,150
Liabilities and shareholders'/members’ equity
Current liabilities:
Accounts payable	$83,033	$67,802
Income taxes payable	11,054	3,513
Accrued expenses and other liabilities	297,620	190,867
Current portion of long-term debt	26,044	22,988
Income tax receivable liability	24,255	—
Advertising fund liabilities	26,441	20,276
Total current liabilities	468,447	305,446
Long-term debt, net	2,356,320	2,102,219
Operating lease liabilities	931,604	818,001
Deferred tax liabilities	257,067	249,043
Deferred revenue	37,576	20,757
Income tax receivable liability	131,715	—
Long-term accrued expenses and other liabilities	29,398	53,324
Total liabilities	4,212,127	3,548,790
Common stock	1,674	565
Additional paid-in capital	1,605,890	1,055,172
Retained earnings	41,607	31,975
Accumulated other comprehensive income	(5,028)	16,528
Total shareholders' equity attributable to Driven Brands Holdings Inc.	1,644,143	1,104,240
Non-controlling interests	1,099	2,120
Total shareholders' equity	1,645,242	1,106,360
Total liabilities and shareholders' equity	$5,857,369	$4,655,150
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ / MEMBERS’ EQUITY

in thousands	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders' / members' equity
Balance as of December 29, 2018	$565	$403,970	$34,252	$(1,100)	$—	$437,687
Net income	—	—	7,731	—	19	7,750
Other comprehensive income	—	—	—	4,726	—	4,726
Equity-based compensation expense	—	1,195	—	—	—	1,195
Acquisition of non-controlling interest	—	—	—	—	1,445	1,445
Contributions	—	75	—	—	—	75
Dividend to Driven Investor LLC	—	(163,000)	—	—	—	(163,000)
Balance as of December 29, 2019	565	242,240	41,983	3,626	1,464	289,878
Cumulative effect of ASU 2016-02 adoption	—	—	(4,012)	—	—	(4,012)
Cumulative effect of ASU 2016-13 adoption	—	—	(1,797)	—	—	(1,797)
Balance as of December 29, 2019	565	242,240	36,174	3,626	1,464	284,069
Net loss	—		(4,199)	—	(17)	(4,216)
Other comprehensive income	—		—	12,902	19	12,921
Equity-based compensation expense	—	1,323	—	—	—	1,323
Acquisition of non-controlling interest	—	—	—	—	400	400
Capital contribution to non-controlling interest	—	—	—	—	254	254
Common stock issued	—	811,609	—	—	—	811,609
Balance as of December 26, 2020	565	1,055,172	31,975	16,528	2,120	1,106,360
Net income (loss)	—	—	9,632		(96)	9,536
Other comprehensive income (loss)	—	—	—	(21,556)	23	(21,533)
Equity-based compensation expense	—	4,301	—	—	—	4,301
Exercise of stock options	—	505	—	—	—	505
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	1,082	645,661	—	—	—	646,743
Common stock issued upon underwriter's exercise of over-allotment	48	99,177	—	—	—	99,225
Repurchase of common stock	(21)	(42,956)	—	—	—	(42,977)
Establishment of income tax receivable liability	—	(155,970)	—	—	—	(155,970)
At-Pac divestiture	—	—	—	—	(948)	(948)
Balance as of December 25, 2021	$1,674	$1,605,890	$41,607	$(5,028)	$1,099	$1,645,242
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Net income (loss)	$9,536	$(4,216)	$7,750
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	112,777	62,114	24,220
Noncash lease cost	70,143	49,348	—
Loss (gain) on foreign denominated transactions	25,324	(23,245)	—
Loss (gain) on foreign currency derivative	(4,642)	10,033	—
Loss (gain) on sale of property and equipment	(11,353)	(558)	368
Bad debt expense	1,854	7,059	1,685
Asset impairment costs	3,257	8,142	—
Amortization of deferred financing costs and bond discounts	7,002	10,890	3,682
Provision for deferred income taxes	9,866	3,936	3,169
Loss on extinguishment of debt	45,576	5,490	595
Other, net	2,118	1,966	1,389
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(35,912)	(11,782)	(7,173)
Inventory	(5,723)	(2,904)	(5,452)
Prepaid and other assets	(30,260)	(5,658)	(2,313)
Advertising fund assets and liabilities, restricted	9,386	(369)	6,492
Deferred commissions	(1,899)	(1,927)	(1,958)
Deferred revenue	6,678	6,278	2,524
Accounts payable	6,905	(4,454)	13,849
Accrued expenses and other liabilities	119,051	15,956	(7,617)
Income tax payable, net	4,466	3,734	162
Operating lease liabilities	(60,323)	(45,847)	—
Cash provided by operating activities	283,827	83,986	41,372
Cash flows from investing activities:
Capital expenditures	(160,760)	(52,459)	(28,230)
Cash used in business acquisitions, net of cash acquired	(800,829)	(105,031)	(454,193)
Proceeds from sale-leaseback transactions	144,134	100,174	—
Proceeds from disposition of business	1,529	—	—
Proceeds from disposal of fixed assets	990	—	—
Cash used in investing activities	(814,936)	(57,316)	(482,423)
Cash flows from financing activities:
Payment of contingent consideration related to acquisitions	—	(2,783)	—
Payment of debt issuance cost	(19,756)	(22,932)	(14,056)
Proceeds from the issuance of long-term debt	950,000	625,000	575,000
Repayment of long-term debt	(721,500)	(448,213)	(10,988)
Repayments of revolving lines of credit and short-term debt	(544,800)	(432,800)	—
Proceeds from revolving lines of credit and short-term debt	526,800	391,301	59,499
Repayment of principal portion of finance lease liability	(2,199)	(595)	—
Distribution to Driven Investor LLC	—	—	(163,000)
Contributions	—	—	75
Proceeds from failed sale-leaseback transactions	538	5,633	—
Proceeds from initial public offering, net of underwriting discounts	661,500	—	—
Net proceeds from follow-on public offering	99,225	—	—
Repurchases of common stock	(43,040)	—	—

Proceeds from stock option exercises	505	—	—
Payments for termination of interest rate swaps	(21,826)	—	—
Proceeds from issuance of equity shares	—	2,609	—
Other, net	89	1,423	—
Cash provided by financing activities	885,536	118,643	446,530
Effect of exchange rate changes on cash	558	4,468	(120)
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	354,985	149,781	5,359
Cash and cash equivalents, beginning of period	172,611	34,935	37,530
Cash included in advertising fund assets, restricted, beginning of period	19,369	23,091	15,137
Restricted cash, beginning of period	15,827	—	—
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	207,807	58,026	52,667
Cash and cash equivalents, end of period	523,414	172,611	34,935
Cash included in advertising fund assets, restricted, end of period	38,586	19,369	23,091
Restricted cash, end of period	792	15,827	—
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$562,792	$207,807	$58,026

Supplemental cash flow disclosures - non-cash items:
Accrued capital expenditures, end of period	$4,753	$5,726	$8,782
Capital leases	—	—	2,191
Contingent consideration	56,000	4,309	2,880
Sale-leaseback	—	—	30,929
Supplemental cash flow disclosures - cash paid for:
Interest	$75,807	$88,772	$51,209
Income taxes	12,764	6,238	1,767

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
Driven Brands is a large and diversified automotive services company with a highly-franchised base of more than 4,400 franchised, independently-operated, and company-operated locations across 49 U.S. states and 14 other countries. The Company has a portfolio of highly recognized brands, including ABRA, CARSTAR, Maaco, Meineke, and Take 5 that compete in the automotive services industry. Our scaled, diversified platform fulfills an extensive range of core consumer and commercial automotive needs, including paint, collision, glass, repair and maintenance, oil change and car wash. Driven Brands provides a breadth of high-quality and high-frequency services to a wide range of customers, who rely on their cars in all economic environments to get to work and in many other aspects of their daily lives. Approximately 80% of the Company’s locations are franchised or independently operated.

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

Income Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into an Income Tax Receivable Agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that the Company will actually realize. The Income Tax Receivable Agreement is effective as of the date of the Company’s IPO. The Company has recorded a total liability of $156 million as of December 25, 2021, of which $24 million and $132 million are recorded under current and non-current liabilities, respectively.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock Split and Equity Structure
On January 14, 2021, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation (the "Amendment") to effect an implied 88,990-for-one stock split of shares of the Company’s outstanding common stock. In addition, the Amendment increased the number of authorized shares of the Company's stock from 10,000 shares to 1 billion shares (900 million shares of common stock and 100 million shares of preferred stock). All share and per-share data in the consolidated financial statements and footnotes has been retroactively adjusted to reflect the stock split and change in equity structure for all periods presented. The Company does not have any shares of preferred stock outstanding.

Note 2— Summary of Significant Accounting Policies

Fiscal year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter), except for the Car Wash segment which is currently consolidated based on a calendar month end. Fiscal years 2021, 2020, and 2019 reflect the results of operations for the 52-week periods ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.

Basis of Presentation
The consolidated financial statements include the accounts of Driven Brands Holdings Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in the calculation and assessment of the following: valuation of intangible assets and goodwill; income taxes; allowance for credit losses; and stock-based compensation. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. Certain amounts in previously issued financial statements have been reclassified to conform to current year presentation.

Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash equivalents consist of demand deposits and short-term, highly liquid investments with original maturities of three months or less. These investments are carried at cost, which approximates fair value. The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits. As of December 25, 2021 and December 26, 2020, the Company maintained balances in various cash accounts in excess of federally insured limits.

Restricted Cash
The Company had total restricted cash of $39 million at December 25, 2021, which primarily consisted of funds from franchisees pursuant to franchise agreements, the usage of which was restricted to advertising activities. There was restricted cash of $35 million at December 26, 2020 which consisted of $9 million of cash restricted for the purpose of facilitating a like-kind exchange of property under Internal Revenue Code Section 1031 (“1031 Exchange”), $7 million required to be held in trust in connection with the Company's securitized debt and $19 million of funds from franchisees pursuant to franchise agreements. Funds required to be held in trust in connection with the Company’s securitized debt and the 1031 Exchange are presented on the consolidated balance sheet within restricted cash, while advertising funds are presented within advertising fund assets, restricted, on the consolidated balance sheet.

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

Notes receivable are primarily from franchisees and relate to financing arrangements for certain past due balances or to partially finance the acquisition of company-operated stores or re-franchising locations. The notes are typically collateralized by the assets of the store being purchased. Interest income recognized on these notes is included in supply and other revenue on the accompanying consolidated statements of operations. The Company places notes receivable on a non-accrual status based on management’s determination if it is probable that the principal balance is not expected to be repaid per the contractual terms. When the Company places a note receivable on a non-accrual status, interest income recorded on the note is reversed through supply and other revenue. The Company recorded an immaterial amount of interest income related to its notes receivables during the years ended December 25, 2021 and December 26, 2020.

Allowance for Uncollectible Receivables
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, on December 26, 2020, which was retroactively applied as of the first day of fiscal year 2020. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information. The Company adopted this guidance using the modified retrospective adoption method applied as of the first day of fiscal year 2020. Upon adoption of this guidance, the Company recognized an increase to its allowance for credit losses of $2 million and a corresponding adjustment to retained earnings, net of tax, as a cumulative effect of an accounting change.

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

Inventory
Inventory is stated at the lower of cost or net realizable value. The Company primarily purchased its oil, lubricants, soap and auto glass in bulk quantities to take advantage of volume discounts and to ensure inventory availability to complete services. Inventories are presented net of volume rebates.

Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remaining lease term of the related asset. Repairs and maintenance are expensed as incurred.

Estimated useful lives are as follows:

Buildings and improvements	20 - 40 years
Furniture and fixtures	Five to seven years
Store equipment	Three to 20 years
Car wash equipment	20 years
Leasehold improvements	Five to 20 years
Vehicles	Five years
Computer equipment and software	Three years

Leases
The Company adopted ASU 2016-02 Leases and the subsequent ASUs that modified ASU 2016-02 (collectively, the amendments) during the twelve months ended December 26, 2020 and retroactively adopted the amendments as of the first day of fiscal year 2019. The Company elected not to adjust prior period comparative information and will continue to disclose prior period financial information in accordance with the previous lease accounting guidance.

The adoption of the standard resulted in a ROU asset of approximately $324 million primarily from operating leases for our company-operated stores, a $4 million reduction to retained earnings, net of taxes as a cumulative effect of an accounting change, and a lease liability of approximately $330 million as of December 28, 2019. The remaining $1 million related to the derecognition of certain liabilities and assets that had been recorded in accordance with GAAP that had been applied prior to the adoption of the amendments.
The new lease standard requires the lessee in an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a ROU asset and lease liability equal to the present value of the lease payments. The ROU asset and lease liability are derecognized in a manner that effectively yields a straight-line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors.

At contract inception, we determine whether the contract is or contains a lease based on the terms and conditions of the contract. Lease contracts are recognized on our consolidated balance sheet as right-of-use (“ROU”) assets and lease liabilities; however, we have elected not to recognize ROU assets and lease liabilities on leases with terms of one year or less. Lease liabilities and their corresponding ROU assets are recorded based on the present value of the future lease payments over the expected lease term. As the Company’s leases do not provide enough information to determine the implicit interest rate in the agreements, the Company uses its incremental borrowing rate in calculating the lease liability. The Company determines its incremental borrowing rate for each lease by reference to yield rates on collateralized debt issuances, which approximates borrowings on a collateralized basis, by companies of a similar credit rating as the Company, with adjustments for differences in years to maturity and implied company-specific credit spreads. The ROU asset also includes initial direct costs paid less lease incentives received from the lessor. The Company also records lease income for subleases of franchise stores to certain franchisees. Lease income from sublease rentals is recognized on a straight-line basis over the lease term.

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

Goodwill and Intangible Assets
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from an acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets acquired. The Company's identifiable intangible assets are comprised primarily of trademarks, franchise agreements, license agreements, membership agreements, customer relationships and developed technology. Identifiable intangible assets with finite lives (franchise agreements and certain trademarks) are amortized over the period of estimated benefit using the straight-line method. Goodwill and intangible assets considered to have an indefinite life (primarily trademarks) are not subject to amortization. The determination of indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.

Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.

Assets Held for Sale

The Company has one car wash site which was part of one of the 2021 acquisitions with a total carrying value of $3 million that has been designated as held-for-sale.

Accrued Liabilities

Included within accrued expenses and other liabilities on the consolidated balance sheet were $65 million and $42 million of accrued payroll, bonus and benefits at December 25, 2021 and December 26, 2020, respectively.

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
Company-operated store sales
Company-operated store sales are recognized, net of sales discounts, upon delivery of services and the service-related product. Customers also have the ability to purchase car wash club memberships that allow a customer unlimited washes for the duration of the membership. The Company recognizes revenue from these membership programs on a straight-line basis over the membership term. We also sell gift cards. Sales proceeds are recognized as a contract liability; the liability is reduced and revenue is recognized when the gift card is subsequently redeemed for services. Breakage on unredeemed gift card balances is estimated and recognized as revenue using the proportional method based on historical redemption patterns.

The states and municipalities in which the Company operates impose sales tax on all of the Company’s nonexempt revenue. The Company collects the sales tax from its customers and remits the entire amount to the appropriate taxing authority. The Company’s policy is to exclude the tax collected and remitted from net revenue and direct costs. The Company accrues sales tax liabilities as it records sales, maintaining the amount owed to the taxing authorities in accrued expenses and other liabilities on the consolidated balance sheets.
Independently-operated store sales and expenses
Independently-operated store sales and expenses consist of our car wash sites outside North America. The Company is primarily responsible for fulfilling its performance obligation of providing car wash and other vehicle cleaning services but engages a third-party to provide site labor and operate these stores on its behalf. The Company pays a commission to these third-parties to perform this service. Revenue from car washes at these locations is recorded in independently-operated store sales at the time the service is performed, while the commissions paid to the third-parties are recorded in independently-operated store expenses.

Advertising contributions
Franchised and company-operated stores are generally required to contribute advertising dollars according to the terms of their respective contract (typically based on a percentage of sales) that are used for, among other activities, advertising the brand on a national and local basis, as determined by the brand’s franchisor. The Company’s franchisees make their contributions to a marketing fund which in turn administers and distributes their advertising contributions directly to the franchisor. This advertising fee revenue is recognized as the underlying sales occur. Advertising expenses are recorded as incurred. Revenues and expenses related to these advertising collections and expenditures are reported on a gross basis in the consolidated statements of operations. The assets related to the advertising fund are considered restricted and disclosed as such on the Company’s consolidated balance sheets.

Any excess or deficiency of advertising fee revenue compared to advertising expenditures is recognized in the fourth quarter of the Company's fiscal year. Any excess of revenue over expenditures is recognized only to the extent of previously recognized deficits. When advertising revenues exceed the related advertising expenses and there is no recovery of a previously recognized deficit of advertising revenues, advertising costs are accrued up to the amount of revenues.
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

The insurance license revenue is presented net of any related expense with any residual revenue reflecting the management fee the Company charges for the program. Store lease revenue is recognized ratably over the underlying property lease term. Software maintenance fee revenue is recognized monthly in connection with providing and servicing software. Automotive training services are provided to third party shop owner/operators in accordance with agreed upon contract terms. These contracts may be for one-time shop visits or agreements to receive access to education and training programs for multiple years. For one-time shop visits, revenue is recognized at the time the service is rendered. For the multi-year education and training contracts, revenue is recognized ratably over the contract term.

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

Company-Operated Store Expenses
Company-operated store expenses consist of payroll and benefit costs for employees at company-operated locations, as well as rent, costs associated with procuring materials from suppliers, and other store-level operating costs. The Company receives volume rebates based on a variety of factors which are included in accounts receivable on the accompanying consolidated balance sheet and accounted for as a reduction of company-operated store expenses as they are earned. Sales discounts received from suppliers are recorded as a reduction of the cost of inventory. Advanced rebates are included in accrued expenses and other liabilities on the accompanying consolidated balance sheet and are accounted for as a reduction of company-operated store expenses as they are earned over the term of the supply agreement. In addition, the Company includes subleasing expense associated with the subleasing of store buildings to franchisees within supply and other expenses in the consolidated statements of operations.

Store Opening Costs
Store opening costs consist of employee, facility, and grand opening marketing costs that company-operated stores incur prior to opening. The Company typically incurs store opening costs when opening new company-operated stores and when converting independently branded, acquired company-operated stores to one of its brands. These expenses are charged to expense as incurred.

Equity-based Compensation
The Company recognizes expense related to equity-based compensation awards over the service period (generally the vesting period) in the consolidated financial statements based on the estimated fair value of the award on the grant-date. Forfeitures are accounted for as they occur.

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

The Company estimates the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying amount for cash and cash equivalents, restricted cash, accounts receivable, inventory, other current assets, accounts payable and accrued expenses approximate fair value because of their short maturities. The notes receivable carrying value also approximates fair value due to interest rates that approximate market rates for agreements with similar maturities and credit quality. The fair value of long-term debt is estimated based on Level 2 inputs using discounted cash flows and market-based expectations for interest rates, credit risk and contractual terms of the debt agreements.

Financial assets and liabilities measured at fair value on a recurring basis as of December 25, 2021 are summarized as follows:

(in thousands)	Level 1	Significant other observable inputs (Level 2)	Total
Mutual fund investments held in rabbi trust	$976	$—	$976

Derivative liabilities designated as hedging instruments	—	536	536
Total derivative liabilities	$—	$536	$536

Financial assets and liabilities measured at fair value on a recurring basis as of December 26, 2020 are summarized as follows:

(in thousands)	Level 1	Significant other observable inputs (Level 2)	Total
Mutual fund investments held in rabbi trust	$704	$—	$704

Derivative assets not designated as hedging instruments	$—	$227	$227

Derivative liabilities designated as hedging instruments	$—	9,561	$9,561
Derivative liabilities not designated as hedging instruments	—	12,197	12,197
Total derivative liabilities	$—	$21,758	$21,758

The fair value of the Company’s derivative instruments are derived from valuation models, which use observable inputs such as quoted market prices, interest rates and forward yield curves.

The carrying value and estimated fair value of total long-term debt were as follows:

	December 25, 2021		December 26, 2020
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,382,364	$2,411,987	$2,125,207	$2,169,597

Accumulated Other Comprehensive Income (Loss)
The following tables present changes, net of tax, in each component of accumulated other comprehensive income (loss).

(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance at December 29, 2018	$(1,100)	$—	$—	$(1,100)
Net change for year	4,726	—	—	4,726
Balance at December 28, 2019	$3,626	$—	$—	$3,626
Net change for year	13,208	(87)	(219)	12,902
Balance at December 26, 2020	$16,834	$(87)	$(219)	$16,528
Net change for year	(21,017)	(671)	132	(21,556)
Balance at December 25, 2021	$(4,183)	$(758)	$(87)	$(5,028)

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

Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The Company adopted the ASU in the first quarter of 2021, and the adoption did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. The Company is evaluating the impact of adopting this new accounting guidance.
Note 3—Business Acquisitions
The Company strategically acquires companies in order to increase its footprint and offer products and services that diversify its existing offerings. These acquisitions are accounted for as business combinations using the acquisition method, whereby the purchase price is allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition with the remaining amount recorded in goodwill.

2021 Acquisitions

2021 Car Wash Segment

The Company completed 38 acquisitions in the Car Wash segment, representing 110 car wash sites, (the “2021 Car Wash Acquisitions”), which were deemed to be business combinations, during the year ended December 25, 2021. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was $732 million.

On October 27, 2021, the Car Wash segment acquired Magic Tunnel Car Wash, which was comprised of 16 sites for total consideration of $88 million. On July 14, 2021, the Car Wash segment acquired Frank’s Car Wash, which was comprised of 18 sites for total consideration of $107 million. On May 20, 2021, the Car Wash segment acquired Racer Classic Car Wash, which was comprised of 10 sites for total consideration of $65 million.

The provisional amounts for assets acquired and liabilities assumed for the 2021 Car Wash Acquisitions are as follows:

(in thousands)	Magic Tunnel Car Wash	Franks Car Wash Express	Racer Classic Car Wash	All Other	Total Car Wash
Assets:
Cash	$26	$38	$18	$165	$247
Right of use assets	—	—	2,587	12,277	14,864
Land and improvements	13,020	10,790	6,920	45,455	76,185
Building	48,380	48,570	31,490	270,155	398,595
Equipment	13,800	7,377	5,698	59,578	86,453
Inventory	—	—	311	—	311
Intangibles, net	700	800	550	—	2,050
Deferred tax assets	—	94	—	1,596	1,690
Assets held for sale	—	—	—	996	996
Assets acquired	75,926	67,669	47,574	390,222	581,391
Liabilities:
Accrued liability	—	50	155	304	509
Lease liability	—	—	2,687	12,277	14,964
Deferred tax liabilities	—	—	758	—	758
Liabilities assumed	—	50	3,600	12,581	16,231
Net assets acquired	75,926	67,619	43,974	377,641	565,160
Total consideration	88,026	106,558	64,843	472,721	732,148
Goodwill	$12,100	$38,939	$20,869	$95,080	$166,988

Goodwill which was allocated to the Car Wash segment is substantially all deductible for income tax purposes.

The following table presents financial information regarding the 2021 Cash Wash Acquisitions operations included in our consolidated statements of operations from the date of acquisition through December 25, 2021 under the column “Actual from acquisition date in 2021.” The following table presents supplemental unaudited pro-forma information as if the 2021 Car Wash Acquisitions had occurred at the beginning of 2020. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the 2021 Car Wash Acquisitions occurred at the beginning of 2020. Cost savings are also not reflected in the unaudited pro-forma amounts for the year ended December 25, 2021 and December 26, 2020, respectively. Pro-forma revenue and pro-forma net income attributable to Driven Brands Holdings Inc. was not provided for the year ended December 28, 2019 as it was impracticable to do so.

	Actual from acquisition date in 2021	Pro-forma for year ended
(in thousands)		December 25, 2021	December 26, 2020
Revenue	$48,648	$1,613,479	$1,026,012
Net income attributable to Driven Brands Holdings Inc.	$11,693	$47,272	$20,558

2021 Maintenance Segment

The Company also completed 8 acquisitions in the Maintenance segment representing 13 maintenance sites, each individually immaterial (the “2021 Maintenance Acquisitions”), which were deemed to be business combinations, during the year ended December 25, 2021. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was $37 million.

The provisional amounts for assets acquired and liabilities assumed for the 2021 Maintenance Acquisitions are as follows:

(in thousands)
Assets:
Cash	$2
Land and improvements	4,425
Building	13,220
Equipment	1,450
Inventory	200
Deferred tax assets	90
Asset held for sale	3,275
22,662
Liabilities:
Prepaid liability	52
Liabilities assumed	52
Net assets acquired	22,610
Total consideration	37,271
Goodwill	$14,661
2021 PC&G Segment

In addition, the Company completed two acquisitions representing 12 collision sites, each individually immaterial, which are included within the Company’s Paint, Collision & Glass segment (the “2021 PC&G Acquisitions”) during the year ended December 25, 2021, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was $33 million.

The provisional amounts for assets acquired and liabilities assumed for the 2021 PC&G Acquisitions are as follows:

(in thousands)
Assets:
Right of use asset	$7,672
Equipment	1,512
Inventory	107
Intangibles, net	6,707
Assets acquired	15,998
Liabilities:
Accrued liability	5
Lease liability	7,664
Off-market lease component	99
Liabilities assumed	7,768
Net assets acquired	8,230
Total consideration	32,972
Goodwill	$24,742

In addition, during the twelve months ended December 25, 2021, the Company completed 11 acquisitions composed of one site each, each individually immaterial, each of which were deemed to be asset acquisitions as the fair value of assets acquired is substantially all land and buildings. Two of these acquisitions were included in the Car Wash segment and 9 were included in the Maintenance segment. The aggregate consideration paid for the Car Wash acquisitions and Maintenance assets acquisitions was $9 million and $7 million, respectively.

Deferred Consideration and Transaction Costs

Included in the total consideration amounts above for the Car Wash and Maintenance acquisitions in 2021 was $24 million of consideration not paid on the closing date. The Company had $23 million of deferred consideration related to 2021 and 2020 acquisitions at December 25, 2021. The Company had $5 million of deferred consideration related to 2020 acquisitions at December 26, 2020. The Company paid $6 million of deferred consideration related to 2021 and 2020 and prior acquisitions during the year ended December 25, 2021. Deferred consideration is typically paid six months to one-year after the acquisition closing date once all conditions under the purchase agreement have been satisfied.

The Company incurred approximately $3 million of transaction costs during the year ended December 25, 2021 related to 2021 acquisitions.

2021 Dispositions
On April 27, 2021, the Company disposed of its 70% owned subsidiary, At-Pac Auto Parts Inc., for consideration of $2 million. As a result of the sale, a loss of less than $1 million was recognized within selling, general, and administrative expenses during the year ended December 25, 2021. Also, a noncontrolling interest of $1 million was derecognized.

2020 Acquisitions

Acquisition of International Car Wash Group (Car Wash Segment)
On August 3, 2020, the Company completed the acquisition of Shine Holdco (UK) Limited, the holding company of ICWG, to expand on its service offerings by entering into the car wash business (the “ICWG Acquisition”). Under the merger agreement, RC IV ICW Merger Sub LLC, a subsidiary of RC IV Cayman ICW Holdings LLC and the direct parent of RC IV Cayman ICW LLC, merged with and into the Parent. ICWG’s shareholders received 217,980 of the Parent’s Class A common units. The Parent then contributed ICWG to the Company in exchange for 38.3 million shares of the Company’s common stock (after giving effect to the Company’s stock split, which is discussed further in Note 1).
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

The Company incurred $3 million of transaction-related expenses as a result of this transaction, which were recorded as operating expenses during the year ended December 26, 2020. Intangible assets acquired from ICWG include trademarks and patents, some of which have an indefinite useful life. Due to plans to discontinue certain trademarks, they were given a weighted-average useful life of 18 months and classified as definite-lived intangibles.

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

The fair value of the equity consideration was determined based on an estimated enterprise value using a market approach and income approach as of the purchase date, reduced by borrowings assumed. The Company finalized its purchase accounting estimates during the year ended December 25, 2021 related to the deferred tax liability and other liabilities and, as a result, reduced goodwill related to the ICWG Acquisition by approximately $1 million.

The following table presents financial information regarding ICWG operations included in our consolidated statements of operations from the date of acquisition through December 26, 2020 under the column “Actual from acquisition date in 2020.” The following table also presents unaudited supplemental pro-forma information as if the acquisition of ICWG had occurred at the beginning of 2019 under the “Pro-forma” columns. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired ICWG at the beginning of 2019. Cost savings are also not reflected in the unaudited pro-forma amounts for the year ended December 26, 2020 and December 28, 2019, respectively.

	Actual from acquisition date in 2020	Pro-forma for year ended
(in thousands)		December 26, 2020	December 28, 2019
Revenue	$149,679	$1,104,486	$1,042,048
Net income (loss) attributable to Driven Brands Holdings Inc.	$(8,433)	$26,352	$(12,954)

Acquisition of Fix Auto (PC&G Segment)

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

The purchase agreement for Fix Auto includes potential earn out payments of up to $10 million based on adjusted EBITDA results for fiscal year 2020 and up to $15 million for adjusted EBITDA results for fiscal year 2021. Based on updates to the projected adjusted EBITDA results for fiscal year 2021, the Company recorded an additional $1 million liability related to the earn out as of December 26, 2020. The $4 million liability is recorded as a component of Accrued expenses and other liabilities on the consolidated balance sheet at year ended December 26, 2020. The Company recorded a $4 million benefit to Acquisition costs in the Consolidated Statement of Operations during the year ended December 25, 2021 related to the reversal of the liability as the payment of contingent consideration was deemed to be remote.

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
The Company incurred $2 million of transaction-related expenses as a result of these Car Wash Acquisitions, which were recorded as operating expenses within Acquisition costs in the consolidated statement of operations during the year ended December 26, 2020. All goodwill related to these Car Wash Acquisitions was allocated to the Car Wash segment and $16 million is deductible for income tax purposes.
Note 4—Accounts and Notes Receivable, net
The accounts and notes receivable, net balance on the consolidated balance sheets are amounts primarily related to customers, vendors and franchisees. As of December 25, 2021 and December 26, 2020, the gross amount of current accounts and notes receivable were $134 million and $101 million, respectively. The current allowance for credit losses for these periods were $16 million and $16 million, respectively. As of December 25, 2021 and December 26, 2020, the gross amount of non-current notes receivable was $6 million and the non-current allowance for credit losses for these periods was $2 million and $3 million, respectively.

The changes in the allowance for accounts and notes receivable for the year ended December 25, 2021 and December 26, 2020 were as follows:

(in thousands)
Balance as of December 28, 2019	$16,480
Bad debt expense	7,059
Write-off of uncollectible receivables	(4,515)
Balance at December 26, 2020	$19,024
Bad debt expense, net of recoveries	1,854
Write-off of uncollectible receivables	(2,493)
Balance at December 25, 2021	$18,385

Note 5 —Property and Equipment

Property and equipment at December 25, 2021 and December 26, 2020 consisted of the following:

(in thousands)	December 25, 2021	December 26, 2020
Buildings	$671,523	$350,983
Land	152,841	115,128
Furniture and fixtures	17,855	13,747
Computer equipment and software	31,773	21,278
Shop equipment	304,100	208,148
Leasehold improvements	172,737	155,040
Finance lease right-of-use assets/capital leases	29,766	14,211
Vehicles	3,282	4,188
Construction in progress	133,724	27,425
Total property and equipment	1,517,601	910,148
Less: accumulated depreciation	(166,617)	(82,756)
Total property and equipment, net	$1,350,984	$827,392

Depreciation expense was $91 million, $44 million and $13 million for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.
Note 6 —Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 25, 2021 and December 26, 2020 are as follows:

(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Total
Balance at December 28, 2019	$443,168	$—	$278,049	$149,402	$870,619
Acquisitions	1,754	812,249	18,841	—	832,844
Purchase price adjustments	—	—	(725)	5,646	4,921
Foreign exchange	37	16,564	1,765	601	18,967
Balance at December 26, 2020	$444,959	$828,813	$297,930	$155,649	$1,727,351
Acquisitions	14,661	166,988	24,742	—	206,391
Purchase price adjustments	(637)	6,642	(44)	—	5,961
Foreign exchange	13	(30,188)	624	240	(29,311)
Balance at December 25, 2021	$458,996	$972,255	$323,252	$155,889	$1,910,392

Intangible assets for the years ended December 25, 2021 and December 26, 2020 are as follows:

	Definite lived Amortizable						Indefinite - Lived
(in thousands)	Franchise Agreements	License Agreements	Membership Agreements	Customer Relationships	Developed Technology	Trademarks & Other	Trademarks	Total
Balance at December 26, 2020
Gross carrying value	$218,413	$12,036	$11,600	$59,270	$27,245	$11,562	$566,326	$906,452
Accumulated amortization	(40,858)	(1,731)	(1,759)	(4,890)	(17,843)	(10,063)	—	(77,144)
Net carrying value	$177,555	$10,305	$9,841	$54,380	$9,402	$1,499	$566,326	$829,308
Balance at December 25, 2021
Gross carrying value	$223,625	$12,044	$11,600	$59,585	$25,882	$17,364	$562,784	$912,884
Accumulated amortization	(49,529)	(3,091)	(3,270)	(8,797)	(18,959)	(13,055)	—	(96,701)
Net carrying value	$174,096	$8,953	$8,330	$50,788	$6,923	$4,309	$562,784	$816,183
Intangible assets with definite lives are being amortized on a straight-line basis over the estimated useful life of each asset, typically 14 to 30 years for franchise agreements, seven to 19 years for license agreements, seven to nine years for membership agreements, 14 to 16 years for customer relationships, and three to eight years for developed technology.

The Company has acquired a number of car wash businesses over past two years. As part of those acquisitions, the Company determined a fair value of each of the associated intangibles including trademarks and customer relationships. The Company concluded that $170 million of car wash tradenames acquired would be used in perpetuity, and therefore would have an indefinite life. Should the Company change its strategy in the future to discontinue or phase out one or more of these car wash tradenames, an impairment charge may be recorded.
During the year ended December 26, 2020, the Company elected to discontinue the use of a trade name and, as a result, recognized a $3 million impairment charge, which is included as a component of asset impairment charges in the consolidated statement of operations.

Amortization expense was $19 million, $18 million, and $11 million for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.

Amortization expense related to definite lived intangible assets will be approximately $22 million, $20 million, $18 million, $17 million, $16 million and $160 million in 2022, 2023, 2024, 2025, 2026 and thereafter, respectively.

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
Capitalized costs to obtain a contract as of December 25, 2021 and December 26, 2020 were $11 million and $9 million, respectively, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized an immaterial amount of costs during the years ended December 25, 2021 and December 26, 2020, respectively, that were recorded as a contract asset at the beginning of the year.
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $27 million and $21 million as of December 25, 2021 and December 26, 2020, respectively, which are presented within deferred revenue on the consolidated balance sheets. The Company recorded $3 million in revenue during the year ended December 25, 2021 and recorded an immaterial amount of revenue during the year ended December 26, 2020 that was recorded as a contract liability as of the beginning of each year.
Note 10—Leases
The Company’s lease and sublease portfolio primarily consists of the real property leases related to franchisee service centers and company-operated service center locations, as well as office space and various vehicle and equipment leases. Leases for real property generally have terms ranging from 5 to 40 years, with most having one or more renewal options ranging from one to 10 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. Equipment and vehicle leases generally have terms ranging from one to five years. The Company’s portfolio of leases does not contain any material residual value guarantees or restrictive covenants.
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

The following table details our total investment in operating and finance leases where the Company is the lessee:

(in thousands)	December 25, 2021	December 26, 2020
Right-of-use assets
Finance leases (a)	$29,766	$14,211
Operating leases	995,625	884,927
Total right-of-use assets	$1,025,391	$899,138

Current lease liabilities
Finance leases (b)	$3,101	$2,149
Operating leases (c)	57,588	60,095
Total current lease liabilities	$60,689	$62,244

Long-term lease liabilities
Finance leases (d)	$27,957	$16,726
Operating leases	931,604	818,001
Total long-term lease liabilities	$959,561	$834,727
(a)Finance lease right-of-use assets are included in property and equipment, net on the consolidated balance sheet.
(b)Current finance lease liabilities are included in current portion of long-term debt on the consolidated balance sheet.
(c)Current operating lease liabilities are included in accrued expenses and other liabilities on the consolidated balance sheet.
(d)Long-term finance lease liabilities are included in long-term debt on the consolidated balance sheet.

The lease cost for operating and finance leases recognized in the consolidated statement of operations were as follows:

	December 25, 2021	December 26, 2020
(in thousands)
Finance lease expense:
Amortization of right-of-use assets	$2,792	$1,146
Interest on lease liabilities	1,141	643
Operating lease expense	116,362	71,920
Short-term lease expense	1,935	2,206
Variable lease expense	963	614
Total lease expense, net	$123,193	$76,529
The Company recorded a $3 million impairment loss during the year ended December 26, 2020 related to Company’s decision to exit certain leased locations.

The Company also subleases certain facilities to franchisees and recognized $7 million, $7 million and $8 million in sublease revenue during the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively, as a component of supply and other revenue on the consolidated statement of operations.

During the year ended December 26, 2020, the Company received concessions from certain landlords in the form of rent deferrals of approximately $2 million and an immaterial amount of rent abatement and elected to account for these rent concessions as though enforceable rights and obligations for those concessions existed in the original lease agreements and, as a result, the lease concessions were not considered modifications of the existing lease contract.

For the year ended December 25, 2021, the Company sold 38 car wash and 5 maintenance properties in various locations throughout the United States for a total of $144 million, resulting in a net gain of $12 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms ranging from 15 to 20 years and provide the Company with the option of extended the lease for up to 20 additional years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of approximately $125 million and $124 million, respectively, related to these lease arrangements.

The weighted average remaining lease term as of December 25, 2021 was 11.7 years for finance leases and 15.0 years for operating leases. The weighted average discount rate as of December 25, 2021 was 5.06% for finance leases and 4.78% for operating leases.

The weighted average remaining lease term as of December 26, 2020 was 11.3 years for finance leases and 15.0 years for operating leases. The weighted average discount rate as of December 26, 2020 was 5.78% for finance leases and 4.81% for operating leases.
Supplemental cash flow information related to the Company’s lease arrangements were as follows:

	Year Ended
	December 25, 2021	December 26, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$106,519	$64,768
Operating cash flows used in finance leases	1,061	583
Financing cash flows used in finance leases	1,286	448
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$200,499	$919,036
Finance leases	12,951	16,607
As of December 25, 2021, future minimum lease payments under noncancellable leases were as follows:

(in thousands)	Finance	Operating	Income from subleases
2022	$4,865	$116,490	$6,990
2023	4,329	113,226	5,487
2024	3,753	107,650	2,767
2025	3,490	103,087	2,252
2026	3,368	96,840	1,879
Thereafter	23,390	956,921	6,720
Total undiscounted cash flows	$43,195	$1,494,214	$26,095
Less: Present value discount	12,137	505,022
Less: Current lease liabilities	3,101	57,588
Long-term lease liabilities	$27,957	$931,604

Note 8—Long-term Debt
Our long-term debt obligations consist of the following:

(in thousands)	December 25, 2021	December 26, 2020
Series 2018-1 Securitization Senior Notes, Class A-2	$264,688	$267,438
Series 2019-1 Securitization Senior Notes, Class A-2	291,000	294,000
Series 2019-2 Securitization Senior Notes, Class A-2	268,813	271,563
Series 2019-3 Variable Funding Securitization Senior Notes	—	—
Series 2020-1 Securitization Senior Notes, Class A-2	172,375	174,125
Series 2020-2 Securitization Senior Notes, Class A-2	445,500	450,000
Series 2021-1 Securitization Senior Notes, Class A-2	448,875	—
Revolving Credit Facility	—	—
Term Loan Facility	500,000	—
Car Wash First Lien Term Loan (1)	—	528,858
Car Wash Second Lien Term Loan (1)	—	175,000
Car Wash Revolving Credit Facility (1)	—	18,000
Other debt (2)	39,082	26,763
Total debt	2,430,333	2,205,747
Less: unamortized discount	—	(46,030)
Less: debt issuance costs	(47,969)	(34,510)
Less: current portion of long-term debt	(26,044)	(22,988)
Total long-term debt, net	$2,356,320	$2,102,219
(1) Car Wash Senior Credit Facilities
(2) Amount primarily consists of finance lease obligations. See Note 10.

2015-1 Securitization Senior Notes

On July 31, 2015, Driven Brands Funding, LLC (the “Issuer”) issued $410 million 2015-1 Securitization Senior Notes (the “2015-1 Senior Notes”) bearing a fixed interest rate of 5.216% per annum. The 2015-1 Senior Notes had a final legal maturity date of July 20, 2045. The Company capitalized $9 million of debt issuance costs related to the 2015 Senior Notes. On December 14, 2020, the 2015-1 Senior Notes were paid in full and approximately $2 million of debt issuance costs were written off to loss on debt extinguishment.

2016-1 Securitization Senior Notes

On May 20, 2016, the Issuer issued $45 million 2016-1 Securitization Senior Notes (the “2016-1 Senior Notes”) bearing a fixed interest rate of 6.125% per annum. The 2016-1 Senior Notes had a final legal maturity date of July 20, 2046. The Company capitalized $2 million of debt issuance costs related to the 2016-1 Senior Notes. On December 14, 2020, the 2016-1 Senior Notes were paid in full and approximately $1 million of debt issuance costs were written off to loss on debt extinguishment.

2018-1 Securitization Senior Notes

On April 24, 2018, the Issuer issued $275 million Series 2018-1 Securitization Senior Secured Notes (the “2018-1 Senior Notes”) bearing a fixed interest rate of 4.739% per annum. The 2018-1 Senior Notes have a final legal maturity date of April 20, 2048 and an anticipated repayment date of April 20, 2025. The 2018-1 Senior Notes are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Company capitalized $7 million of debt issuance costs related to the 2018-1 Senior Notes.

2019-1 Securitization Senior Notes

On March 19, 2019, the Issuer issued $300 million of Series 2019-1 Securitization Senior Notes (the “2019-1 Senior Notes”) bearing a fixed interest rate of 4.641% per annum. The 2019-1 Senior Notes have a final legal maturity date of April 20, 2049 and an anticipated repayment date of April 20, 2026. The 2019-1 Senior Notes are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Company capitalized $6 million of debt issuance costs related to the 2019-1 Senior Notes.

2019-2 Securitization Senior Notes

On September 16, 2019, the Issuer issued $275 million Series 2019-1 Securitization Senior Secured Notes (the “2019-2 Senior Notes”) bearing a fixed interest rate of 3.981% per annum. The 2019-2 Senior Notes have a final legal maturity date of October 20, 2049 and an anticipated repayment date of October 20, 2026. The 2019-2 Senior Notes are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Company capitalized $6 million of debt issuance costs related to the 2019-2 Senior Notes.

Series 2019-3 Variable Funding Securitization Senior Notes

On December 11, 2019, the Issuer issued Series 2019-3 Variable Funding Senior Notes (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date of January 20, 2050. The commitment under the 2019 VFN expires on July 20, 2022, and is subject to three one-year extensions at the election of the Company. The 2019 VFN are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Issuer may elect interest at the Base Rate plus an applicable margin or LIBOR plus an applicable margin (the LIBOR rate as the applicable interest rate). The Company capitalized $1 million of debt issuance costs related to the 2019-3 VFN. No amounts were outstanding under the 2019 VFN as of December 25, 2021 and December 26, 2020. As of December 25, 2021, there were $18 million of outstanding letters of credit that reduced the borrowing availability under the 2019 VFN.

2020-1 Securitization Senior Notes

On July 6, 2020, Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation (together, the “Co-Issuers”), each wholly owned indirect subsidiaries of the Company, issued $175 million 2020-1 Securitization Senior Notes (the “2020-1 Senior Notes”) bearing a fixed interest rate of 3.786% per annum. The 2020-1 Senior Notes have a final legal maturity date of July 20, 2050 and an anticipated repayment date of July 20, 2027. The 2020-1 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Canadian Co-Issuer and various subsidiaries of the Canadian Co-Issuer. The Company capitalized $11 million of debt issuance costs related to the 2020-1 Senior Notes.

2020-2 Securitization Senior Notes

On December 14, 2020, the Co-Issuers issued $450 million 2020-2 Securitization Senior Notes (the “2020-2 Senior Notes”) bearing a fixed interest rate of 3.237% per annum. The 2020-2 Senior Notes have a final legal maturity date of January 20, 2051; and an anticipated repayment date of January 20, 2028. The 2020-2 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Securitization Entities. The Company capitalized $8 million of debt issuance costs related to the 2020-2 Senior Notes. The Company used the proceeds of these notes to fully repay the 2015-1 Senior Notes and 2016-1 Senior Notes detailed above.

2021-1 Securitization Senior Notes

On September 29, 2021, the Co-Issuers issued $450 million of 2021-1 Securitization Senior Notes (the “2021-1 Senior Notes”) bearing a fixed interest rate of 2.791% per annum. The 2021-01 Senior Notes have a final legal maturity date of October 20, 2051 and an anticipated repayment date of October 20, 2028. The 2021-1 Senior Notes are secured by substantially all asset of the Co-issuers and are guaranteed by the Securitization Entities. A portion of the proceeds from the issuance of the 2021-1 Senior Notes were used to pay off the outstanding balance on the Revolving Credit Facility with the remainder to be used for general corporate purposes including future acquisitions. The Company capitalized $10 million of debt issuance costs related to the 2021-1 Senior Notes.

Credit Agreement
Revolving Credit Facility

In May 27, 2021, Driven Holdings, LLC, (“the Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of Driven Brands Holdings Inc., entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (“Revolving Credit Facility”), which provides for an aggregate principal amount of up to $300 million, and has a maturity date of May 27, 2026 (“Credit Agreement”). Eurocurrency borrowings incur interest at an adjusted London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 1.50%, which may increase to 1.75% based on the Net First Lien Leverage Ratio under the Revolving Credit Facility. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.

As of December 25, 2021, there was no outstanding balance on the Revolving Credit Facility, with immaterial accrued interest at quarter-end.
Term Loan Facility
On December 17, 2021, the Borrower amended the Credit Agreement to provide for a new term loan credit facility (the “Term Loan Facility”), which has an initial aggregate commitment of $500 million, with loans and other extensions of credit thereunder maturing on December 17, 2028. The Company capitalized $9 million of debt issuance costs related to the Term Loan Facility.
Proceeds of borrowings of the Term Loan Facility will be used for general corporate purposes. Borrowings will bear interest at a rate equal to, at the Borrower’s option, either (a) a Eurocurrency rate determined by reference to adjusted London Interbank Offered Rate (“LIBOR”) for the interest period (with a 0.50% floor), plus an applicable margin of 3.00% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the US prime rate and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 2.00%. Starting with the second full calendar quarter after the funding of the Term Loan Facility, the Term Loan Facility will require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the Term Loan Facility, with the balance due at maturity.
Car Wash Senior Credit Facilities

As part of the ICWG acquisition, the Company assumed $532 million of First Lien Term Loan debt. The First Lien Term Loan debt matures on October 3, 2024 and interest was charged at 3.25% plus one-month LIBOR and is payable at either one-, two-, three- or six-monthly intervals. The loan was subject to quarterly repayments of 0.25% of the original principal. As of December 26, 2020, the interest rate on this loan was 4.25%. The Company recorded this loan at fair value upon the acquisition of ICWG. As of December 26, 2020, there was $29 million of unamortized discount related to this loan. The loan was paid off on January 20, 2021, and as a result the remaining unamortized discount was written-off and included Debt Extinguishment Costs in the Consolidated Statement of Operations in the first quarter of 2021.

As part of the ICWG acquisition, the Company also assumed $175 million of Second Lien Term Loan debt. The Second Lien Term Loan debt matures on October 3, 2025 and interest was charged at 7.50% plus one-month LIBOR and is payable at either one-, two-, three- or six-monthly intervals. As of December 26, 2020, the interest rate on this loan was 8.50%. The Company recorded this loan at fair value upon the acquisition of ICWG. As of December 26, 2020, there was $17 million of unamortized discount related to this loan. The loan was paid off on January 20, 2021, and as result the remaining unamortized discount was written-off and included Debt Extinguishment Costs in the Consolidated Statement of Operations in the first quarter of 2021.
The Company also assumed a first lien revolving credit facility from ICWG with an aggregate principal amount of up to $75 million, maturing on October 3, 2022, including a letter of credit sub-facility, a swingline loan sub-facility and an ancillary sub-facility. As of December 26, 2020 there was $18 million outstanding on this credit facility and the interest rate was 3.65%. The first lien revolving credit facility was terminated and paid off on January 20, 2021.

Other Debt

On April 24, 2020, the Company entered into a bridge loan with a financial institution in the amount of $40 million, which was used to help finance 2021 acquisitions. The interest rate was based on LIBOR plus an applicable margin. The Company capitalized $1 million of debt issuance costs related to the bridge loan. The bridge loan was subsequently paid in full in 2021 and approximately $1 million of debt issuance costs were written off to loss on debt extinguishment.
Scheduled debt repayments for the next five fiscal years and thereafter are as follows:

(in thousands)
2022	$26,044
2023	27,447
2024	27,245
2025	280,557
2026	555,202
Thereafter	1,513,838
Total future repayments	$2,430,333

Guarantees and Covenants of the Notes

Substantially all of the assets of the Company, including most of the domestic and certain of the foreign revenue-generating assets, which principally consist of franchise-related agreements, certain company-operated stores, certain product distribution agreements, intellectual property and license agreements for the use of intellectual property, are owned by subsidiaries of the Borrower and the Issuer, and are pledged to secure the Notes and indebtedness under the Credit Agreement (together the "Indebtedness"). The restrictions placed on the Issuer and its subsidiaries require that interest and principal (if any) on the Securitization Notes be paid prior to any residual distributions to the Company, and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly interest and principal (if any) amounts due. The amount of weekly cash flow that exceeds all expenses and obligations of the Issuer and its subsidiaries (including required reserve amounts) is generally remitted to the Company in the form of a dividend.

The Company’s Indebtedness is subject to certain quantitative covenants related to debt service coverage and leverage ratios. In addition, the agreements related to the Indebtedness also contain various affirmative and negative operating and financial reporting covenants which are customary for such debt instruments. These covenants, among other things, limit the ability of the Issuer and its subsidiaries to sell assets; engage in mergers, acquisitions, and other business combinations; declare dividends or redeem or repurchase capital stock; incur, assume, or permit to exist additional indebtedness or guarantees; make loans and investments; incur liens; and enter into transactions with affiliates. In the event that certain covenants are not met, the Indebtedness may become fully due and payable on an accelerated schedule. In addition, the Borrower and the Issuer may voluntarily prepay, in part or in full subject to certain pre-payment premiums or make-whole obligations.

As of December 25, 2021, the Issuer was in compliance with all covenants under the agreements discussed above.

Driven Brands Holdings Inc. has no material separate cash flows or assets or liabilities as of December 25, 2021. All business operations are conducted through its operating subsidiaries and it has no material independent operations. Driven Brands Holdings Inc. has no other material commitments or guarantees. As a result of the restrictions described above, certain of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to Driven Brands Holdings Inc. as of December 25, 2021.
Note 9—Segment Information
The Company’s worldwide operations are comprised of the following reportable segments: Maintenance, Car Wash, Paint, Collision & Glass and Platform Services.

The Maintenance segment is primarily composed of the Take 5 Quick Lube and Meineke brands, and revenue is primarily derived from the performance of maintenance services, including oil changes and regularly scheduled and as-needed automotive maintenance services and vehicle component repair and replacement. Maintenance segment revenue also includes franchise royalties and fees and supply and other product sales.

The Paint, Collision & Glass segment is primarily composed of the ABRA, CARSTAR, Fix Auto, Maaco, and Uniban brands and services both retail and commercial customers such as commercial fleet operators and insurance carriers. Paint, Collision & Glass revenue is primarily derived from license and royalty fees paid by franchisees. Paint, Collision & Glass segment revenue also includes service revenue derived from company-operated locations and supply and other product sales.

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

In addition to the reportable segments, the Company’s consolidated financial results include “Corporate and Other” activity. Corporate and Other incurs costs related to the advertising revenues and expenses and shared service costs, which are related to finance, IT, human resources, legal, supply chain and other support services. Corporate and Other activity includes the adjustments necessary to eliminate inter-company transactions, namely sales by the Platform Services segment to the Paint, Collision & Glass and Maintenance segments, respectively.

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
Segment results for the years ended December 25, 2021, December 26, 2020 and December 28, 2019 are as follows:

	Year ended December 25, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise fees and royalties	$35,932	$—	$79,125	$29,356	$—	$144,413
Company-operated store sales	503,719	277,118	58,280	5,005	(476)	843,646
Independently-operated store sales	—	204,246	—	—	—	204,246
Advertising	—	—	—	—	75,599	75,599
Supply and other	37,425	6,071	67,272	127,413	(38,805)	199,376
Total revenue	$577,076	$487,435	$204,677	$161,774	$36,318	$1,467,280
Segment Adjusted EBITDA	$179,073	$153,065	$82,731	$56,954	$(107,640)	$364,183

	Year ended December 26, 2020
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise fees and royalties	$28,466	$—	$66,020	$23,102	$(462)	$117,126
Company-operated store sales	366,194	79,969	37,401	5,955	(252)	489,267
Independently-operated store sales	—	67,193	—	—	—	67,193
Advertising	—	—	—	—	59,672	59,672
Supply and other	22,197	2,517	62,072	110,331	(26,175)	170,942
Total revenue	$416,857	$149,679	$165,493	$139,388	$32,783	$904,200
Segment Adjusted EBITDA	$114,764	$43,137	$66,276	$49,408	$(65,211)	$208,374

	Year ended December 28, 2019
(in thousands)	Maintenance	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise fees and royalties	$31,548	$57,520	$22,102	$—	$111,170
Company-operated store sales	311,201	13,259	4,650	—	329,110
Advertising	—	—	—	66,270	66,270
Supply and other	13,433	62,060	34,555	(16,325)	93,723
Total revenue	$356,182	$132,839	$61,307	$49,945	$600,273
Segment Adjusted EBITDA	$81,732	$60,444	$26,413	$(43,623)	$124,966
The reconciliations of income before taxes to Segment Adjusted EBITDA for the years ended December 25, 2021, December 26, 2020 and December 28, 2019 are as follows:

	Year ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Income before taxes	$34,892	$7,156	$12,580
Acquisition related costs(a)	62,386	15,682	12,497
Non-core items and project costs, net(b)	5,656	6,036	6,644
Store opening costs	2,497	2,928	5,721
Sponsor management fees(c)	—	5,900	2,496
Straight-line rent adjustment(d)	11,619	7,150	2,172
Equity-based compensation expense(e)	4,301	1,323	1,195
Foreign currency transaction loss (gain)(f)	20,683	(13,563)	—
Bad debt expense (recovery)(g)	(3,183)	3,201	—
Asset sale leaseback (gain) loss, impairment and closed store expenses(h)	(8,935)	9,311	—
Loss on debt extinguishment(i)	45,576	5,490	595
Depreciation and amortization	112,777	62,114	24,220
Interest expense, net	75,914	95,646	56,846
Segment Adjusted EBITDA	$364,183	$208,374	$124,966
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
f.     Represents foreign currency transaction loss (gain) primarily related to the remeasurement of our intercompany loans, partially offset by remeasurement of cross currency swaps and currency forward contracts.
g.     Represents bad debt expense (recovery) related to customer that declared bankruptcy due to the COVID-19 pandemic.
h.     Relates to (gain) loss on sale leasebacks, impairment from the discontinuation in the use of a trade name as well as impairment of certain fixed assets and operating lease right-of-use assets related to closed locations. Also represents lease exit costs and other costs associated with stores that were closed prior to their respective lease termination dates.
i.     Represents charges incurred related to the Company’s repayment of the Car Wash Senior Credit Facilities in 2021 and a bridge loan which was used to help finance the 2020 acquisitions as well as charges related to the early settlement of the Company’s 2015-1 and 2016-1 securitized notes.

There were no customers that accounted for 10% or more of the Company’s total revenue or accounts receivable across all segments in 2021, 2020 or 2019.

The following table shows information relating to the geographic regions in which the Company operates:

	Total revenue for year ended			Total long-lived assets
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019	December 25, 2021	December 26, 2020	December 28, 2019
United States	$1,137,226	$721,448	$552,592	$1,843,952	$1,147,235	$127,090
Canada	122,179	115,559	47,681	24,503	27,616	7,291
Rest of world	207,875	67,193	—	478,154	537,468	—
Total	$1,467,280	$904,200	$600,273	$2,346,609	$1,712,319	$134,381

The following table shows the Company’s capital expenditures by reportable segment:

(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Capital expenditures
2021	$49,454	$105,057	$920	$231	$5,098	$160,760
2020	38,250	9,580	1,504	268	2,857	52,459
2019	25,192	—	333	48	2,657	28,230
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

Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
The Company has variable rate senior funding which creates exposure to variability in interest payments due to changes in interest rates. The Company was party to three interest rate swap transactions with a total notional amount of $300 million. The interest rate swaps were designated as a hedge against the changes in cash flows attributable to changes in one-month LIBOR, the benchmark interest rate being hedged, associated with interest payments made on the first $300 million of the Company's First and Second Lien Term Loans, respectively. See Note 8 for additional details on the Company’s debt agreements. The termination date of the swap agreements is May 7, 2023. On, January 19, 2021, the company officially terminated the interest rate swaps associated with the debt agreements and recorded an immaterial amount of expense related to the cancellation of this instrument.

Derivatives Designated as Fair Value Hedge of Exchange Rate Risk
In December 2021, the Company entered into a cross currency swap as an economic hedge against exposure to changes in the Canadian dollar in connection with its Canadian securitization transaction, which is discussed in greater detail in Note 8. The cross currency swap has an $88 million notional and a settlement date of July 20, 2027. Throughout the term of the swap agreements, the Company pays interest at a fixed rate in Canadian dollars and receives interest at a fixed rate in U.S. dollars.

Derivatives Not Designated as Hedges
As part of the acquisition of ICWG, the Company assumed three cross-currency interest rate swap agreements to mitigate the interest rate risk and exchange rate risk associated with the variable interest, USD-denominated senior loans raised by ICWG. The cross-currency interest rate swaps had a total notional amount of $235 million and were scheduled to terminate on October 3, 2021. On, January 20, 2021, the company officially terminated the cross currency swaps associated with the debt agreements and recorded an immaterial amount of expense related to the cancellation of this instrument. Throughout the term of the swap agreements, the Company paid interest at a fixed rate and received interest at the three-month LIBOR rate.

During 2021 and 2020 the Company entered into short term foreign currency forward contracts as an economic hedge against exposure to changes in the Canadian dollar in connection with its Canadian securitization transaction, which is discussed in greater detail in Note 8. The foreign currency forward contract in effect in 2021 had an $87.5 million notional amount and matured on December 17, 2021. It was replaced by the cross currency swap discussed above.

The fair value of our derivative instruments and the associated notional amounts, presented on a pre-tax basis, were as follows:

(in thousands)	December 25, 2021
	Notional Amount	Balance Sheet Location	Fair Value
Derivative liabilities:
Derivatives designated as hedging instruments:
Cross currency swap	$87,500	Accrued expenses and other liabilities	$336
		Accrued expenses and other long-term liabilities	$200

(in thousands)	December 26, 2020
	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:
Derivatives not designated as hedging instruments:
Forward contract to purchase U.S. dollars	$86,502	Prepaid and other assets	$227

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps	$300,000	Accrued expenses and other long-term liabilities	$9,561

Derivatives not designated as hedging instruments:
Cross currency swaps	$234,780	Accrued expenses and other long-term liabilities	$12,197

During the year ended December 25, 2021, the Company recorded an immaterial amount of net losses in other comprehensive income and as a component of accumulated other comprehensive income as of December 25, 2021. The Company expects an immaterial amount to be reclassified from other comprehensive income to interest expense during the next 12 months.

The Company recorded a $5 million gain and a $10 million loss during the year ended December 25, 2021 and December 26, 2020, respectively, related to the change in fair value of derivatives in Loss (gain) on foreign currency transactions, net in the consolidated statement of operations.

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
Note 12—Income Taxes

The provision for income taxes was computed based on the following amounts of income (loss) before income taxes:

	Year Ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Domestic	$86,257	$996	$13,223
Foreign	(51,365)	6,160	(643)
Income before income taxes	$34,892	$7,156	$12,580

The components of our income tax expense (benefit) were as follows:

	Year Ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Current:
Federal	$6,969	$(908)	$(537)
State	3,990	3,420	1,309
Foreign	3,414	4,924	889
Deferred:
Federal	22,324	2,071	7,043
State	(787)	2,316	(5,259)
Foreign	(10,554)	(451)	1,385
Total income tax expense	$25,356	$11,372	$4,830

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended
(in thousands)	December 25, 2021		December 26, 2020		December 28, 2019
Federal income tax at statutory rate	$7,327	21.0%	$1,503	21.0%	$2,642	21.0%
State income taxes, net of federal tax benefits	4,971	14.2%	1,605	22.4%	825	6.6%
State deferred tax rate change	(2,118)	(6.1)%	1,689	23.6%	(1,038)	(8.3)%
Foreign deferred tax rate change	2,375	6.8%	—	—%	—	—%
Foreign tax rate differential	(2,135)	(6.1)%	(869)	(12.1)%	85	0.7%
Non-deductible advertising fund loss	(32)	(0.1)%	486	6.8%	737	5.9%
Non-deductible transaction costs	10,525	30.2%	1,006	14.1%	845	6.7%
Non-deductible stock compensation	598	1.7%	278	3.9%	—	—%
Other permanent differences	809	2.3%	(176)	(2.5)%	140	1.1%
Deferred tax adjustments	(147)	(0.4)%	818	11.4%	241	1.9%
Current tax adjustments	(956)	(2.7)%	(647)	(9.0)%	353	2.8%
Reserve for uncertain tax positions	(313)	(0.9)%	2,232	31.2%	—	—%
Valuation allowance on deferred tax asset	4,452	12.8%	3,447	48.2%	—	—%
Effective tax rate	$25,356	72.7%	$11,372	159.0%	$4,830	38.4%

Deferred tax assets (liabilities) are comprised of the following:

(in thousands)	December 25, 2021	December 26, 2020
Deferred tax asset
Accrued liabilities	$11,165	$10,497
Accounts receivable allowance	4,590	4,740
Net operating loss carryforwards	31,024	32,141
Lease liabilities	250,401	225,493
Interest expense limitation	24,622	23,776
Deferred revenue	6,447	2,620
Other deferred assets	2,171	2,676
Total deferred tax asset	330,420	301,943
Less valuation allowance	(24,371)	(21,284)
Net deferred tax asset	306,049	280,659
Deferred tax liabilities
Goodwill and intangible assets	188,627	195,703
Financing transactions	—	7,588
Right-of-use assets	246,726	222,311
Fixed asset basis differences	116,902	98,614
Unrealized foreign exchange differences	2,970	1,217
Other deferred liabilities	6,382	4,269
Total deferred liabilities	561,607	529,702
Net deferred liabilities	$255,558	$249,043

The following table presents the activity included in the deferred tax valuation allowance as follows:

(in thousands)	December 25, 2021	December 26, 2020
Balance at beginning of period	$21,284	$—
Valuation allowance acquired from ICWG	—	17,828
Additions	4,452	3,456
Translation	(1,365)	—
Balance at end of period	$24,371	$21,284

During the year ended December 25, 2021, the valuation allowance increased by $4.5 million principally related to valuation allowances over income tax operating loss carryforwards realized in certain foreign jurisdictions that are not more likely than not to be realized.

As of December 25, 2021, the Company had pre-tax federal operating loss carry forwards of $69 million, which are not subject to expiration. State tax effected net operating loss carryforwards were $4 million for which portions begin to expire in the current year. Some of the federal net operating losses are subject to certain limitations under IRC Sect. 382, however, the Company believes that these losses are more likely than not to be utilized. As of December 25, 2021, the Company had pre-tax foreign net operating loss carryforwards of $49 million for which portions of the operating loss carryforwards begin to expire in fiscal year 2022, while others are indefinite lived and not subject to expiration. As of December 25, 2021, the Company had $748 million of goodwill that was deductible for tax purposes.

The Company has designated the undistributed earnings of its foreign operations as indefinitely reinvested and as a result the Company does not provide for deferred income taxes on the unremitted earnings of these subsidiaries. As of December 25, 2021, the determination of the amount of such unrecognized deferred tax liability is not practicable.

At December 25, 2021, the Company had $2 million of unrecognized tax benefits which would affect the Company’s effective tax rate, if recognized. However, it is not expected that any material portion of the unrecognized tax benefit would reverse over the next twelve months.

A reconciliation of the change in the accrual for unrecognized income tax benefits as follows:

(in thousands)	December 25, 2021	December 26, 2020
Balance at beginning of period	$2,232	$—
Increases (reductions) for prior year tax positions	(313)	2,232
Translation adjustments	(10)	$—
Balance at end of period	1,909	$2,232

Accrued interest and penalties related to unrecognized tax benefits totaled $0.6 million as of December 25, 2021 and $0.4 million as of December 26, 2020.

The Company files income tax returns in the U.S., Canada, and various state and foreign jurisdictions. Examinations by various taxing authorities covering years 2014 to 2020 are on-going. The Company is generally subject to income tax examinations for years 2015 through 2020 and believes appropriate provisions for all outstanding matters have been made for all jurisdictions and open years.
Note 13—Related-Party Transactions

The Company had management advisory services agreements with Roark Capital Management, LLC (“Roark”), an affiliated entity, which provided that the Company pay an annual advisory services fee to Roark. The Company and Roark terminated all advisory services agreements in January 2021 in connection with the Company’s initial public offering. The Company paid $6 million and $2 million during the years ended December 26, 2020 and December 28, 2019, respectively.

As further described in Note 1, on August 3, 2020, pursuant to the acquisition of ICWG, RC IV ICW Merger Sub LLC, a subsidiary of RC IV Cayman ICW Holdings LLC and the direct parent of RC IV Cayman ICW LLC, merged with and into Driven Investor LLC, our former parent company. Both Driven Equity LLC and RC IV Cayman ICW Holdings LLC were related entities of Roark Capital Management, LLC.

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

The Company made payments for facilities maintenance services in the aggregate amount of approximately $1.5 million during the year ended December 25, 2021 to Divisions Maintenance Group, an entity owned by affiliates of Roark Capital Management, LLC, which is related to the company’s principal stockholders (Driven Equity Sub LLC, Driven Equity LLC, RC IV Cayman ICW Holdings Sub LLC and RC IV Cayman ICW Holdings LLC). The transactions were reviewed, ratified, and approved by the Audit Committee of the Company’s Board of Directors in accordance with the Company’s Related Person Transactions Policy.

Note 14—Employee Benefit Plans
The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. Employer contributions to the plan were $1 million in 2021 and less than $1 million in 2020 and 2019.
The Company has a rabbi trust to fund the obligations of its non-qualified deferred compensation plan for its executive level employees, which became effective as of January 1, 2018. The rabbi trust comprises various mutual fund investments selected by plan participants. The Company records the mutual fund investment assets at fair value with any subsequent changes in fair value recorded in the consolidated statements of operations. As such, offsetting changes in the asset values and defined contribution plan obligations would be recorded in the statements of operations in the same period. The trust asset balances and the deferred compensation plan liability balances were $1 million as of December 25, 2021, and December 26, 2020. The trust assets and liabilities are recorded within prepaid and other assets and accrued expenses and other liabilities, respectively, within the consolidated balance sheets.

The Company has an unfunded pension plan covering employees within the Car Wash segment in Germany which was assumed as part of the ICWG acquisition in 2020. The plan’s Accumulated benefit obligation and Projected Benefit Obligation were both $8 million and $10 million as of December 25, 2021 and December 26, 2020, respectively. Pension expense was less than $1 million for the years ended December 25, 2021 and December 26, 2020. The pension liability was recorded within Long-term accrued expenses and other liabilities within the consolidated balance sheets. The discount rate used to determine benefit obligation for the pension plan was 1.23% and 0.93% for the years ended December 25, 2021 and December 26, 2020. The compensation increase was used to determine benefit obligation for the pension plan was 0% for the years ended December 25, 2021 and December 26, 2020. Contributions to the plan are expected to be less than $1 million for the year 2022. Pension benefit payments under the plan are expected to be less than $1 million for years 2022, 2023, 2024, 2025 and 2026..
Note 15—Equity Agreements and Incentive Equity Plan

On April 17, 2015, Driven Investor LLC entered into a limited liability company agreement (the Equity Plan). The Equity Plan, among other things, established the ownership of certain membership units in Driven Investor LLC and defined the distribution rights and allocations of profits and losses associated with those membership units. Additionally, the Equity Plan calls for certain restrictions regarding transfers of units, corporate governance and Board of Director representation. In April 2015, Driven Investor LLC established certain profits interest units as part of the award agreements (the Award Agreements). The Award Agreements provide for grants of certain profits interest units to employees, directors or consultants of Driven Investor LLC and Subsidiaries. For both the Profits Interest Time Units and Profits Interest Performance Units, if the grantee’s continuous service terminated for any reason, the Grantee shall forfeit all right, title, and interest in and to any unvested units as of the date of such termination, unless the grantee’s continuous service period is terminated by the Company without cause within the six-month period prior to the date of consummation of the change in control. In addition, the grantee shall forfeit all right, title, and interest in and to any vested units if the grantee was terminated for cause, breaches any post-termination covenants, or for failing to execute any general release required to be executed. The Profits Interest Performance Units were also subject to certain performance criteria which may cause the units not to vest.

On January 6, 2021, the Company’s Board of Directors approved the 2021 Omnibus Incentive Plan (the “Plan”) and effective January 14, 2021, the Company’s shareholders adopted and approved the Plan. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing to current and prospective employees and directors of, and consultants and advisors to, the Company and its affiliates. The maximum number of shares of common stock available for issuance under the Plan is 12,533,984 shares. In conjunction with the closing of the IPO, our Board granted awards under the Plan to certain of our employees, representing an aggregate of 5,582,522 shares of common stock. 5,097,380 shares of common stock were reserved for additional grants under the Plan at December 25, 2021.

Prior to IPO, the Parent’s equity awards included Profits Interest Units as noted above. There were two forms of Profits Interest - Time Units and Performance Units. Time Units generally vested in five installments of 20% on each of the first five anniversaries of the grant date or vesting date, provided that the employee remained in continuous service on each vesting date. All outstanding Time Units were to vest immediately prior to the effective date of a consummated sale transaction. The Time Units were exchanged for time-based restricted stock awards in connection with the IPO. In addition, the Company granted time-based and performance-based options in connection with the IPO to most employees with Profit Interests (each an “IPO Option”). The exchange of Profits Interest - Time Units for time based time-based restricted stock awards did not require modification accounting.

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

There was approximately $6 million of unrecognized compensation expense related to the time-based restricted stock awards and time-based IPO Options at December 25, 2021, which is expected to be recognized over a weighted-average vesting period of 3.3 years.

There was approximately $90 million of unrecognized compensation expense related to the performance-based restricted stock awards and performance-based IPO Options at December 25, 2021. For the years ended December 25, 2021, December 26, 2020 and December 28, 2019, no compensation cost was recognized for the performance-based restricted stock awards and performance-based IPO Options given that none of the performance criteria were met or probable. Once the performance conditions are deemed probable, the Company will recognize compensation cost equal to the portion of the requisite service period that has elapsed. Certain former employees continued to hold performance-based awards after the IPO.

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

The Company also established and granted restricted stock options (“RSOs”) which vest provided that the employee remains in continuous service on the vesting date. The RSOs were granted at the stock price of the Company on the grant date and permit the holder to exercise them for 10 years from the grant date. The options generally vest on each of the forth anniversaries of the grant date, but such vesting could accelerate for certain options based on certain conditions under the award. The fair value of the RSOs was determined by using a Monte Carlo simulation, using the following assumptions: (i) an expected term of 7 years (ii) an expected volatility of 40.1%, (iii) a risk-free interest rate of 1.34%, and (iv) no expected dividend.

There was approximately $1 million of total unrecognized compensation cost related to the unvested RSUs at December 25, 2021, which is expected to be recognized over a weighted-average vesting period of 2.2 years. Also, there was approximately $26 million of total unrecognized compensation cost related to the unvested RSOs at December 25, 2021, which is expected to be recognized over a weighted-average vesting period of 4.0 years. In addition, there was approximately $3 million of total unrecognized compensation cost related to the unvested PSUs, which are expected to be recognized over a weighted-average vesting period of 2.1 years.
The Company recognized equity-based compensation expense of $4 million, $1 million and $1 million in 2021, 2020 and 2019, respectively.

The following is a summary of the Profits Interest - Time Units and Performance Units for the years 2020 and 2019 .

	Profits Interest - Time Units	Weighted Average Grant Date Fair Value, per unit	Profits Interest -Performance Units	Weighted Average Grant Date Fair Value, per unit
Outstanding as of December 29, 2018	13,778	$501	24,736	$353
Forfeited/Cancelled	(197)	1,085	(100)	858
Outstanding as of December 28, 2019	13,581	492	24,636	351
Granted	13,055	696	25,597	693
Forfeited/Cancelled	(2,668)	976	(8,387)	894
Repurchases	(6,677)	288	—	—
Outstanding as of December 26, 2020	17,291	$652	41,846	$554
There were no stock grants, forfeitures or repurchases for the period from December 26, 2020 through the January 14, 2021. The existing Profits Interest - Time and Performance units were converted into new time and performance awards on January 14, 2021.

	Unvested Time Awards	Weighted Average Grant Date Fair Value, per unit	Unvested Performance Awards	Weighted Average Grant Date Fair Value, per unit
Outstanding as of January 14, 2021	610,477	$12.65	4,178,246	$15.79
Granted post-IPO	—	—	—	—
Forfeited/Cancelled	(17,304)	21.27	(84,737)	13.55
Vested	(164,868)	10.04	—	—
Outstanding as of December 25, 2021	428,305	$13.31	4,093,509	$15.84

The following are the restricted stock units and performance stock units granted in conjunction with or after the IPO:

	Unvested Time Units	Weighted Average Grant Date Fair Value, per unit	Unvested Performance Units	Weighted Average Grant Date Fair Value, per unit
Outstanding as of January 14, 2021 (pre-IPO)	—	$—	—	$—
Granted post-IPO	81,160	23.11	144,735	24.52
Forfeited/Cancelled	(18,735)	22.18	(37,439)	24.36
Outstanding as of December 25, 2021	62,425	$23.38	107,296	$24.58

The following are the restricted stock units and performance stock units granted in conjunction with or after the IPO:

	Unvested Time Based Restricted Stock Options Outstanding	Weighted Average Exercise Price	Unvested Performance Based Restricted Stock Options Outstanding	Weighted Average Exercise Price
Outstanding as of January 14, 2021 (pre-IPO)	—	$—	—	$—
Granted post-IPO	3,564,770	26.84	3,621,719	22.00
Forfeited/Cancelled	(77,294)	22.00	(152,239)	22.00
Vested	(298,886)	22.00	—	—
Outstanding as of December 25, 2021	3,188,590	$27.41	3,469,480	$22.00

As of December 25, 2021 and January 14, 2021 there were 298,886 and 198,984 shares of time based vested stock options outstanding which had an average exercise price of $22.00 per share.

The fair value of all time based units granted was estimated using a Black-Scholes option pricing model using the following weighted-average assumptions for each of fiscal 2021, 2020, and 2019:

	For the Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Annual dividend yield	—%	—%	—%
Weighted-average expected life (Years)	7.0	1.8	3.0
Risk-free interest rate	1.33%	0.91%	2.90%
Expected volatility	40.1%	46.7%	40.0%

The expected term of the incentive units is based on evaluations of historical and expected future employee behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on the historical volatility of guideline public entities that are similar to the Company, as the Company does not have sufficient historical transactions of its own shares to calculate expected volatility. As of December 25, 2021, the Company does not intend to pay dividends or distributions in the future.

Employee Stock Purchase Plan

On January 6, 2021, the Company’s Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”) and effective January 14, 2021, the Company’s shareholders adopted and approved the ESPP. On March 22, 2021, the Company's Board of Directors approved the International Employee Stock Purchase Plan (the "International ESPP"). The ESPP and International ESPP provide employees of certain designated subsidiaries of the Company with an opportunity to purchase the Company’s common stock at a discount, subject to certain limitations set forth in the ESPP and International ESSP. The ESPP and International ESSP plans authorized the issuance of 1,790,569 shares of the Company’s common stock. Total contributions to the ESPP were $2 million for the year ended December 25, 2021. No shares of common stock were purchased under the ESPP as of December 25, 2021. 110,300 shares of common stock were subsequently purchased on December 28, 2021 related to employee contributions during the year ended December 25, 2021.

Note 16-Earnings Per Share

The Company calculates basic and diluted earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Fiscal year ended
(in thousands, except per share amounts)	December 25, 2021	December 26, 2020	December 28, 2019
Basic earnings per share:
Net income (loss) attributable to Driven Brands Holdings Inc.	$9,632	$(4,199)	$7,731
Less: Net income attributable to participating securities, basic	207	—	—
Net income (loss) after participating securities, basic	$9,425	$(4,199)	$7,731
Weighted-average common shares outstanding (a)	160,684	104,318	88,990
Basic earnings per share	$0.06	$(0.04)	$0.09

Diluted earnings per share:
Net income (loss) attributable to Driven Brands Holdings Inc.	$9,632	$(4,199)	$7,731
Less: Net income attributable to participating securities, diluted	185	—	—
Net income (loss) after participating securities, diluted	$9,447	$(4,199)	$7,731
Weighted-average common shares outstanding (a)	160,684	104,318	88,990
Dilutive effect of share-based awards	3,960	—	—
Weighted-average common shares outstanding, as adjusted (a)	164,644	104,318	88,990
Diluted earnings per share	$0.06	$(0.04)	$0.09

(a)     Weighted average common shares for 2020 have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 for additional information.

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Driven Brands Holdings Inc. after participating securities by the weighted-average number of common shares outstanding for the period. The Company reported a net loss for the year ended December 26, 2020, therefore the number of shares used to calculate diluted loss per share is the same as the number of shares used to calculate basic loss per share because the potentially dilutive shares, if any, would have been antidilutive if included. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights. The Company has 4,007,164 shares of performance awards that are contingent on performance conditions which have not yet been met, and therefore have been excluded from the computation of weighted average shares for the years ended December 25, 2021, December 26, 2020 and December 28, 2019.

The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Fiscal year ended
Number of securities (in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Restricted stock units	—	—	—
Stock options	2,036	—	—
Total	2,036	—	—

Note 17—Subsequent Event
On December 30, 2021 the Company acquired Auto Glass Now® (“AGN”) for approximately $170 million.The acquisition of AGN expands the Company’s auto glass offering into the U.S. AGN is an industry leader, backed by over 20 years of experience in auto glass repair, replacement, and calibration with over 75 locations throughout the U.S. As part of the transaction, the Company incurred a $56 million transaction expense in the fourth quarter of fiscal 2021. The initial accounting for these acquisitions is incomplete as the valuation of the assets acquired and liabilities assumed and residual goodwill has not yet been performed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of December 25, 2021. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of December 25, 2021, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 25, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management determined that our internal control over financial reporting was effective as of December 25, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our Executive Officers
The following individuals are our executive officers as of March 15, 2022:

Name	Position	Age
Jonathan Fitzpatrick	President, Chief Executive Officer and Director	51
Tiffany Mason	Executive Vice President and Chief Financial Officer	47
Scott O’Melia	Executive Vice President, General Counsel and Secretary	52
Daniel Rivera	Executive Vice President and President, Maintenance	42
John Teddy	Executive Vice President and President, Car Wash North America	38
Tracy Gehlan	President, Car Wash International	53
Michael Macaluso	Executive Vice President and President, Paint, Collision & Glass	39
Kyle Marshall	Executive Vice President and President, Platform Services	43

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

John Teddy serves as our Executive Vice President and President of Car Wash, North America. Mr. Teddy joined Driven Brands in September 2019 and served as the Senior Vice President and Chief Commercial Officer from September
2019 to February 2020. He also served as the Head of Strategy and Corporate Development, as a Vice President at
Lowe’s Companies Inc. from February 2020 to October 2021.

Tracy Gehlan serves as our President of Car Wash, International. Ms. Gehlan joined Driven Brands in 2020 upon the completion of the acquisition of ICWG. Ms. Gehlan is responsible for all Car Wash segment regions outside the United States and is based in the United Kingdom. Prior to joining Driven Brands, Ms. Gehlan was Senior Vice President & Chief Operating Officer of Hertz International (an international vehicle rental company) overseeing franchise and company-operated locations across 89 markets spanning the Hertz, Dollar Thrifty, and Firefly brands. She was responsible for the overall performance of the region and was a member of the global senior management team. Ms. Gehlan began her career at the Restaurant Group, the largest independent U.K.-based restaurant company, and has also held numerous roles across the Burger King organization, where she ultimately served as Chief Operating Officer of Burger King EMEA.

Michael Macaluso serves as our Executive Vice President and President of Paint, Collision & Glass. Mr. Macaluso joined Driven Brands as part of the CARSTAR Canada acquisition in 2015 and has served as President of CARSTAR North America. Prior to joining Driven Brands, Mr. Macaluso served in variety of roles with CARSTAR Canada for nearly a decade, beginning as Insurance Relations Manager and progressing to Director of Operations, Chief Operating Officer and President prior to Driven acquiring CARSTAR Canada to form CARSTAR North America.

Kyle Marshall serves as our Executive Vice President and President of Platform Services. Mr. Marshall joined Driven Brands as part of the 1-800-Radiator acquisition in June 2015. He had been with 1-800-Radiator since 2002, serving in numerous management roles including Vice President of Sales and Marketing and most recently as President.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 25, 2021 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Services and Fees.
The Company’s independent registered public accounting firm is Grant Thornton LLP. The information required by this item will be contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.7
Amendment No. 6 to the Amended and Restated Base Indenture, dated as of March 30, 2021, among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to Driven Brands Holdings Inc.’s Current Report on Form 8-K, filed March 31, 2021).

4.8*
Amendment No. 7 to the Amended and Restated Base Indenture, dated as of March 30, 2021, among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee.

4.9
Amendment No. 8 to the Amended and Restated Base Indenture, dated as of September 29, 2021, among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee.

4.10
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

4.17
First Supplement to Series 2019-3 Supplement, dated as of July 6, 2020, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2019-3 securities intermediary (incorporated by reference from Exhibit 4.14 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.18
Second Supplement to Series 2019-3 Supplement, dated as of April 30, 2021, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2019-3 securities intermediary (incorporated by reference from Exhibit 4.1 to Driven Brands Holdings Inc.’s Current Report on Form 8-K, filed April 30, 2021).

4.19
Series 2020-1 Supplement, dated as of July 6, 2020, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-1 securities intermediary (incorporated by reference from Exhibit 4.15 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.20
Series 2020-2 Supplement, dated as of December 14, 2020, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-2 securities intermediary (incorporated by reference from Exhibit 4.16 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

4.21
Series 2021-1 Supplement, dated as of September 29, 2021, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-2 securities intermediary (incorporated by reference from Exhibit 4.1 to Driven Brands Holdings Inc.’s Current Report on Form 8-K, filed September 29, 2021).

4.22	Description of Securities.
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

10.7
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

10.8
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

10.9
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

10.10
Amendment No. 3 to the Amended and Restated Management Agreement and Consent to Amendment No. 1 to Canadian Management Agreement, dated as of March 30, 2021, among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC party thereto, Take 5 LLC, Take 5 Oil Change, LLC, Driven Brands, Inc., as manager, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.1 to Driven Brands Holdings Inc.’s Current Report on Form 8-K, filed March 31, 2021).

10.11
Amendment No. 4 to the Amended and Restated Management Agreement and Consent to Amendment No. 2 to Canadian Management Agreement, dated as of September 29, 2021, among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC party thereto, Take 5 LLC, Take 5 Oil Change, LLC, Driven Brands, Inc., as manager, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.1 to Driven Brands Holdings Inc.’s Current Report on Form 8-K, filed September 29, 2021).

10.12
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

10.13
Amendment No. 1 to the Canadian Management Agreement, dated as of March 30, 2021, by and among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation, certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, Driven Brands Canada Shared Services Inc., as manager, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.2 to Driven Brands Holdings Inc.’s Current Report on Form 8-K, filed March 31, 2021).

10.14
Amendment No. 2 to the Canadian Management Agreement, dated as of September 29, 2021, by and among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation, certain subsidiaries of Driven Brands Canada Funding Corporation party thereto,Driven Brands Canada Shared Services Inc., as manager, and Citibank, N.A., as trustee (incorporated by reference from Exhibit 10.2 to Driven Brands Holdings Inc.’s Current Report on Form 8-K, filed September 29, 2021).

10.15	Stockholders Agreement, dated as of January 15, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto.
10.16	Registration Rights Agreement, dated as of January 20, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto.
10.17*	Joinder to Registration Rights Agreement, dated as of December 29, 2021, by and among Driven Brands Holdings Inc., Driven Equity Sub LLC and the stockholders party thereto.
10.18*	Joinder to Registration Rights Agreement, dated as of December 29, 2021, by and among Driven Brands Holdings Inc., RC IV Cayman ICW Holdings Sub LLC and the stockholders party thereto
10.19†
Form of Indemnification Agreement by and among Driven Brands Holdings Inc. and each of its directors and executive officers (incorporated by reference from Exhibit 10.13 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.20
Income Tax Receivable Agreement , dated January 16, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto (incorporated by reference from Exhibit 10.1 to Driven Brands Holdings Inc.’s Form 8-K filed January 21, 2021).

10.21†
Amended and Restated Employment Agreement by and between Jonathan Fitzpatrick and Driven Brands, Inc., dated as of April 17, 2015 (incorporated by reference from Exhibit 10.15 to Driven Brands Holdings Inc.’s Registration Statement on Form S-1, filed December 22, 2020).

10.22†
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

10.25†	Employment Agreement by and between Scott O’Melia and Driven Brands Shared Services LLC, dated as of April 23, 2020.
10.26†	Amendment to the Employment Agreement, dated as of November 1, 2020, by and between Scott O’Melia and Driven Brands Shared Services LLC.
10.27†	Employment Agreement by and between Michael Macaluso and Carstar Canada Partnership, LP, dated as of December 1, 2015.
10.28†
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

10.30†	Driven Brands Holdings Inc. 2021 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 to Driven Brands Holdings Inc.’s Form 8-K filed January 21, 2021).
10.31†	Driven Brands Holdings Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.3 to Driven Brands Holdings Inc.’s Form 8-K filed January 21, 2021).
10.32†	Driven Brands Holdings Inc.’s International Employee Stock Purchase Plan.
10.33†
Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Top-Up Options) (incorporated by reference from Exhibit 10.25 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

10.34†
Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Non-Employee Director Time-Vesting Options) (incorporated by reference from Exhibit 10.26 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

10.35†
Driven Investor LLC Equity Incentive Plan (incorporated by reference from Exhibit 10.27 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

10.36†
Form of Restricted Stock Award Agreement for use under the Driven Investor LLC Equity Incentive Plan (Relating to Reorganization Exchange) (incorporated by reference from Exhibit 10.28 to Driven Brands Holdings Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A, filed January 7, 2021).

10.37*	Credit Agreement, dated May 27, 2021, by and among Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
10.38*	Incremental Assumption and Amendment Agreement, dated December 17, 2021 by and among Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
24.1*	Powers of Attorney (included in signature page).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
__________________________________________________________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2022

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

Signature	Title	Date

/s/ Jonathan Fitzpatrick	Chief Executive Officer	March 18, 2022
Jonathan Fitzpatrick	(Principal Executive Officer)

/s/ Tiffany Mason	Chief Financial Officer	March 18, 2022
Tiffany Mason	(Principal Financial Officer)

/s/ Michael Beland	Chief Accounting Officer	March 18, 2022
Michael Beland	(Principal Accounting Officer)

/s/ Neal Aronson	Non-Executive Chairman and Director	March 18, 2022
Neal Aronson

/s/ Michael Thompson	Director	March 18, 2022
Michael Thompson

/s/ Chadwick Hume	Director	March 18, 2022
Chadwick Hume

/s/ Cathy Halligan	Director	March 18, 2022
Cathy Halligan

/s/ Rick Puckett	Director	March 18, 2022
Rick Puckett

/s/ Karen Stroup	Director	March 18, 2022
Karen Stroup

/s/ Peter Swinburn	Director	March 18, 2022
Peter Swinburn