Form 10-Q
period 2022-03-26
Driven Brands Holdings Inc.
filed 2022-05-06
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
OR
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

As of May 2, 2022, the Registrant had 167,507,521 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our strategy, outlook and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; and (iv) the competitive environment in which we operate. Forward-looking statements are not based on historical facts, but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions, and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. It is not possible to predict or identify all such risks. These risks include, but are not limited to, the risk factors that are described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, and in this Quarterly Report as well as in our other filings with the Securities and Exchange Commission, which are available on its website at www.sec.gov. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended
(in thousands, except per share amounts)	March 26, 2022	March 27, 2021
Revenue:
Franchise royalties and fees	$37,888	$30,414
Company-operated store sales	292,391	183,855
Independently-operated store sales	63,089	56,163
Advertising fund contributions	19,698	17,255
Supply and other revenue	55,257	41,733
Total revenue	468,323	329,420
Operating expenses:
Company-operated store expenses	177,867	112,756
Independently-operated store expenses	33,299	31,108
Advertising fund expenses	19,698	17,255
Supply and other expenses	32,774	22,489
Selling, general and administrative expenses	92,220	69,050
Acquisition costs	4,318	1,646
Store opening costs	506	289
Depreciation and amortization	33,023	23,852
Asset impairment charges and lease terminations	898	1,253
Total operating expenses	394,603	279,698
Operating income	73,720	49,722
Other expenses, net:
Interest expense, net	25,353	18,091
Net loss on foreign currency transactions	971	10,511
Loss on debt extinguishment	—	45,498
Total other expenses, net	26,324	74,100
Net income (loss) before taxes	47,396	(24,378)
Income tax expense (benefit)	12,968	(4,446)
Net income (loss)	34,428	(19,932)
Net (loss) income attributable to non-controlling interests	(15)	7
Net income (loss) attributable to Driven Brands Holdings Inc.	$34,443	$(19,939)

Earnings per share:
Basic	$0.21	$(0.13)
Diluted	$0.20	$(0.13)
Weighted average shares outstanding:
Basic	162,762	154,827
Diluted	166,748	154,827
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended
(in thousands)	March 26, 2022	March 27, 2021
Net income (loss)	$34,428	$(19,932)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,574)	(9,243)
Unrealized gain from cash flow hedges, net of tax	132	30
Defined benefit pension plan actuarial gain, net of tax	—	128
Other comprehensive loss, net	(5,442)	(9,085)
Total comprehensive income (loss)	28,986	(29,017)
Comprehensive income (loss) attributable to non-controlling interests	(2)	41
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$28,988	$(29,058)
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	March 26, 2022	December 25, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$270,681	$523,414
Restricted cash	792	792
Accounts and notes receivable, net	133,809	117,903
Inventory	48,883	46,990
Prepaid and other assets	24,640	24,326
Income tax receivable	5,070	6,867
Advertising fund assets, restricted	51,281	45,360
Assets held for sale	3,275	3,275
Total current assets	538,431	768,927
Notes receivable, net	8,918	3,182
Property and equipment, net	1,384,770	1,350,984
Operating lease right-of-use assets	1,026,537	995,625
Deferred commissions	10,623	10,567
Intangibles, net	862,761	816,183
Goodwill	2,044,594	1,910,392
Deferred tax assets	1,477	1,509
Total assets	$5,878,111	$5,857,369
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$85,468	$83,033
Accrued expenses and other liabilities	241,730	297,620
Income tax payable	20,642	11,054
Current portion of long term debt	22,969	26,044
Income tax receivable liability	24,255	24,255
Advertising fund liabilities	29,022	26,441
Total current liabilities	424,086	468,447
Long-term debt	2,358,379	2,356,320
Deferred tax liabilities	256,535	257,067
Operating lease liabilities	961,182	931,604
Income tax receivable liability	131,715	131,715
Deferred revenue	39,541	37,576
Long-term accrued expenses and other liabilities	28,181	29,398
Total liabilities	4,199,619	4,212,127
Common stock, $0.01 par value, 900 million shares authorized and 167 million shares issued at March 26, 2022 and December 25, 2021.	1,675	1,674
Additional paid-in capital	1,610,585	1,605,890
Retained earnings	76,050	41,607
Accumulated other comprehensive loss	(10,483)	(5,028)
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	1,677,827	1,644,143
Non-controlling interests	665	1,099
Total shareholders' equity	1,678,492	1,645,242
Total liabilities and shareholders' equity	$5,878,111	$5,857,369

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY (Unaudited)

in thousands	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders'/members' equity
Balance as of December 28, 2020	$565	$1,055,172	$31,975	$16,528	$2,120	$1,106,360
Net income (loss)	—	—	(19,939)	—	7	(19,932)
Other comprehensive loss	—	—	—	(9,085)	—	(9,085)
Equity-based compensation expense	—	983	—	—	—	983
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	1,082	660,418	—	—	—	661,500
Common stock issued upon underwriter's exercise of over-allotment	48	99,177	—	—	—	99,225
Repurchase of common stock	(21)	(42,956)	—	—	—	(42,977)
Exercise of stock options	—	25	—	—	—	25
Establishment of income tax receivable liability	—	(155,970)	—	—	—	(155,970)
IPO fees	—	(14,757)	—	—	—	(14,757)
Other	—	—	—	—	(63)	(63)
Balance as of March 27, 2021	$1,674	$1,602,092	$12,036	$7,443	$2,064	$1,625,309

Balance as of December 25, 2021	$1,674	$1,605,890	$41,607	$(5,028)	$1,099	$1,645,242
Net income (loss)	—	—	34,443	—	$(15)	34,428
Other comprehensive income (loss)	—	—	—	(5,455)	13	(5,442)
Equity-based compensation expense	—	2,618	—	—	—	2,618
Stock issued related to Employee Stock Purchase Plan	1	2,091	—	—	—	2,092
Tax withholding on stock option exercises	—	(14)	—	—	—	(14)
Divestiture of Denmark car wash operations	—	—	—	—	(432)	(432)
Balance as of March 26, 2022	$1,675	$1,610,585	$76,050	$(10,483)	$665	$1,678,492
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
(in thousands)	March 26, 2022	March 27, 2021
Net income (loss)	$34,428	$(19,932)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,023	23,852
Non-cash lease cost	17,002	20,028
Loss on foreign denominated transactions	970	13,000
Gain on foreign currency derivative	—	(2,489)
Bad debt expense	372	657
Asset impairment costs	898	1,253
Amortization of deferred financing costs and bond discounts	2,224	2,139
Benefit (provision) for deferred income taxes	132	(8,018)
Loss on extinguishment of debt	—	45,498
Other, net	1,597	(749)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(21,123)	(19,693)
Inventory	(1,787)	135
Prepaid and other assets	397	(8,184)
Advertising fund assets and liabilities, restricted	(1,204)	2,621
Deferred commissions	(39)	(573)
Deferred revenue	455	1,551
Accounts payable	509	638
Accrued expenses and other liabilities	(61,624)	(6,451)
Income tax receivable	11,476	3,061
Operating lease liabilities	(8,666)	(15,758)
Cash provided by operating activities	9,040	32,586
Cash flows from investing activities:
Capital expenditures	(68,967)	(23,280)
Cash used in business acquisitions, net of cash acquired	(224,526)	(26,732)
Proceeds from sale-leaseback transactions	37,781	41,023
Proceeds from sale of company-operated stores	—	4,481
Proceeds from disposition of car wash operations	1,577	—
Proceeds from disposal of property and equipment	803	—
Cash used in investing activities	(253,332)	(4,508)
Cash flows from financing activities:
Repayment of long-term debt	(4,820)	(707,384)
Proceeds from revolving lines of credit and short-term debt	—	114,800
Repayments of revolving lines of credit and short-term debt	—	(132,800)
Repayment of principal portion of finance lease liability	(879)	(409)
Proceeds from initial public offering, net of underwriting discounts	—	661,500
Net proceeds from underwriters' exercise of over-allotment option	—	99,225
Repurchases of common stock	—	(42,977)
Payment for termination of interest rate swaps	—	(21,826)
Other, net	(20)	—
Cash provided by financing activities	(5,719)	(29,871)
Effect of exchange rate changes on cash	(592)	650

Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(250,603)	(1,143)
Cash and cash equivalents, beginning of period	523,414	172,611
Cash included in advertising fund assets, restricted, beginning of period	38,586	19,369
Restricted cash, beginning of period	792	15,827
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	562,792	207,807
Cash and cash equivalents, end of period	270,681	175,371
Cash included in advertising fund assets, restricted, end of period	40,716	21,160
Restricted cash, end of period	792	10,133
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$312,189	$206,664

Supplemental cash flow disclosures - non-cash items:
Accrued capital expenditures, end of period	$2,940	$3,804
Supplemental cash flow disclosures - cash paid for:
Interest	$24,238	$16,424
Income taxes	$321	$1,373

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc., together with its subsidiaries (collectively, the “Company”), is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,500 franchised, independently-operated, and company-operated locations across 49 U.S. states and 14 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, and 1-800-Radiator & A/C® that compete in the automotive services industry. Approximately 78% of the Company’s locations are franchised or independently-operated.

Initial Public Offering and Secondary Offering in 2021
On January 14, 2021, the Company completed an initial public offering (the “IPO”) of approximately 32 million shares of common stock at $22 per share. On February 10, 2021, the Company’s underwriters exercised their over-allotment option to purchase approximately 5 million additional shares of common stock. The Company received total proceeds of $761 million from these transactions, net of the underwriting discounts and commissions.

The Company used the proceeds from the IPO, along with cash on hand, to fully repay the term loans and revolving credit facility assumed as part of the acquisition of International Car Wash Group (“ICWG”) in 2020 (collectively, the “Car Wash Senior Credit Facilities”), which totaled $725 million with interest and fees. The Company recognized a $45 million loss on debt extinguishment for three months ended March 27, 2021 related to this settlement, primarily related to the write-off of the unamortized discount. The Company cancelled the interest rate and cross currency swaps associated with these debt agreements as part of the settlement. The Company also used $43 million in proceeds to purchase approximately 2 million shares of common stock from certain of our existing shareholders.

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

Income Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into an income tax receivable agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that the Company will actually realize. The income tax receivable agreement is effective as of the date of the Company’s IPO. The Company has recorded a total liability of $156 million as of March 26, 2022 and December 25, 2021, of which $24 million and $132 million are recorded under current and non-current liabilities, respectively.

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

Note 2— Summary of Significant Accounting Policies

Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three months ended March 26, 2022 and March 27, 2021, each consist of 13 weeks. The Car Wash segment is currently consolidated based on a calendar month end.

Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations, balance sheet, cash flows and shareholders’ equity for the interim periods presented. The adjustments include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 25, 2021. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 26, 2022 may not be indicative of the results to be expected for any other interim period or the year ending December 31, 2022.

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

Deferred IPO costs
Costs incurred that are directly related to the IPO, such as legal and accounting fees, registration fees, printing expenses, and other similar fees and expenses, totaling $9 million were capitalized and included within prepaid and other assets as of December 26, 2020. Upon completion of the IPO, the Company reclassified these costs, as well as an additional $6 million of IPO costs incurred during the three months ended March 27, 2021 to Additional paid-in capital within the statement of Shareholders’/members’ equity.

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

The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:
•Level 1: Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;
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

Financial assets and liabilities measured at fair value on a recurring basis as of March 26, 2022 and December 25, 2021 are summarized as follows:

Items Measured at Fair Value at March 26, 2022
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$918	$—	$918

Foreign currency derivative liabilities not designated as hedging instruments	$—	$372	$372
Foreign currency derivative liabilities designated as hedging instruments	$—	$1,756	$1,756

Items Measured at Fair Value at December 25, 2021
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$976	$—	$976

Foreign Currency derivative liabilities designated as hedging instruments	$—	$536	$536

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

The carrying value and estimated fair value of total long-term debt were as follows:

	March 26, 2022		December 25, 2021
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,381,348	$2,378,479	$2,382,364	$2,411,987

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in each component of accumulated other comprehensive income (loss), net of tax.

	Three months ended March 26, 2022
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive loss
Balance at December 25, 2021	$(4,183)	$(758)	$(87)	$(5,028)
Net change	(5,587)	132	—	(5,455)
Balance at March 26, 2022	$(9,770)	$(626)	$(87)	$(10,483)

	Three months ended March 27, 2021
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income
Balance at December 28, 2020	$16,834	$(87)	$(219)	$16,528
Net change	(9,243)	30	128	(9,085)
Balance at March 27, 2021	$7,591	$(57)	$(91)	$7,443

Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. The Company is evaluating the impact of adopting this new accounting guidance and does not believe it will have a material impact on the Company’s consolidated financial statements.
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

2022 Acquisitions

The Company completed 4 acquisitions in the Car Wash segment during the three months ended March 26, 2022, representing 6 sites, each individually immaterial, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $43.5 million.

Also, the Company completed one acquisition in the Maintenance segment during the three months ended March 26, 2022, representing one site, which was deemed to be a business combination. The aggregate cash consideration for this acquisition, net of cash acquired and liabilities assumed, was $1.5 million.
In addition, on December 30, 2021 the Company acquired Auto Glass Now® (“AGN”) which was deemed to be a business combination. AGN had 79 sites at the time of the Company’s acquisition. and is included within the Company’s Paint, Collision & Glass (“PC&G”) segment. AGN has over 20 years of experience in auto glass repair, replacement, and calibration and expands the Company’s auto glass offering into the U.S. The aggregate cash consideration for this acquisition, net of cash acquired and liabilities assumed, was $170.6 million.

The provisional amounts for assets acquired and liabilities assumed for the 2022 acquisitions are as follows:

(in thousands)	Cash Wash Segment	Maintenance Segment	Paint Collision & Glass Segment (AGN)	Total
Assets:
Cash	$13	$—	$7	$20
Prepaid assets	—	—	327	327
Land and building	28,290	1,025	23	29,338
Equipment	4,350	50	921	5,321
Operating lease right of use asset	—	—	10,693	10,693
Intangibles, net	—	—	49,000	49,000
Deferred tax asset	252	43	—	295
Assets acquired	32,905	1,118	60,971	94,994
Liabilities:
Accrued liabilities	30	—	—	30
Operating lease liabilities	—	—	10,003	10,003
Total liabilities assumed	30	—	10,003	10,033
Net assets acquired	32,875	1,118	50,968	84,961
Total consideration	43,483	1,548	170,636	215,667
Goodwill	$10,608	$430	$119,668	$130,706

Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of synergies within the existing segments and intangible assets that do not qualify for separate recognition. Goodwill, which was allocated to the Car wash, Maintenance and Paint Collision & Glass segments, is substantially all deductible for income tax purposes.

The following table presents financial information regarding the AGN acquisition included in our consolidated statements of operations from the date of acquisition through March 26, 2022 under the column “AGN actual from acquisition date.” The following table presents supplemental unaudited pro-forma information as if the AGN acquisition had occurred at the beginning of 2021. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the AGN acquisition occurred at the beginning of 2021. Cost savings are also not reflected in the unaudited pro-forma amounts for the three months ended March 27, 2021.

	Three months ended March 26, 2022	Three months ended March 27, 2021
(in thousands)	AGN actual from acquisition date	Driven Brands Holdings Consolidated Proforma
Revenue	$20,081	$349,808
Net income attributable to Driven Brands Holdings Inc.	$2,049	$(14,575)

Deferred Consideration and Transaction Costs

Included in the total consideration amounts above for the Car Wash and Maintenance acquisitions in 2022 was $1 million of consideration not paid on the closing date. The Company had $14 million of deferred consideration related to 2022 and 2021 acquisitions at March 26, 2022. The Company had $23 million of deferred consideration related to 2021 acquisitions at December 25, 2021. The Company paid $10 million of deferred consideration related to 2022 and 2021 acquisitions during the three months ended March 26, 2022. Deferred consideration is typically paid six months to one-year after the acquisition closing date once all conditions related to representations, warranties and indemnification under the purchase agreement have been satisfied.

The Company incurred approximately $2 million of transaction costs during the three months ended March 26, 2022 related to 2022 acquisitions.

2022 Disposition
On March 16, 2022, the Company disposed of its 75% owned subsidiary, IMO Denmark ApS, for consideration of $2 million. As a result of the sale, a $1 million loss was recognized within selling, general, and administrative expenses during the three months ended March 26, 2022. Also, a noncontrolling interest of less than $1 million was derecognized.

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

2021 Maintenance Segment

During the year ended December 25, 2021, the Company also completed 8 acquisitions in the Maintenance segment representing 13 maintenance sites, each individually immaterial (the “2021 Maintenance Acquisitions”), which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was $37 million.

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
2021 Paint Collision & Glass Segment

During the year ended December 25, 2021, the Company completed two acquisitions in its Paint, Collision & Glass segment (the “2021 PC&G Acquisitions”) representing 12 collision sites, each individually immaterial, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was $33 million.

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

In addition, during the twelve months ended December 25, 2021, the Company completed 11 acquisitions composed of one site each, each individually immaterial, each of which were deemed to be asset acquisitions as the fair value of assets acquired is substantially all land and buildings. Two of these acquisitions were included in the Car Wash segment and nine were included in the Maintenance segment. The aggregate consideration paid for the Car Wash acquisitions and Maintenance assets acquisitions was $9 million and $7 million, respectively.

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

2021 Disposition
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
Capitalized costs to obtain a contract were $11 million as of both March 26, 2022 and December 25, 2021, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized an immaterial amount of costs during the three months ended March 26, 2022 and March 27, 2021 that were recorded as a contract asset at the beginning of the periods.

The Company had Deferred Revenue of $40 million and $38 million as of March 26, 2022 and December 25, 2021, respectively, which includes contract liabilities consisting primarily of deferred franchise fees and deferred development fees, of $38 million and $27 million as of March 26, 2022 and December 25, 2021, respectively. The Company recorded less than $1 million of revenue during both the three months ended March 26, 2022 and March 27, 2021, that was recorded as a contract liability as of the beginning of the period.
Note 5—Segment Information
The Company’s worldwide operations are comprised of the following reportable segments: Maintenance; Car Wash; Paint, Collision & Glass; and Platform Services.

In addition to the reportable segments, the Company’s consolidated financial results include “Corporate and Other” activity. Corporate and Other incurs costs related to advertising fund revenues and expenses and shared service costs, which are related to finance, information technology, human resources, legal, supply chain and other support services. Corporate and Other activity includes the adjustments necessary to eliminate intercompany transactions, namely sales by the Platform Services segment to the Paint, Collision & Glass and Maintenance segments.
Segment results for the three months ended March 26, 2022 and March 27, 2021 are as follows:

	Three months ended March 26, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$9,635	$—	$21,365	$6,888	$—	$37,888
Company-operated store sales	156,828	94,495	39,998	1,152	(82)	292,391
Independently-operated store sales	—	63,089	—	—	—	63,089
Advertising fund contributions	—	—	—	—	19,698	19,698
Supply and other revenue	12,279	1,691	18,080	35,126	(11,919)	55,257
Total revenue	$178,742	$159,275	$79,443	$43,166	$7,697	$468,323
Segment Adjusted EBITDA	$52,485	$55,720	$29,012	$14,165	$(32,362)	$119,020

	Three months ended March 27, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$7,927	$—	$17,309	$5,178	$—	$30,414
Company-operated store sales	114,067	57,048	11,930	983	(173)	183,855
Independently-operated store sales	—	56,163	—	—	—	56,163
Advertising fund contributions	—	—	—	—	17,255	17,255
Supply and other revenue	6,157	1,453	14,652	28,435	(8,964)	41,733
Total revenue	$128,151	$114,664	$43,891	$34,596	$8,118	$329,420
Segment Adjusted EBITDA	$40,440	$34,155	$17,639	$11,008	$(25,019)	$78,223

The reconciliations of Income before taxes to Segment Adjusted EBITDA for the three months ended March 26, 2022 and March 27, 2021 are as follows:

	Three months ended
(in thousands)	March 26, 2022	March 27, 2021
Income (loss) before taxes	$47,396	$(24,378)
Depreciation and amortization	33,023	23,852
Interest expense, net	25,353	18,091
Acquisition related costs(a)	4,318	1,646
Non-core items and project costs, net(b)	866	32
Store opening costs	506	289
Straight-line rent adjustment(c)	4,093	2,485
Equity-based compensation expense(d)	2,618	983
Foreign currency transaction (gain) / loss, net(e)	971	10,511
Asset sale leaseback (gain) loss, impairment and closed store expenses(f)	(124)	(786)
Loss on debt extinguishment(g)	—	45,498
Segment Adjusted EBITDA	$119,020	$78,223

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
(c)     Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments.
(d)     Represents non-cash equity-based compensation expense.
(e)     Represents foreign currency transaction net gains and losses primarily related to the remeasurement of our intercompany loans which are partially offset by unrealized gains and losses on remeasurement of cross currency swaps and forward contracts.
(f)     Relates to (gain) loss on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed locations. Also, represents lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.
(g)     Represents the write-off of unamortized discount associated with the repayment of the Car Wash Senior Credit Facilities.

Note 6—Long-Term Debt
Our long-term debt obligations consist of the following:

(in thousands)	March 26, 2022	December 25, 2021
Series 2018-1 Securitization Senior Notes, Class A-2	$264,000	$264,688
Series 2019-1 Securitization Senior Notes, Class A-2	290,250	291,000
Series 2019-2 Securitization Senior Notes, Class A-2	268,125	268,813
Series 2019-3 Variable Funding Securitization Senior Notes, Class A-1	—	—
Series 2020-1 Securitization Senior Notes, Class A-2	171,938	172,375
Series 2020-2 Securitization Senior Notes, Class A-2	444,375	445,500
Series 2021-1 Securitization Senior Notes, Class A-2	447,750	448,875
Term Loan Facility	500,000	500,000
Revolving Credit Facility	—	—
Other debt (a)	40,873	39,082
Total debt	2,427,311	2,430,333
Less: unamortized debt issuance costs	(45,963)	(47,969)
Less: current portion of long-term debt	(22,969)	(26,044)
Total long-term debt, net	$2,358,379	$2,356,320
(a)     Consists primarily of finance lease obligations. See Note 7.

Series 2019-3 Variable Funding Securitization Senior Notes

In December 2019, the Company issued Series 2019-3 Variable Funding Senior Notes, Class A-1 (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date of January 20, 2050. The commitment under the 2019 VFN expires on July 20, 2022, and is subject to three one-year extensions at the election of the Company. The 2019 VFN is secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Issuer may elect interest at the Base Rate plus an applicable margin or LIBOR plus an applicable margin (the LIBOR rate as the applicable interest rate). No amounts were outstanding under the 2019 VFN as of March 26, 2022 and no borrowings or repayments were made during the quarter ended March 26, 2022. As of March 26, 2022, there were $18 million of outstanding letters of credit which reduced the borrowing availability under the 2019 VFN.

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

No amounts were outstanding on the Driven Holdings Revolving Credit Facility as of March 26, 2022 and no borrowings or repayments were made during the quarter ended March 26, 2022.

The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of March 26, 2022, the Company and its subsidiaries were in compliance with all covenants.

Note 7—Leases
The following table details our total investment in operating and finance leases where the Company is the lessee:

(in thousands)	March 26, 2022	December 25, 2021
Right-of-use assets
Finance leases (a)	$33,032	$29,766
Operating leases	1,026,537	995,625
Total right-of-use assets	$1,059,569	$1,025,391

Current lease liabilities
Finance leases (b)	$3,226	$3,101
Operating leases (c)	66,686	57,588
Total current lease liabilities	$69,912	$60,689

Long-term lease liabilities
Finance leases (d)	$31,322	$27,957
Operating leases	961,182	931,604
Total long-term lease liabilities	$992,504	$959,561
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

The lease cost for operating and finance leases recognized in the consolidated statement of operations for the three months ended March 26, 2022 and March 27, 2021 were as follows:

	Three months ended
(in thousands)	March 26, 2022	March 27, 2021
Finance lease expense:
Amortization of right-of-use assets	$734	$614
Interest on lease liabilities	377	237
Operating lease expense	30,992	27,748
Short-term lease expense	490	1,314
Variable lease expense	353	246
Total lease expense	$32,946	$30,159
The Company also subleases certain facilities to franchisees as a component of supply and other revenue on the consolidated statements of operations. The Company recognized $2 million in sublease revenue in both the three months ended March 26, 2022 and March 27, 2021.

During the three months ended March 26, 2022, the Company sold seven car wash and two maintenance properties in various locations throughout the United States for a total of $38 million, resulting in a net gain of $2 million. Concurrent with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms ranging from 15 to 20 years and provide the Company with the option to extend the lease for up to an additional 20 to 25 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $33 million and $33 million, respectively, related to these lease arrangements.

Supplemental cash flow information related to the Company’s lease arrangements for the three months ended March 26, 2022 and March 27, 2021, respectively, was as follows:

	Three months ended
(in thousands)	March 26, 2022	March 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$28,073	$25,794
Operating cash flows used in finance leases	370	216
Financing cash flows used in finance leases	414	317
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$46,763	$6,849
Finance leases	1,741	630
Note 8 — Equity-based Compensation

The Company granted new awards during the three months ended March 26, 2022, including 239,804 restricted stock units (“RSUs”) and 446,348 performance stock units (“PSUs”). Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. The RSUs vest ratably in three installments on each of the first three anniversaries of the grant date. The PSUs vest after a three-year performance period. The number of PSUs that vest is contingent on achieving certain performance goals, one being a market condition and the other being a performance condition. The number of PSU shares that vest may range from zero to 200% of the original grant, based upon the level of performance. The awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense.

The fair value of the RSUs, performance based PSUs and market based PSUs granted were $7 million each. The Company based the fair value of the RSUs and performance based PSUs on the Company’s stock price on the grant date. The Company determined the fair value of the market based PSUs by using a Monte Carlo simulation, using the following assumptions: (i) an expected term of 3 years, (ii) an expected volatility of 40.90%, (iii) a correlation of the S&P Mid-cap Index peer group of 50.70%, and (iv) no expected dividend.

The Company recorded $3 million and $1 million of share-based compensation expense during the three months ended March 26, 2022 and March 27, 2021, respectively, within selling, general and administrative expenses on the consolidated statements of operations.
Note 9—Earnings per share

The Company calculates basic and diluted earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three months ended
(in thousands, except per share amounts)	March 26, 2022	March 27, 2021
Basic earnings per share:
Net income (loss) attributable to Driven Brands Holdings Inc.	$34,443	(19,939)
Less: Net income attributable to participating securities, basic	735	—
Net income after participating securities, basic	33,708	(19,939)
Weighted-average common shares outstanding	162,762	154,827
Basic earnings (loss) per share	$0.21	$(0.13)

	Three months ended
(in thousands, except per share amounts)	March 26, 2022	March 27, 2021
Diluted earnings per share:
Net income (loss) attributable to Driven Brands Holdings Inc.	$34,443	$(19,939)
Less: Net income attributable to participating securities, diluted	657	—
Net income after participating securities, diluted	$33,786	$(19,939)
Weighted-average common shares outstanding	162,762	154,827
Dilutive effect of share-based awards	3,986	—
Weighted-average common shares outstanding, as adjusted	166,748	154,827
Diluted earnings (loss) per share	$0.20	$(0.13)

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Driven Brands Holdings Inc. by the weighted-average number of common shares outstanding for the period. Also, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights.

The Company has 4,703,626 shares of performance awards that are contingent on performance conditions which have not yet been met, and therefore have been excluded from the computation of weighted average shares for the three months ended March 26, 2022.

The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

Number of securities (in thousands)	Three Months Ended March 26, 2022	Three months ended March 27, 2021
Restricted stock awards	—	609
Restricted stock units	—	67
Performance stock units	—	135
Stock/IPO options	—	1,514
Employee stock purchase plan	—	123
Other options	—	48
Total	—	2,496

Note 10—Income Taxes

The Company’s tax provision is comprised of the most recent estimated annual effective tax rate applied to year-to-date ordinary income before taxes. The tax impacts of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur.

Income tax expense (benefit) was $13 million and $(4) million for the three months ended March 26, 2022 and March 27, 2021, respectively. The effective income tax rate for the three months ended March 26, 2022 was 27.4% compared to 18.2% for the three months ended March 27, 2021. The increase in income tax expense and tax rate was primarily driven by an increase in income before taxes relative to the tax effects of our permanent differences for the three months ended March 26, 2022, and favorable discrete tax adjustments related to a non-deductible loss on debt extinguishment as well as tax deductible costs incurred related to the initial public offering for the three months ended March 27, 2021.

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
Note 12—Subsequent Events

On April 29, 2022 the Company acquired All Star Glass (“ASG”), which has 31 locations, for approximately $36 million. The acquisition of ASG continues the expansion of the Company’s auto glass offering in the U.S. From March 26, 2022 through May 6, 2022 the Company acquired 7 car wash sites for approximately $80 million. The initial accounting for these acquisitions is incomplete as the valuation of the assets acquired and liabilities assumed and residual goodwill has not yet been performed.
On May 3, 2022, the Company drew $75 million on the Driven Holdings Revolving Credit Facility, which will primarily be used to fund acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this quarterly report. We operate on a 52/53-week fiscal year, which ends on the last Saturday in December. The three months ended March 26, 2022 and March 27, 2021 were both 13 week periods. .
Overview of Operations
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,500 locations across 49 U.S. states and 14 other countries. Our scaled, diversified platform fulfills an extensive range of core consumer and commercial automotive needs, including paint, collision, glass, repair, car wash, oil change and maintenance. Driven Brands provides a breadth of high quality and high-frequency services to a wide range of customers, who rely on their cars in all economic environments to get to work and in many other aspects of their daily lives. Our asset-light business model has generated consistent recurring revenue and strong operating margins with limited maintenance capital expenditures, which has resulted in significant cash flow generation and capital-efficient growth.

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

Our organic growth is complemented by a consistent and repeatable M&A strategy, having completed more than 100 acquisitions since 2015. Notably, in August 2020 we acquired ICWG, the world’s largest conveyor car wash company by location count with more than 900 locations across 14 countries, demonstrating our continued ability to pursue and execute upon scalable and highly strategic acquisitions. We further complemented our expansion into the car wash segment by acquiring 112 locations in 2021 and six additional car wash locations during the first quarter of 2022. We grew our glass service offerings through the acquisition of Auto Glass Now (“AGN”) in late December 2021 which has 79 locations.
Significant Factors Impacting Financial Results
As noted above, we completed the acquisition of 112 independently-owned car wash sites during fiscal year 2021 and six additional car wash locations during the first quarter of 2022, which are included in our Car Wash segment. The acquisition of AGN during the first quarter of 2022, which is included in our Paint, Collision & Glass segment, expands our glass operations into the U.S. market. These acquisitions were a core driver of growth in our key performance indicators and our financial results for the three months ended March 26, 2022, as compared to the three months ended March 27, 2021. For additional information on our acquisitions, see Note 3 to the consolidated financial statements.

We recognized net income of $34 million, or $0.20 per diluted share for the three months ended March 26, 2022, compared to net loss of $(20) million, or $(0.13) per diluted share, for the three months ended March 27, 2021. This increase was due to an increase in revenue, primarily related to the AGN acquisition and a number of car wash acquisitions in 2021 and the first quarter of 2022, as well as organic growth from store growth and same store sales growth, partially offset by higher operating, interest and income tax expenses associated with this growth. The increase was also due to $45 million in debt extinguishment cost in three months ended March 27, 2021 related to the repayment of the ICWG debt and a $10 million decrease in net loss on foreign currency transactions.
Adjusted Net Income was $48 million for the three months ended March 26, 2022, an increase of $17 million, compared to $30 million for the three months ended March 27, 2021. The increase in Adjusted Net Income was primarily due to an increase in revenue, primarily related to the acquisition of AGN and a number of car wash acquisitions, as well as organic growth from store growth and same store sales growth, partially offset by an increase in an increase in operating, interest and income tax expenses associated with this growth. See Note 3 to our consolidated financial statements for additional information regarding acquisitions.

Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of performance. For a discussion of our use of these non-GAAP measures and a reconciliation from net income (loss) to Adjusted Net Income and Adjusted EBITDA, see “Reconciliation of Non-GAAP Financial Information”.

Strong operational execution, improving consumer and driving trends and acquisitions led to total system-wide sales of $1.3 billion during the three months ended March 26, 2022, an increase of 26% from the three months ended March 27, 2021.
Key Performance Indicators

Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales. System-wide sales represent the total of net sales for our franchised, independently-operated and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores. Franchise royalties and fees revenue represented 8% and 9% of our total revenue for the three months ended March 26, 2022 and March 27, 2021. For the three months ended March 26, 2022 and March 27, 2021, approximately 98% and 97%, respectively, of franchise royalties and fees revenue is attributable to royalties, with the remaining balance attributable to license and development fees. Revenue from company-operated stores represented 62% and 56% of total revenue for the three months ended March 26, 2022 and March 27, 2021, respectively. Revenue from independently-operated stores represented 13% and 17% of our total revenue for the three months ended March 26, 2022 and March 27, 2021, respectively.
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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 5 in our consolidated financial statements for a reconciliation of income before taxes to Segment Adjusted EBITDA for the three months ended March 26, 2022 and March 27, 2021.

The following table sets forth our key performance indicators for the three months ended March 26, 2022 and March 27, 2021:

	Three months ended
(in thousands, except store count or as otherwise noted)	March 26, 2022	March 27, 2021
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$357,112	$277,884
Car Wash	157,584	113,211
Paint, Collision & Glass	658,967	542,433
Platform Services	90,794	69,356
Total	$1,264,457	$1,002,884
System-Wide Sales by Business Model:
Franchised Stores	$908,895	$762,693
Company-Operated Stores	292,473	184,028
Independently-Operated Stores	63,089	56,163
Total	$1,264,457	$1,002,884
Store Count
Store Count by Segment:
Maintenance	1,531	1,470
Car Wash	1,063	954
Paint, Collision & Glass	1,730	1,627
Platform Services	202	198
Total	4,526	4,249
Store Count by Business Model:
Franchised Stores	2,794	2,766
Company-Operated Stores	1,010	749
Independently-Operated Stores	722	734
Total	4,526	4,249
Same Store Sales %
Maintenance	19.2%	16.5%
Car Wash	6.6%	N/A
Paint, Collision & Glass	13.7%	(9.4%)
Platform Services	30.9%	22.0%
Total	15.6%	0.5%
Segment Adjusted EBITDA
Maintenance	$52,485	$40,440
Car Wash	55,720	34,155
Paint, Collision & Glass	29,012	17,639
Platform Services	14,165	11,008
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

The following table provides a reconciliation of Net income (loss) to Adjusted Net Income and Adjusted Earnings per Share:

Adjusted Net Income/Adjusted Earnings per Share

	Three months ended
(in thousands, except per share data)	March 26, 2022	March 27, 2021
Net income (loss)	$34,428	$(19,932)
Acquisition related costs(a)	4,318	1,646
Non-core items and project costs, net(b)	866	32
Straight-line rent adjustment(c)	4,093	2,485
Equity-based compensation expense(d)	2,618	983
Foreign currency transaction (gain) loss, net(e)	971	10,511
Asset sale leaseback (gain) loss, impairment and closed store expenses(f)	(124)	(786)
Loss on debt extinguishment(g)	—	45,498
Amortization related to acquired intangible assets(h)	5,142	3,652
Provision for uncertain tax positions(i)	76	—
Adjusted net income before tax impact of adjustments	52,388	44,089
Tax impact of adjustments(j)	(4,612)	(13,641)
Adjusted net income	47,776	30,448
Net income (loss) attributable to non-controlling interest	(15)	7
Adjusted net income attributable to Driven Brands Holdings Inc.	$47,791	$30,441

Adjusted earnings per share
Basic	$0.29	$0.19
Diluted	$0.28	$0.19

Weighted average shares outstanding
Basic	162,762	154,827
Diluted	166,748	158,761

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

The following table provides a reconciliation of Net income to Adjusted EBITDA:

Adjusted EBITDA
	Three months ended
	March 26, 2022	March 27, 2021
Net income (loss)	$34,428	$(19,932)
Income tax expense	12,968	(4,446)
Interest expense, net	25,353	18,091
Depreciation and amortization	33,023	23,852
EBITDA	105,772	17,565
Acquisition related costs(a)	4,318	1,646
Non-core items and project costs, net(b)	866	32
Straight-line rent adjustment(c)	4,093	2,485
Equity-based compensation expense(d)	2,618	983
Foreign currency transaction (gain) loss, net(e)	971	10,511
Asset impairment and closed store expenses(f)	(124)	(786)
Loss on debt extinguishment(g)	—	45,498
Adjusted EBITDA	$118,514	$77,934
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
c.Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under GAAP exceeds or is less than our cash rent payments.
d.Represents non-cash equity-based compensation expense.
e.Represents foreign currency transaction gains/losses, net that primarily related to the remeasurement of our intercompany loans. These losses are offset by unrealized gains/losses on remeasurement of cross currency swaps and forward contracts.
f.Relates to (gain) loss on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed locations. Also, represents lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.
g.Represents the write-off of unamortized discount associated with early termination of debt.
h.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statements of operations.
i.Represents uncertain tax positions recorded for tax positions inclusive of interest and penalties.
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

Results of Operations for the three months ended March 26, 2022 compared to the three months ended March 27, 2021
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the Consolidated Statements of Operations.
Revenue

	Three months ended
(in thousands)	March 26, 2022	March 27, 2021	Change
Franchise royalties and fees	$37,888	$30,414	$7,474	25%
Company-operated store sales	292,391	183,855	108,536	59%
Independently-operated store sales	63,089	56,163	6,926	12%
Advertising fund contributions	19,698	17,255	2,443	14%
Supply and other revenue	55,257	41,733	13,524	32%
Total revenue	$468,323	$329,420	$138,903	42%
Franchise Royalties and Fees
Franchise royalties and fees increased $7 million primarily due to same store sales growth and benefited from a net increase of 28 franchise stores. Franchise system-wide sales increased by $146 million or 19%.

Company-operated Store Sales
Company-operated store sales increased $109 million of which $43 million, $37 million, $28 million related to the Maintenance, Car Wash and Paint, Collision and Glass segments, respectively. The sales increase in Maintenance segment was primarily due to same store sales growth and 54 net new stores. The sales increase in Paint, Collision and Glass segment was primarily due to same store sales growth as well as net store growth from acquisitions. The acquisition of AGN, which had 79 stores at the time of the acquisition in late December 2021, generated $20 million of sales for three months ended March 26, 2022 and the acquisition of 10 Carstar franchise sites in the fourth quarter of 2021 generated $6 million of sales for three months ended March 26, 2022. The sales increase in Car Wash segment was primarily due to the addition of 109 net new stores primarily from a number of acquisitions in the second half of 2021 and first quarter of 2022, new greenfield store openings and same store sales growth. In total, the Company added 261 company-operated stores year-over-year.

Independently-operated Store Sales
Independently-operated store sales (comprised entirely of the international car wash locations) increased $7 million primarily due to same store sales growth as a result of increased volume.

Advertising Fund Contributions
Advertising fund contributions increased by $2 million primarily due to an increase in franchise system-wide sales of approximately $146 million from same store sales growth and additional net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $14 million primarily from growth in product and service revenue within the Platform Services, Paint, Collision and Glass and Maintenance segments due to an increase in system wide sales.

Operating Expenses

	Three months ended
(in thousands)	March 26, 2022	March 27, 2021	Change
Company-operated store expenses	$177,867	$112,756	$65,111	58%
Independently-operated store expenses	33,299	31,108	2,191	7%
Advertising fund expenses	19,698	17,255	2,443	14%
Supply and other expenses	32,774	22,489	10,285	46%
Selling, general, and administrative expenses	92,220	69,050	23,170	34%
Acquisition costs	4,318	1,646	2,672	162%
Store opening costs	506	289	217	75%
Depreciation and amortization	33,023	23,852	9,171	38%
Asset impairment charges and lease terminations	898	1,253	(355)	(28)%
Total operating expenses	$394,603	$279,698	$114,905	41%
Company-operated Store Expenses
Company-operated store expenses increased $65 million. The increase in expenses is commensurate with the increase in Company-operated store sales.

Independently-operated Store Expenses
Independently-operated store expenses, which are entirely related to the Car Wash segment, increased $2 million due to an increase in Independently-operated store sales.

Advertising Fund Expenses
The $2 million increase in advertising fund expenses represents a commensurate increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses increased $10 million due the increase in Supply and other revenue as well as higher oil and freight costs incurred in the Platform Services segment.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $23 million primarily due to increased employee compensation, other employee-related expenses and insurance expenses driven primarily by acquisitions and an increase in advertising costs.

Acquisition Costs
Acquisition costs increased by $3 million. The three months ended March 26, 2022 had costs associated with the acquisition of AGN and several tuck-in car wash locations while the three months ended March 27, 2021 had costs associated with several car wash tuck-in locations.
Store Opening Costs
Store opening costs increased slightly due to an increase in company-operated new store openings and conversions of acquired stores to the Take 5 brand. There were seven new company-operated store openings and one Take 5 store conversion in the three months ended March 26, 2022, compared to four company-operated store openings during the three months ended March 27, 2021.
Depreciation and Amortization
Depreciation and amortization expense increased $9 million due to additional fixed assets and finite-lived intangible assets recognized in conjunction with recent acquisitions and higher current period capital expenditures.

Asset Impairment Charges and Lease Terminations
Asset impairment charges were approximately $1 million for both the three months ended March 26, 2022 and three months ended March 27, 2021, which consisted of impairment related to certain property and equipment and operating lease right-of-use assets at closed locations.

Interest Expense, Net

	Three months ended
(in thousands)	March 26, 2022	March 27, 2021	Change
Interest expense, net	$25,353	$18,091	$7,262	40%
Interest expense, net increased $7 million as a result of higher average debt outstanding which was partially offset by a lower average interest rate in the current period. The Company issued debt in the fourth quarter of 2021 to fund the AGN and other acquisitions and for general corporate purposes.
Loss (Gain) on Foreign Currency Transactions, Net

	Three months ended
(in thousands)	March 26, 2022	March 27, 2021	Change
Loss (gain) on foreign currency transactions, net	$971	$10,511	$(9,540)	(91)%
The loss on foreign currency transactions for the three months ended March 26, 2022 was comprised of a $3 million net remeasurement loss on our foreign third party long-term debt and intercompany notes, partially offset by $2 million of unrealized gain incurred on foreign currency hedges that are not designated as hedging instruments. The loss on foreign currency transactions for the three months ended March 27, 2021 was comprised of a $13 million net remeasurement loss on our foreign third party long-term debt and foreign intercompany notes partially offset by $2 million of unrealized translation gains on other foreign currency hedges.

Loss on Debt Extinguishment

	Three months ended
(in thousands)	March 26, 2022	March 27, 2021	Change
Loss on debt extinguishment	$—	$45,498	$(45,498)	100%

The loss on debt extinguishment for the three months ended March 27, 2021 was due to the write-off of unamortized discount associated with the settlement of the Car Wash Senior Credit Facilities, which were repaid during the three months ended March 27, 2021 with proceeds from the IPO and cash on hand.

Income Tax Expense

	Three months ended
(in thousands)	March 26, 2022	March 27, 2021	Change
Income tax expense	$12,968	$(4,446)	$17,414	(392)%

Income tax expense increased by $17 million. The effective income tax rate for the three months ended March 26, 2022 was 27.4% compared to 18.2% for the three months ended March 27, 2021. The increase in rate was primarily driven by an increase in income before taxes relative to the tax effects of our permanent differences for the three months ended March 26, 2022, and favorable discrete tax adjustments related to a non-taxable loss on debt extinguishment as well as tax deductible costs incurred related to the initial public offering for the three months ended March 27, 2021.

Segment Results of Operations for the three months ended March 26, 2022 compared to the three months ended March 27, 2021
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Three months ended
(in thousands, unless otherwise noted)	March 26, 2022	March 27, 2021	Change
Franchise royalties and fees	$9,635	$7,927	$1,708	22%
Company-operated store sales	156,828	114,067	42,761	37%
Supply and other revenue	12,279	6,157	6,122	99%
Total revenue	$178,742	$128,151	$50,591	39%
Segment Adjusted EBITDA	$52,485	$40,440	$12,045	30%

System-Wide Sales
Franchised stores	$200,284	$163,817	$36,467	22%
Company-operated stores	156,828	114,067	42,761	37%
Total System-Wide Sales	$357,112	$277,884	$79,228	29%
Store Count (in whole numbers)
Franchised stores	982	975	7	1%
Company-operated stores	549	495	54	11%
Total Store Count	1,531	1,470	61	4%
Same Store Sales %	19.2%	16.5%	N/A	N/A
Maintenance revenue increased $51 million for the three months ended March 26, 2022, as compared to the three months ended March 27, 2021. Franchise royalties and fees increased by $2 million primarily due a $36 million increase in franchised system-wide sales from same store sales growth and 7 net new franchise stores. Company-operated store sales increased by $43 million primarily due to same store sales growth and 54 net new company operated stores. Supply and other revenue increased by $6 million due to higher income resulting from higher system-wide sales.

Maintenance Segment Adjusted EBITDA increased $12 million primarily due to revenue growth, cost management and operational leverage. We continue to utilize a more efficient labor model at company-operated locations.

Car Wash

	Three months ended
(in thousands, unless otherwise noted)	March 26, 2022	March 27, 2021	Change
Company-operated store sales	$94,495	$57,048	$37,447	66%
Independently-operated store sales	63,089	56,163	6,926	12%
Supply and other revenue	1,691	1,453	238	16%
Total revenue	$159,275	$114,664	44,611	39%
Segment Adjusted EBITDA	$55,720	$34,155	21,565	63%

System-Wide Sales
Company-operated stores	94,495	57,048	37,447	66%
Independently-operated stores	63,089	56,163	6,926	12%
Total System-Wide Sales	$157,584	$113,211	44,373	39%
Store Count (in whole numbers)			—
Company-operated stores	341	220	121	55%
Independently-operated stores	722	734	(12)	(2)%
Total Store Count	1,063	954	109	11%
Same Store Sales %	6.6%	N/A	N/A	N/A

The Car Wash segment is comprised of our car wash sites throughout the United States, Europe and Australia.
Car Wash Segment revenue increased by $45 million driven by the addition of 109 net new stores primarily from a number of acquisitions in the second half of 2021 and first quarter of 2022 and 6.6% same store sales growth.
Car Wash Segment Adjusted EBITDA increased by $22 million, primarily driven by higher sales as well as cost management and operational leverage.

Paint, Collision & Glass

	Three months ended
(in thousands, unless otherwise noted)	March 26, 2022	March 27, 2021	Change
Franchise royalties and fees	$21,365	$17,309	$4,056	23%
Company-operated store sales	39,998	11,930	28,068	235%
Supply and other revenue	18,080	14,652	3,428	23%
Total revenue	$79,443	$43,891	$35,552	81%
Segment Adjusted EBITDA	$29,012	$17,639	$11,373	64%

System-Wide Sales
Franchised stores	$618,969	$530,503	$88,466	17%
Company-operated stores	39,998	11,930	28,068	235%
Total System-Wide Sales	$658,967	$542,433	$116,534	21%
Store Count (in whole numbers)
Franchised stores	1,611	1,594	17	1%
Company-operated stores	119	33	86	261%
Total Store Count	1,730	1,627	103	6%
Same Store Sales %	13.7%	(9.4)%	N/A	N/A

Paint, Collision & Glass revenue increased $36 million for the three months ended March 26, 2022, as compared to the three months ended March 27, 2021. The Company-operated store sales increased $28 million driven primarily by $20 million from the acquisition of AGN, which had 79 stores, and $6 million from the acquisition of 10 Carstar franchise sites. The Company-operated store sales increase was augmented by same store sales growth at Company-operated stores. Franchise royalties and fees increased by $4 million primarily due to a $88 million increase in franchise system-wide sales generated by same store sales growth and an increase in franchise stores. Supply and other revenue increased by $3 million primarily due to higher vendor rebates resulting from an increase in system wide sales.

Paint, Collision & Glass Segment Adjusted EBITDA increased $11 million primarily due to higher revenue from acquisitions and same store sales growth.

Platform Services

	Three months ended
(in thousands, unless otherwise noted)	March 26, 2022	March 27, 2021	Change
Franchise royalties and fees	$6,888	$5,178	$1,710	33%
Company-operated store sales	1,152	983	169	17%
Supply and other revenue	35,126	28,435	6,691	24%
Total revenue	$43,166	$34,596	$8,570	25%
Segment Adjusted EBITDA	$14,165	$11,008	$3,157	29%

System-Wide Sales
Franchised stores	$89,642	$68,373	$21,269	31%
Company-operated stores	1,152	983	169	17%
Total System-Wide Sales	$90,794	$69,356	$21,438	31%
Store Count (in whole numbers)
Franchised stores	201	197	4	2%
Company-operated stores	1	1	—	—%
Total Store Count	202	198	4	2%
Same Store Sales %	30.9%	22.0%	N/A	N/A
Platform Services revenue increased $9 million primarily due to higher revenue resulting from an increase in distribution sales to the Maintenance segment and higher franchise income resulting primarily from franchisee same store sales growth and an increase in franchise store count.
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
Driven Brands Funding, LLC (the “Master Issuer”), a wholly owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Master Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with the Securitization Senior Notes. Driven Holdings

Revolving Credit Facility also has certain qualitative covenants. As of March 26, 2022, the Co-Issuers and Driven Holdings were in compliance with all covenants under its agreements.
At March 26, 2022, the Company had total liquidity of $668 million, which included $271 million in cash, cash equivalents and restricted cash, $97 million and $300 million of undrawn capacity on its 2019 variable funding securitization senior notes and Driven Holdings Revolving Credit Facility, respectively.
The following table illustrates the main components of our cash flows for the three months ended March 26, 2022 and March 27, 2021 :

	Three months ended
(in thousands)	March 26, 2022	March 27, 2021
Net cash provided by operating activities	$9,040	$32,586
Net cash used in investing activities	(253,332)	(4,508)
Net cash used in financing activities	(5,719)	(29,871)
Effect of exchange rate changes on cash	(592)	650
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(250,603)	$(1,143)
Operating Activities
Net cash provided by operating activities was $9 million for the three months ended March 26, 2022 compared to $33 million for the three months ended March 27, 2021. The decrease was due to $56 million payment of transaction costs associated with the AGN acquisition during the three months ended March 26, 2022, which was partially offset by $15 million increase in operating results and a $17 million decrease in net working capital.

Investing Activities
Net cash used in investing activities was $253 million for the three months ended March 26, 2022 compared to $5 million for the three months ended March 27, 2021. During the three months ended March 26, 2022, there was a $198 million increase in net cash paid for acquisitions, $46 million increase in capital expenditures and a $3 million decrease in proceeds from sale-leaseback transactions.
For the three months ended March 26, 2022, we invested $69 million in capital expenditures, compared to $23 million for the three months ended March 27, 2021. This increase is mostly due to new company-operated store openings within our Car Wash and Maintenance segments, as well as expenditures related to the maintenance of our existing store base and technology initiatives.
Financing Activities
Net cash used in financing activities was $6 million for the three months ended March 26, 2022 due primarily related to the repayment of senior securitization notes. Net cash used in financing activities was $30 million for the three months ended March 27, 2021 primarily resulting from our $722 million repayment of the Car Wash Senior Credit Facilities, $43 million in repurchases of our common stock, and $22 million payment related to the termination of our interest rate swaps. These were offset by the $761 million in proceeds from our IPO and the underwriters’ exercise of their over-allotment option, net of underwriting discounts. See Note 6 to our consolidated financial statements for additional information regarding the Company’s debt.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 of the consolidated financial statements. Refer to our annual report for the year ended December 25, 2021 for a full discussion of our critical accounting policies. There have been no material changes to our critical accounting policies from those disclosed in our Form 10-K for the year ended December 25, 2021.
Application of New Accounting Standards
See Note 2 of the consolidated financial statements for a discussion of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s annual report for the year ended December 25, 2021 for a complete discussion of the Company’s market risk. There have been no material changes in the Company’s market risk from those disclosed in the Company’s Form 10-K for the year ended December 25, 2021, other than the Company’s repayment of the Car Wash Senior Credit Facilities in January 2021, the Company’s execution of the income tax receivable agreement in connection with the IPO, the Company’s entry into the Driven Holdings Revolving Credit Facility, and the Company’s issuance of the 2021 Senior Notes. The repayment of debt and income tax receivable agreement impacted both the Company’s interest rate risk and foreign exchange risk. See Note 1 and Note 6 to the consolidated financial statements for additional details.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 26, 2022. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of March 26, 2022, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

For a discussion of risk factors that could adversely affect our results of operations, financial condition, business reputation or business prospects, we refer you to Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Driven Brands Holdings Inc.
3.2	Amended and Restated Bylaws of Driven Brands Holdings Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2022

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

By:	/s/ Michael Beland
Name:	Michael Beland
Title:	Senior Vice President and Chief Accounting Officer