Form 10-Q
period 2022-06-25
Driven Brands Holdings Inc.
filed 2022-08-05
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
OR
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

As of August 1, 2022, the Registrant had 167,477,320 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our strategy, outlook and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; and (iv) the competitive environment in which we operate. Forward-looking statements are not based on historical facts, but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions, and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. It is not possible to predict or identify all such risks. These risks include, but are not limited to, the risk factors that are described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, as supplemented by Item 1A. Risk Factors section in this Quarterly Report on Form 10-Q as well as in our other filings with the Securities and Exchange Commission, which are available on its website at www.sec.gov. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
(in thousands, except per share amounts)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue:
Franchise royalties and fees	$44,850	$37,873	$82,738	$68,287
Company-operated store sales	323,885	206,198	616,276	390,053
Independently-operated store sales	54,942	56,379	118,031	112,542
Advertising contributions	22,091	19,648	41,789	36,903
Supply and other revenue	62,856	54,730	118,113	96,462
Total revenue	508,624	374,828	976,947	704,247
Operating Expenses:
Company-operated store expenses	192,939	123,820	370,806	236,575
Independently-operated store expenses	28,843	30,792	62,142	61,900
Advertising expenses	22,091	19,648	41,789	36,903
Supply and other expenses	35,800	29,598	68,574	52,087
Selling, general, and administrative expenses	97,977	77,935	190,197	146,984
Acquisition costs	3,338	389	7,656	2,038
Store opening costs	666	405	1,172	694
Depreciation and amortization	38,087	26,423	71,110	50,275
Trade name impairment charge	125,450	—	125,450	—
Asset impairment charges and lease terminations	(882)	2,178	16	3,431
Total operating expenses	544,309	311,188	938,912	590,887
Operating income (loss)	(35,685)	63,640	38,035	113,360
Other expenses, net:
Interest expense, net	26,270	16,612	51,623	34,702
Loss (gain) on foreign currency transactions	13,937	(5,229)	14,908	5,282
Loss on debt extinguishment	—	78	—	45,576
Other expense, net	40,207	11,461	66,531	85,560
Income (loss) before taxes	(75,892)	52,179	(28,496)	27,800
Income tax expense (benefit)	(18,848)	17,011	(5,880)	12,565
Net income (loss)	(57,044)	35,168	(22,616)	15,235
Net income (loss) attributable to non-controlling interest	—	(36)	(15)	(30)
Net income (loss) attributable to Driven Brands Holdings Inc.	$(57,044)	$35,204	$(22,601)	$15,265

Earnings (loss) per share:
Basic	$(0.34)	$0.21	$(0.14)	$0.09
Diluted	$(0.34)	$0.21	$(0.14)	$0.09
Weighted average shares outstanding
Basic	162,781	162,626	162,772	158,727
Diluted	162,781	166,512	162,772	162,271
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended		Six months ended
(in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income (loss)	$(57,044)	$35,168	$(22,616)	$15,235
Other comprehensive income (loss):
Foreign currency translation adjustment	(42,114)	11,411	(47,688)	2,168
Unrealized gain from cash flow hedges, net of tax	(225)	—	(93)	30
Defined benefit pension plan actuarial gain, net of tax	7	—	7	128
Other comprehensive income (loss), net	(42,332)	11,411	(47,774)	2,326
Total comprehensive income (loss)	(99,376)	46,579	(70,390)	17,561
Comprehensive income (loss) attributable to non-controlling interests	(19)	(1)	(21)	39
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$(99,357)	$46,580	$(70,369)	$17,522
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	June 25, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$197,853	$523,414
Restricted cash	792	792
Accounts and notes receivable, net	178,201	117,903
Inventory	53,124	46,990
Prepaid and other assets	47,964	24,326
Income tax receivable	5,070	6,867
Assets held for sale	3,275	3,275
Advertising fund assets, restricted	55,596	45,360
Total current assets	541,875	768,927
Notes receivable, net	5,092	3,182
Property and equipment, net	1,481,064	1,350,984
Operating lease right-of-use assets	1,031,731	995,625
Deferred commissions	10,738	10,567
Intangibles, net	733,469	816,183
Goodwill	2,108,002	1,910,392
Deferred tax assets	1,360	1,509
Total assets	$5,913,331	$5,857,369
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$115,424	$83,033
Accrued expenses and other liabilities	253,742	297,620
Income tax payable	30,021	11,054
Current portion of long term debt	23,590	26,044
Income tax receivable liability	24,255	24,255
Advertising fund liabilities	30,264	26,441
Total current liabilities	477,296	468,447
Long-term debt	2,464,909	2,356,320
Deferred tax liabilities	223,336	257,067
Operating lease liabilities	969,598	931,604
Income tax receivable liability	131,715	131,715
Deferred revenue	39,829	37,576
Long-term accrued expenses and other liabilities	23,188	29,398
Total liabilities	4,329,871	4,212,127
Commitments and contingencies
Common stock, $0.01 par value, 900 million shares authorized: and 168 million and 167 million shares issued at June 25, 2022 and December 25, 2021.	1,677	1,674
Additional paid-in capital	1,614,927	1,605,890
Retained earnings	19,006	41,607
Accumulated other comprehensive loss	(52,796)	(5,028)
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	1,582,814	1,644,143
Non-controlling interests	646	1,099
Total shareholders' equity	1,583,460	1,645,242
Total liabilities and shareholders' equity	$5,913,331	$5,857,369

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY (Unaudited)

in thousands	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders'/members' equity
Balance as of December 26, 2020	$565	$1,055,172	$31,975	$16,528	$2,120	$1,106,360
Net income (loss)	—	—	(19,939)	—	7	(19,932)
Other comprehensive loss	—	—	—	(9,085)	—	(9,085)
Equity-based compensation expense	—	983	—	—	—	983
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	1,082	660,418	—	—	—	661,500
Common stock issued upon underwriter's exercise of over-allotment	48	99,177	—	—	—	99,225
Repurchase of common stock	(21)	(42,956)	—	—	—	(42,977)
Exercise of stock options	—	25	—	—	—	25
Establishment of income tax receivable liability	—	(155,970)	—	—	—	(155,970)
IPO fees	—	(14,757)	—	—	—	(14,757)
Other	—	—	—	—	(63)	(63)
Balance as of March 27, 2021	$1,674	$1,602,092	$12,036	$7,443	$2,064	$1,625,309
Net income (loss)	—	—	35,204	—	(36)	35,168
Other comprehensive loss	—	—	—	11,412	(1)	11,411
Equity-based compensation expense	—	1,028	—	—	—	1,028
At Pac divestiture	—	—	—	—	(948)	(948)
Other	—	(25)	—	(1)	—	(26)
Balance as of June 26, 2021	$1,674	$1,603,095	$47,240	$18,854	$1,079	$1,671,942

Balance as of December 25, 2021	$1,674	$1,605,890	$41,607	$(5,028)	$1,099	$1,645,242
Net income (loss)	—	—	34,443	—	$(15)	34,428
Other comprehensive income (loss)	—	—	—	(5,455)	13	(5,442)
Equity based compensation expense	—	2,618	—	—	—	2,618
Stock issued related to Employee Stock Purchase Plan	1	2,091	—	—	—	2,092
Tax withholding on stock option exercises	—	(14)	—	—	—	(14)
Divestiture of Denmark car wash operations	—	—	—	—	(432)	(432)
Balance as of March 26, 2022	$1,675	$1,610,585	$76,050	$(10,483)	$665	$1,678,492
Net loss	—	—	(57,044)	—	—	(57,044)
Other comprehensive loss	—	—	—	(42,313)	(19)	(42,332)
Equity based compensation expense	—	4,233	—	—	—	4,233
Stock option exercised	2	109	—	—	—	111
Balance as of June 25, 2022	$1,677	$1,614,927	$19,006	$(52,796)	$646	$1,583,460
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
(in thousands)	June 25, 2022	June 26, 2021
Net income (loss)	$(22,616)	$15,235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,110	50,275
Trade name impairment	125,450	—
Non-cash lease cost	35,049	37,938
Loss on foreign denominated transactions	14,908	5,707
Gain on foreign currency derivatives	—	(425)
Bad debt expense	936	1,739
Asset impairment costs	16	3,431
Amortization of deferred financing costs and bond discounts	4,565	3,619
Benefit (provision) for deferred income taxes	(31,908)	4,742
Loss on extinguishment of debt	—	45,576
Other, net	(1,925)	1,375
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(61,461)	(24,174)
Inventory	(6,899)	(396)
Prepaid and other assets	(19,082)	(20,885)
Advertising fund assets and liabilities, restricted	(1,321)	12,548
Deferred commissions	(178)	(809)
Deferred revenue	497	2,994
Accounts payable	20,209	3,860
Accrued expenses and other liabilities	(45,950)	9,707
Income tax receivable	19,640	3,665
Operating lease liabilities	(25,651)	(31,034)
Cash provided by operating activities	75,389	124,688
Cash flows from investing activities:
Capital expenditures	(148,763)	(46,222)
Cash used in business acquisitions, net of cash acquired	(394,388)	(205,556)
Proceeds from sale-leaseback transactions	56,083	49,166
Proceeds from sale of company-operated stores	—	5,775
Proceeds from disposition of car wash operations	1,551	—
Proceeds from disposal of property and equipment	632	—
Cash used in investing activities	(484,885)	(196,837)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	—	(2,408)
Repayment of long-term debt	(9,682)	(712,649)
Proceeds from revolving lines of credit and short-term debt	105,000	213,800
Repayments of revolving lines of credit and short-term debt	—	(152,800)
Repayment of principal portion of finance lease liability	(1,156)	(1,127)
Proceeds from initial public offering, net of underwriting discounts	—	661,500
Net proceeds from underwriters' exercise of over-allotment option	—	99,225
Repurchases of common stock	—	(43,040)
Payment for termination of interest rate swaps	—	(21,826)
Stock option exercises	188	—
Other, net	(36)	152
Cash provided by financing activities	94,314	40,827

Effect of exchange rate changes on cash	(4,454)	1,813
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(319,636)	(29,509)
Cash and cash equivalents, beginning of period	523,414	172,611
Cash included in advertising fund assets, restricted, beginning of period	38,586	19,369
Restricted cash, beginning of period	792	15,827
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	562,792	207,807
Cash and cash equivalents, end of period	197,853	147,257
Cash included in advertising fund assets, restricted, end of period	44,511	30,882
Restricted cash, end of period	792	159
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$243,156	$178,298

Supplemental cash flow disclosures - non-cash items:
Accrued capital expenditures, end of period	$5,464	$5,772
Supplemental cash flow disclosures - cash paid for:
Interest	$51,491	$38,966
Income taxes	$5,457	$5,531

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc., together with its subsidiaries (collectively, the “Company”), is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,600 franchised, independently-operated, and company-operated locations across 49 U.S. states and 14 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, and 1-800-Radiator & A/C® that compete in the automotive services industry. Approximately 77% of the Company’s locations are franchised or independently-operated.

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

The Company used the proceeds from the IPO, along with cash on hand, to fully repay the term loans and revolving credit facility assumed as part of the acquisition of International Car Wash Group (“ICWG”) in 2020 (collectively, the “Car Wash Senior Credit Facilities”), which totaled $725 million with interest and fees. The Company recognized a $46 million loss on debt extinguishment for six months ended June 26, 2021 related to this settlement, primarily related to the write-off of the unamortized discount. The Company cancelled the interest rate and cross currency swaps associated with these debt agreements as part of the settlement. The Company also used $43 million in proceeds to purchase approximately 2 million shares of common stock from certain of our existing shareholders.

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

Income Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into an income tax receivable agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that the Company will actually realize. The income tax receivable agreement is effective as of the date of the Company’s IPO. The Company has recorded a total liability of $156 million as of June 25, 2022 and December 25, 2021, of which $24 million and $132 million are recorded under current and non-current liabilities, respectively.

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

Note 2— Summary of Significant Accounting Policies

Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three and six months ended June 25, 2022 and June 26, 2021, each consist of 13 weeks and 26 weeks, respectively. The Car Wash segment is currently consolidated based on a calendar month end.

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 25, 2021. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 25, 2022 may not be indicative of the results to be expected for any other interim period or the year ending December 31, 2022.

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

Deferred IPO costs
Costs incurred that are directly related to the IPO, such as legal and accounting fees, registration fees, printing expenses, and other similar fees and expenses, totaling $9 million were capitalized and included within prepaid and other assets as of December 26, 2020. Upon completion of the IPO, the Company reclassified these costs, as well as an additional $6 million of IPO costs incurred during the six months ended June 26, 2021 to Additional paid-in capital within the statement of Shareholders’/members’ equity.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 25, 2022 and December 25, 2021 are summarized as follows:

Items Measured at Fair Value at June 25, 2022
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$766	$—	$766
Foreign currency derivative assets designated as hedging instruments	$—	$1,030	$1,030

Foreign currency derivative liabilities designated as hedging instruments	$—	$304	$304
Foreign currency derivative liabilities not designated as hedging instruments	$—	$1,528	$1,528

Items Measured at Fair Value at December 25, 2021
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$976	$—	$976

Foreign currency derivative liabilities designated as hedging instruments	$—	$536	$536

The fair value of the Company’s foreign currency derivative instruments are derived from valuation models, which use Level 2 observable inputs such as quoted market prices, interest rates and forward yield curves. Derivative assets are included in Prepaid and other assets or Notes receivable, net in the consolidated balance sheet depending on the remaining period to maturity. Derivative liabilities not designated as a hedging instrument are included in Accrued expenses and other liabilities in the consolidated balance Sheet. Derivative liabilities designated as a hedging instrument are included in long-term accrued expenses and other liabilities in the consolidated balance sheet.

The carrying values of cash, restricted cash, and receivables included in the consolidated balance sheet approximate their fair value. The fair value of long-term debt is estimated based on Level 2 inputs using discounted cash flows and market-based expectations for interest rates, credit risk and contractual terms of the debt agreements.

The carrying value and estimated fair value of total long-term debt were as follows:

	June 25, 2022		December 25, 2021
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,488,499	$2,311,046	$2,382,364	$2,411,987

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in each component of accumulated other comprehensive income (loss), net of tax:

	Three months ended June 25, 2022
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance as of March 26, 2022	$(9,770)	$(626)	$(87)	$(10,483)
Net change	(42,095)	(225)	7	(42,313)
Balance as of June 25, 2022	$(51,865)	$(851)	$(80)	$(52,796)

	Three months ended June 26, 2021
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance at March 27, 2021	$7,591	$(57)	$(91)	$7,443
Net change	11,411	—	—	11,411
Balance as of June 26, 2021	$19,002	$(57)	$(91)	$18,854

	Six months ended June 25, 2022
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance as of December 25, 2021	$(4,183)	$(758)	$(87)	$(5,028)
Net change	(47,682)	(93)	7	(47,768)
Balance as of June 25, 2022	$(51,865)	$(851)	$(80)	$(52,796)

	Six months ended June 26, 2021
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance as of December 26, 2020	$16,834	$(87)	$(219)	$16,528
Net change	2,168	30	128	2,326
Balance as of June 26, 2021	$19,002	$(57)	$(91)	$18,854

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

2022 Acquisitions

The Company completed 12 acquisitions in the Car Wash segment during the six months ended June 25, 2022, representing 17 sites, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $164.7 million. On June 14, 2022, the Car Wash segment acquired Jimmy Clean Car Wash, which was comprised of 3 sites for a total consideration of $31.9 million.

The Company completed 2 acquisitions in the Maintenance segment during the six months ended June 25, 2022, representing 2 sites, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was $2.9 million.
In addition, the Company completed 4 acquisitions in the Paint, Collision & Glass segment during the six months ended June 25, 2022 representing 115 sites, which were deemed to be business combinations. On December 30, 2021 the Company acquired Auto Glass Now® (“AGN”). AGN had 79 sites at the time of the Company’s acquisition, and is included within the Company’s Paint, Collision & Glass segment. AGN has over 20 years of experience in auto glass repair, replacement, and calibration and expands the Company’s auto glass offering into the U.S. The aggregate cash consideration for this acquisition, net of cash acquired and liabilities assumed, was $170.6 million. On April 28, 2022, the Company acquired All Star Glass (“ASG”), which was comprised of 30 sites for a total consideration of $43.7 million. The Company will amortize the acquired lease right of use assets, customer list intangibles, and definite lived trade name over their estimated remaining lives of 3 to 34 years, 20 years, and one year, respectively.

The Company estimated the fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The provisional amounts for assets acquired and liabilities assumed for the 2022 acquisitions are as follows:

(in thousands)	Jimmy Clean Car Wash	All Other Car Wash	Maintenance	All Star Glass	Auto Glass Now	All Other Paint, Collision & Glass	Total
Assets:
Cash	$6	$32	$—	$7,553	$7	$2	$7,600
Prepaid assets	—	—	—	—	327	30	357
Land and building	11,190	79,100	1,025		23	—	91,338
Equipment	2,210	11,268	85	537	921	902	15,923
Inventory	—	—	24	546	—	27	597
Accounts and Notes receivable	—	—	—	2,436	—	—	2,436
Prepaid expenses	—	—	—	255	—	—	255
Operating lease right of use asset	—	—	—	734	10,693	—	11,427
Intangibles, net	—	—	—	8,700	49,000	—	57,700
Leasehold improvements	—	—	—	—	—	—	—
Deferred tax assets	2,116	674	55		—	—	2,845
Assets acquired	15,522	91,074	1,189	20,761	60,971	961	190,478
Liabilities:
Trade Payable	—	—	—	1,911	—	—	1,911
Accrued Expenses and other long-term liabilities	—	—	—	303	—	—	303
Taxes Payable	—	—	—	272	—	—	272
Long Term Debt- Current	—	—	—	46	—	—	46
Long Term Debt	—	—	—	59	—	—	59
Prepaid Liabilities	110	140	—	—	—	—	250
Operating lease liabilities	—	—	—	733	10,003	—	10,736
Total liabilities assumed	110	140	—	3,324	10,003	—	13,577
Net assets acquired	15,412	90,934	1,189	17,437	50,968	961	176,901
Total consideration	31,896	132,814	2,922	43,740	170,636	9,381	391,389
Goodwill	$16,484	$41,880	$1,733	$26,303	$119,668	$8,420	$214,488

Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of synergies within the existing segments and intangible assets that do not qualify for separate recognition. Goodwill, which was allocated to the Car Wash, Maintenance and Paint, Collision & Glass segments, is substantially all deductible for income tax purposes.

The following tables present financial information regarding the Car Wash and Glass acquisitions included in our consolidated statements of operations from the date of acquisition through June 25, 2022 under the column “Actual from acquisition date.” The following tables also present supplemental unaudited pro-forma information as if the acquisitions had occurred at the beginning of 2021. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred at the beginning of 2021. Cost savings are also not reflected in the unaudited pro-forma amounts for the three and six months ended June 25, 2022 and June 26, 2021.

	Three months ended June 25, 2022			Three months ended June 25, 2022	Three months ended June 26, 2021
	Actual from acquisition date
(in thousands)	Car Wash Acquisitions	Glass Acquisitions	Car Wash & Glass Acquisitions	Driven Brands Holdings Consolidated Pro-forma	Driven Brands Holdings Consolidated Pro-forma
Revenue	$4,896	$29,912	$34,808	$516,078	$418,706
Net income (loss) attributable to Driven Brands Holdings Inc.	$1,440	$4,027	$5,467	$(55,172)	$46,020

	Six months ended June 25, 2022			Six months ended June 25, 2022	Six months ended June 26, 2021
	Actual from acquisition date
(in thousands)	Car Wash Acquisitions	Glass Acquisitions	Car Wash & Glass Acquisitions	Driven Brands Holdings Consolidated Pro-forma	Driven Brands Holdings Consolidated Pro-forma
Revenue	$5,378	$49,992	$55,370	$1,002,583	$783,960
Net income (loss) attributable to Driven Brands Holdings Inc.	$1,512	$6,076	$7,588	$(15,819)	$24,749

Deferred Consideration and Transaction Costs

Included in the total consideration amounts above for the Car Wash, Maintenance, and Paint, Collision & Glass acquisitions in 2022 was $5 million of consideration not paid on the closing date. The Company had $13 million of deferred consideration related to 2022 and 2021 acquisitions at June 25, 2022. The Company had $23 million of deferred consideration related to 2021 acquisitions at December 25, 2021. The Company paid $15 million of deferred consideration related to 2022 and 2021 acquisitions during the six months ended June 25, 2022. Deferred consideration is typically paid six months to one-year after the acquisition closing date once all conditions related to representations, warranties and indemnification under the purchase agreement have been satisfied.

The Company incurred approximately $3 million of direct transaction costs during the six months ended June 25, 2022 related to 2022 acquisitions.

2022 Disposition
On March 16, 2022, the Company disposed of its 75% owned subsidiary, IMO Denmark ApS, for consideration of $2 million. As a result of the sale, a $1 million loss was recognized within selling, general, and administrative expenses during the six months ended June 25, 2022. Also, a noncontrolling interest of less than $1 million was derecognized.

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

The Company estimated the fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The amounts for assets acquired and liabilities assumed for the 2021 Car Wash Acquisitions (which are provisional unless otherwise noted with an *) are as follows:

(in thousands)	Magic Tunnel Car Wash	Franks Car Wash Express	Racer Classic Car Wash*	All Other	Total Car Wash
Assets:
Cash	$26	$38	$18	$165	$247
Right of use assets	—	—	2,587	12,277	14,864
Land and improvements	13,020	10,790	6,920	45,455	76,185
Building	48,380	48,570	31,490	270,155	398,595
Equipment	13,800	7,377	5,698	59,578	86,453
Inventory	—	—	311	—	311
Intangibles, net	700	800	550	—	2,050
Deferred tax assets	—	94	—	1,596	1,690
Assets held for sale	—	—	—	996	996
Assets acquired	75,926	67,669	47,574	390,222	581,391
Liabilities:
Accrued liability	—	50	155	304	509
Lease liability	—	—	2,687	12,277	14,964
Deferred tax liabilities	—	—	758	—	758
Liabilities assumed	—	50	3,600	12,581	16,231
Net assets acquired	75,926	67,619	43,974	377,641	565,160
Total consideration	88,026	106,558	64,843	472,721	732,148
Goodwill	$12,100	$38,939	$20,869	$95,080	$166,988

Goodwill which was allocated to the Car Wash segment is substantially all deductible for income tax purposes.

The following table presents financial information regarding the 2021 Car Wash Acquisitions operations included in our consolidated statements of operations from the date of acquisition through December 25, 2021 under the column “Actual from acquisition date in 2021.” The following table presents supplemental unaudited pro-forma information as if the 2021 Car Wash Acquisitions had occurred at the beginning of 2020. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the 2021 Car Wash Acquisitions occurred at the beginning of 2020. Cost savings are also not reflected in the unaudited pro-forma amounts for the year ended December 25, 2021 and December 26, 2020, respectively.

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

The Company estimated the fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The finalized amounts for assets acquired and liabilities assumed for the 2021 Maintenance Acquisitions are as follows:

(in thousands)
Assets:
Cash	$2
Land and improvements	4,425
Building	13,220
Equipment	1,450
Inventory	200
Deferred tax assets	90
Asset held for sale	3,275
22,662
Liabilities:
Prepaid liability	52
Liabilities assumed	52
Net assets acquired	22,610
Total consideration	37,271
Goodwill	$14,661
2021 Paint, Collision & Glass Segment

During the year ended December 25, 2021, the Company completed two acquisitions in its Paint, Collision & Glass segment (the “2021 PC&G Acquisitions”) representing 12 collision sites, each individually immaterial, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was $33 million.

The Company estimated the fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The finalized amounts for assets acquired and liabilities assumed for the 2021 PC&G Acquisitions are as follows:

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
Capitalized costs to obtain a contract were $11 million as of both June 25, 2022 and December 25, 2021, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized an immaterial amount of costs during the three and six months ended June 25, 2022 and June 26, 2021 that were recorded as a contract asset at the beginning of the periods.

The Company had Deferred Revenue of $40 million and $38 million as of June 25, 2022 and December 25, 2021, respectively, which includes contract liabilities, consisting primarily of deferred franchise fees and deferred development fees, of $38 million and $27 million as of June 25, 2022 and December 25, 2021, respectively. The Company recorded less than $1 million of revenue during the three months ended June 25, 2022 and June 26, 2021, and $2 million and $1 million of revenue during the six months ended June 25, 2022 and June 26, 2021, respectively, that was recorded as a contract liability as of the beginning of the period.
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
Segment results for the three and six months ended June 25, 2022 and June 26, 2021 are as follows:

	Three months ended June 25, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$11,326	$—	$23,605	$9,919	$—	$44,850
Company-operated store sales	168,648	101,796	52,120	1,392	(71)	323,885
Independently-operated store sales	—	54,942	—	—	—	54,942
Advertising fund contributions	—	—	—	—	22,091	22,091
Supply and other revenue	14,331	1,841	19,715	41,891	(14,922)	62,856
Total revenue	$194,305	$158,579	$95,440	$53,202	$7,098	$508,624
Segment Adjusted EBITDA	$64,076	$53,677	$32,916	$20,541	$(35,123)	$136,087

	Three months ended June 26, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$9,090	$—	$19,988	$8,795	$—	$37,873
Company-operated store sales	126,107	65,705	13,019	1,463	(96)	206,198
Independently-operated store sales	—	56,379	—	—	—	56,379
Advertising fund contributions	—	—	—	—	19,648	19,648
Supply and other revenue	9,813	1,831	17,567	34,583	(9,064)	54,730
Total revenue	$145,010	$123,915	$50,574	$44,841	$10,488	$374,828
Segment Adjusted EBITDA	$44,561	$43,069	$21,856	$17,602	$(25,845)	$101,243

	Six months ended June 25, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$20,961	$—	$44,970	$16,807	$—	$82,738
Company-operated store sales	325,476	196,291	92,118	2,544	(153)	616,276
Independently-operated store sales	—	118,031	—	—	—	118,031
Advertising fund contributions	—	—	—	—	41,789	41,789
Supply and other revenue	26,610	3,532	37,795	77,017	(26,841)	118,113
Total revenue	$373,047	$317,854	$174,883	$96,368	$14,795	$976,947
Segment Adjusted EBITDA	$116,561	$109,397	$61,928	$34,706	$(67,485)	$255,107

	Six months ended June 26, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$17,016	$—	$37,298	$13,973	$—	$68,287
Company-operated store sales	240,174	122,753	24,949	2,446	(269)	390,053
Independently-operated store sales	—	112,542	—	—	—	112,542
Advertising fund contributions	—	—	—	—	36,903	36,903
Supply and other revenue	15,970	3,284	32,219	63,018	(18,029)	96,462
Total revenue	$273,160	$238,579	$94,466	$79,437	$18,605	$704,247
Segment Adjusted EBITDA	$85,001	$77,224	$39,495	$28,610	$(50,864)	$179,466
The reconciliations of Income (loss) before taxes to Segment Adjusted EBITDA for the three and six months ended June 25, 2022 and June 26, 2021 are as follows:

	Three months ended		Six months ended
(in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Income (loss) before taxes	$(75,892)	$52,179	$(28,496)	$27,800
Depreciation and amortization	38,087	26,423	71,110	50,275
Interest expense, net	26,270	16,612	51,623	34,702
Acquisition related costs(a)	3,338	389	7,656	2,038
Non-core items and project costs, net(b)	1,719	2,522	2,585	2,553
Store opening costs	666	405	1,172	694
Straight-line rent adjustment(c)	4,217	3,358	8,310	5,843
Equity-based compensation expense(d)	4,233	1,028	6,851	2,011
Foreign currency transaction (gain) / loss, net(e)	13,937	(5,229)	14,908	5,282
Trade name impairment(f)	125,450	—	125,450	—
Asset sale leaseback (gain) loss, impairment and closed store expenses(g)	(5,938)	3,478	(6,062)	2,692
Loss on debt extinguishment(h)	—	78	—	45,576
Segment Adjusted EBITDA	$136,087	$101,243	$255,107	$179,466

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
(f)     Relates to an impairment of certain Car Wash trade names for which the Company elected to discontinue their use.
(g)     Relates to (gain) loss on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed locations. Also, represents lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.
(h)     Represents the write-off of unamortized discount associated with the repayment of the Car Wash Senior Credit Facilities.
Note 6 —Other Intangible Assets
The Company acquired a number of car wash businesses over the past two years. As part of those acquisitions, the Company determined a fair value for each of the associated intangible assets including trade names and customer relationships. During the quarter ended June 25 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore will be discontinuing the use of certain car wash trade names that were previously determined to have indefinite lives. Using a projected discounted cash flow analysis based on the relief from royalty method, the fair value of the trade names was determined to be $6 million while their carrying value was $131.5 million. As a result, the Company recognized a $125.5 million impairment charge, which is reported as Trade name impairment charge in the consolidated statement of operations. The transition will take approximately two and a half years to complete, and therefore the remaining carrying value will be amortized over 30 months.
Note 7—Long-Term Debt
The Company’s long-term debt obligations consist of the following:

(in thousands)	June 25, 2022	December 25, 2021
Series 2018-1 Securitization Senior Notes, Class A-2	$263,313	$264,688
Series 2019-1 Securitization Senior Notes, Class A-2	289,500	291,000
Series 2019-2 Securitization Senior Notes, Class A-2	267,437	268,813
Series 2019-3 Variable Funding Securitization Senior Notes, Class A-1	—	—
Series 2020-1 Securitization Senior Notes, Class A-2	171,500	172,375
Series 2020-2 Securitization Senior Notes, Class A-2	443,250	445,500
Series 2021-1 Securitization Senior Notes, Class A-2	446,625	448,875
Term Loan Facility	500,000	500,000
Revolving Credit Facility	105,000	—
Other debt (a)	45,344	39,082
Total debt	2,531,969	2,430,333
Less: unamortized debt issuance costs	(43,470)	(47,969)
Less: current portion of long-term debt	(23,590)	(26,044)
Total long-term debt, net	$2,464,909	$2,356,320
(a) Consists primarily of finance lease obligations. See Note 8.

Series 2019-3 Variable Funding Securitization Senior Notes

In December 2019, the Company issued Series 2019-3 Variable Funding Senior Notes, Class A-1 (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date of January 20, 2050. The commitment under the 2019 VFN has an expiration date of July 20, 2023, and subject to two one year extensions at the election of the Company. The 2019 VFN is secured by substantially all assets of Driven Brands Funding LLC (the “Issuer”) and are guaranteed by the Securitization Entities. The Issuer may elect interest at the Base Rate plus an applicable margin or LIBOR plus an applicable margin (the LIBOR rate as the applicable interest rate). No amounts were outstanding under the 2019 VFN as of June 25, 2022 and no borrowings or repayments were made during the quarter or six months ended June 25, 2022. As of June 25, 2022, there were $18 million of outstanding letters of credit which reduced the borrowing availability under the 2019 VFN.

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

There was $105 million outstanding on the Driven Holdings Revolving Credit Facility as of June 25, 2022 with $105 million borrowings and no repayments made during the quarter or six months ended June 25, 2022. As of June 25, 2022, there were $2 million of outstanding letters of credit which reduced the borrowing availability under the Driven Holdings Revolving Credit Facility.

The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of June 25, 2022, the Company and its subsidiaries were in compliance with all covenants.
Note 8—Leases
The following table details our total investment in operating and finance leases where the Company is the lessee:

(in thousands)	June 25, 2022	December 25, 2021
Right-of-use assets
Finance leases (a)	$37,081	$29,766
Operating leases	1,031,731	995,625
Total right-of-use assets	$1,068,812	$1,025,391

Current lease liabilities
Finance leases (b)	$3,768	$3,101
Operating leases (c)	65,563	57,588
Total current lease liabilities	$69,331	$60,689

Long-term lease liabilities
Finance leases (d)	$35,178	$27,957
Operating leases	969,598	931,604
Total long-term lease liabilities	$1,004,776	$959,561
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

The lease cost for operating and finance leases recognized in the consolidated statement of operations for the three and six months ended June 25, 2022 and June 26, 2021 were as follows:

	Three months ended		Six months ended
(in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Finance lease expense:
Amortization of right-of-use assets	$1,658	$365	$2,392	$717
Interest on lease liabilities	484	220	861	436
Operating lease expense	32,216	28,669	63,208	56,480
Short-term lease expense	487	593	977	1,235
Variable lease expense	433	226	786	487
Total lease expense	$35,278	$30,073	$68,224	$59,355
The Company also subleases certain facilities to franchisees as a component of supply and other revenue on the consolidated statements of operations. The Company recognized $2 million, $4 million, $2 million, and $4 million in sublease revenue in the three and six months ended June 25, 2022 and June 26, 2021, respectively, as a component of Supply and other revenue on the consolidated statements of operations.

During the six months ended June 25, 2022, the Company sold 10 car wash and six maintenance properties in various locations throughout the United States for a total of $55 million, resulting in a net gain of $7 million. Concurrent with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms of 15 years to 20 years and provide the Company with the option to extend the lease for up to an additional 20 years to 25 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $47 million and $47 million, respectively, related to these lease arrangements as of June 25, 2022.

Supplemental cash flow information related to the Company’s lease arrangements for the six months ended June 25, 2022 and June 26, 2021, respectively, was as follows:

	Six months ended
(in thousands)	June 25, 2022	June 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$57,330	$52,273
Operating cash flows used in finance leases	785	436
Financing cash flows used in finance leases	829	641
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$68,251	$54,235
Finance leases	4,584	623
Note 9 — Equity-based Compensation

The Company granted new awards during the three months ended June 25, 2022, including 14,670 restricted stock units (“RSUs”) and 29,390 performance stock units (“PSUs”). The Company granted new awards during the six months ended June 25, 2022, including 254,474 restricted stock units (“RSUs”) and 475,738 performance stock units (“PSUs”).

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

The fair value of the RSUs, performance based PSUs and market based PSUs granted during the three months ended June 25, 2022 were less than $1 million each. The fair value of the total RSUs, performance based PSUs and market based PSUs granted during the six months ended June 25, 2022 were $7 million, $8 million and $7 million, respectively. The Company based the fair value of the RSUs and performance based PSUs on the Company’s stock price on the grant date. The Company determined the fair value of the market based PSUs granted during the three months ended June 25, 2022 by using a Monte Carlo simulation, using the following assumptions: (i) an expected term of 3 years, (ii) an expected volatility of 43.90%, (iii) a correlation of the S&P Mid-cap Index peer group of 59.50%, and (iv) no expected dividend. The Company determined the fair value of the market based PSUs granted during the three months ended March 26, 2022 by using a Monte Carlo simulation, using the following assumptions: (i) an expected term of 3 years, (ii) an expected volatility of 40.90%, (iii) a correlation of the S&P Mid-cap Index peer group of 50.70%, and (iv) no expected dividend.

The Company recorded share-based compensation expense during the three and six months ended June 25, 2022 and June 26, 2021 within selling, general and administrative expenses on the consolidated statements of operations as follows:

	Three months ended		Six months ended
(in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Share-based compensation expense	$4,000	$1,000	$7,000	$2,000

Note 10—Earnings (loss) per share

The Company calculates basic and diluted earnings (loss) per share using the two-class method. The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to common shareholders:

	Three months ended		Six months ended
(in thousands, except per share amounts)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Basic earnings (loss) per share:
Net income (loss) attributable to Driven Brands Holdings Inc.	$(57,044)	35,204	(22,601)	15,265
Less: Net income (loss) attributable to participating securities, basic	(1,210)	755	(481)	337
Net income (loss) after participating securities, basic	(55,834)	34,449	(22,120)	14,928
Weighted-average common shares outstanding	162,781	162,626	162,772	158,727
Basic earnings (loss) per share	$(0.34)	$0.21	$(0.14)	$0.09

	Three months ended		Six months ended
(in thousands, except per share amounts)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Diluted earnings (loss) per share:
Net income (loss) attributable to Driven Brands Holdings Inc.	$(57,044)	$35,204	(22,601)	15,265
Less: Net income attributable to participating securities, diluted	(1,080)	673	(430)	300
Net income after participating securities, diluted	$(55,964)	$34,531	(22,171)	14,965
Weighted-average common shares outstanding	162,781	162,626	162,772	158,727
Dilutive effect of share-based awards	—	3,886	—	3,544
Weighted-average common shares outstanding, as adjusted	162,781	166,512	162,772	162,271
Diluted earnings (loss) per share	$(0.34)	$0.21	$(0.14)	$0.09

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Driven Brands Holdings Inc. by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three and six months ended June 25, 2022, the number of shares used to calculate diluted loss per share is the same as the number of shares used to calculate basic loss per share because the potentially dilutive shares, if any, would have been antidilutive if included. The dilutive effect of share-based awards excluded from the above table was 3,878,231 and 3,919,991 for the three and six months ended June 25, 2022, respectively. Also, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights.

The Company has 4,739,895 shares of performance awards that are contingent on performance conditions which have not yet been met, and therefore have been excluded from the computation of weighted average shares for the three and six months ended June 25, 2022.

The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three months ended		Six months ended
Number of securities (in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Restricted stock awards	—	—	—	—
Restricted stock units	—	—	—	—
Performance stock units	—	127	—	127
Total	—	127	—	127

Note 11—Income Taxes

The Company’s tax provision is comprised of the most recent estimated annual effective tax rate applied to year-to-date ordinary income before taxes. The tax impacts of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur.

Income tax expense (benefit) was $(19) million and $17 million for the three months ended June 25, 2022 and June 26, 2021, respectively. The effective income tax rate for the three months ended June 25, 2022 was 24.8% compared to 32.6% for the three months ended June 26, 2021. The decrease in income tax expense and tax rate was primarily driven by a favorable discrete tax adjustment related to the trade name impairment charge for the three months ended June 25, 2022.

Income tax expense (benefit) was $(6) million and $13 million for the six months ended June 25, 2022 and June 26, 2021, respectively. The effective income tax rate for the six months ended June 25, 2022 was 20.6% compared to 45.2% for the six months ended June 26, 2021. The net decrease in income tax expense and tax rate was primarily driven by a favorable discrete tax adjustment related to the trade name impairment charge for the six months ended June 25, 2022, and favorable discrete tax adjustments related to non-deductible loss on debt extinguishment as well as tax deductible costs incurred related to the initial public offering for the six months ended June 26, 2021.
Note 12—Commitments and Contingencies

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
Note 13—Subsequent Events

From June 26, 2022 through August 4, 2022, the Company acquired Jack Morris Auto Glass and K & K Glass for approximately $54 million and $40 million, respectively. The acquisition of these 18 glass sites further expand the Company’s U.S. auto glass offering. The Company also acquired 4 car wash sites including Speedy Shine Express Car Wash and Clearwater Car Wash for approximately $34 million and $24 million, respectively. The initial accounting for these acquisitions is incomplete had as the valuation of the assets acquired and liabilities assumed and residual goodwill has not yet been performed.
From June 26 through August 4, 2022, the Company drew $149 million on the Driven Holdings Revolving Credit Facility primarily to fund acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this quarterly report. We operate on a 52/53-week fiscal year, which ends on the last Saturday in December. The three months ended June 25, 2022 and June 26, 2021 were both 13 week periods. The six months ended June 25, 2022 and June 26, 2021 were both 26 week periods..
Overview of Operations
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,600 locations across 49 U.S. states and 14 other countries. Our scaled, diversified platform fulfills an extensive range of core consumer and commercial automotive needs, including paint, collision, glass, repair, car wash, oil change and maintenance. Driven Brands provides a breadth of high quality and high-frequency services to a wide range of customers, who rely on their cars in all economic environments to get to work and in many other aspects of their daily lives. Our asset-light business model has generated consistent recurring revenue and strong operating margins with limited maintenance capital expenditures, which has resulted in significant cash flow generation and capital-efficient growth.

We have a diversified portfolio of highly-recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, and 1-800-Radiator & A/C® that compete in the large, growing, recession-resistant and highly-fragmented automotive care industry. Our U.S. industry is underpinned by a large, growing population of more than 284 million vehicles in operation, and is expected to continue its long-term growth trajectory given (i) long-term increases in annual miles traveled; (ii) consumers more frequently outsourcing automotive services due to vehicle complexity; (iii) increases in average repair costs and (iv) average age of the car on the road getting older. We serve a diverse mix of customers, with sales coming from retail customers and commercial customers such as fleet operators and insurance carriers. Our success is driven in large part by our mutually beneficial relationships with more than 2,800 individual franchisees and independent operators.

Our organic growth is complemented by a consistent and repeatable M&A strategy, having completed more than 100 acquisitions since 2015. Notably, in August 2020 we acquired ICWG, the world’s largest conveyor car wash company by location count with more than 900 locations across 14 countries, demonstrating our continued ability to pursue and execute upon scalable and highly strategic acquisitions. We further complemented our expansion into the car wash segment by acquiring 112 locations in 2021 and 17 additional car wash locations during the first half of 2022. We grew our glass service offerings in the United States through four glass business acquisitions in the first half of 2022 (115 sites in aggregate).
Significant Factors Impacting Financial Results
As noted above, we completed the acquisition of 112 car wash sites during fiscal year 2021 and 17 additional car wash locations during the first half of 2022, which are included in our Car Wash segment. The acquisitions of AGN, All Star Glass and several other glass businesses during the first half of 2022, which are included in our Paint, Collision & Glass segment, represented 115 sites and expands our glass operations into the U.S. market. These acquisitions were a core driver of growth in our key performance indicators and our financial results for the three and six months ended June 25, 2022, as compared to the three and six months ended June 26, 2021. For additional information on our acquisitions, see Note 3 to the consolidated financial statements.

We recognized a net loss of $(57) million, or $(0.34) per diluted share for the three months ended June 25, 2022, compared to net income of $35 million, or $0.21 per diluted share, for the three months ended June 26, 2021. This decrease was primarily due to a $125 million non-cash impairment charge related to the change in intended use of certain existing Car Wash trade names migrating them to the Take 5 brand and a $19 million increase in net loss on foreign currency transactions. This was partially offset by an increase in revenue, primarily related to four U.S. glass business acquisitions (115 sites) as well as a number of car wash acquisitions in the second half of 2021 and the first half of 2022, organic growth from store count growth and same store sales growth, partially offset by higher operating, interest and income tax expenses associated with this growth.
Adjusted Net Income was $60 million for the three months ended June 25, 2022, an increase of $18 million, compared to $42 million for the three months ended June 26, 2021. The increase in Adjusted Net Income was primarily due to an increase in revenue, primarily related to acquisitions in our glass and car wash businesses, as well as organic growth from store growth and same store sales growth, partially offset by an increase in operating, interest and income tax expenses associated with this growth. See Note 3 to our consolidated financial statements for additional information regarding acquisitions.

Adjusted EBITDA was $135 million for the three months ended June 25, 2022, an increase of $35 million, compared to $101 million for the three months ended June 26, 2021. The increase in Adjusted EBITDA was primarily due to an increase in revenue, primarily related to acquisitions in our glass and car wash businesses, as well as organic growth from store growth and same store sales growth, partially offset by an increase in operating expenses associated with this growth.
We recognized a net loss of $(23) million, or $(0.14) per diluted share for the six months ended June 25, 2022, compared to net income of $15 million, or $0.09 per diluted share, for the six months ended June 26, 2021. This decrease was primarily due to a $125 million non-cash impairment charge related to the change in intended use of certain existing Car Wash trade names migrating them to the Take 5 brand and a $9 million increase in net loss on foreign currency transactions. This was partially offset by an increase in revenue, primarily related to four U.S. glass business acquisitions (115 sites) as well as a number of car wash acquisitions in 2021 and the first quarter of 2022, organic growth from store growth and same store sales growth, partially offset by higher operating, interest and income tax expenses associated with this growth. Also, for the six months ended June 26, 2021 there was $45 million in debt extinguishment costs in related to the repayment of the ICWG debt.
Adjusted Net Income was $107 million for the six months ended June 25, 2022, an increase of $35 million, compared to $72 million for the six months ended June 26, 2021. The increase in Adjusted Net Income was primarily due to an increase in revenue, primarily related to acquisitions andin our glass and car wash businesses, as well as organic growth from store growth and same store sales growth, partially offset by an increase in an increase in operating, interest and income tax expenses associated with this growth. See Note 3 to our consolidated financial statements for additional information regarding acquisitions.
Adjusted EBITDA was $254 million for the six months ended June 25, 2022, an increase of $75 million, compared to $179 million for the six months ended June 26, 2021. The increase in Adjusted EBITDA was primarily due to an increase in revenue, primarily related to acquisitions in our glass and car wash businesses, as well as organic growth from store growth and same store sales growth, partially offset by an increase in operating expenses associated with this growth.
Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of performance. For a discussion of our use of these non-GAAP measures and a reconciliation from net income (loss) to Adjusted Net Income and Adjusted EBITDA, see “Reconciliation of Non-GAAP Financial Information”.

Strong operational execution, improving consumer and driving trends and acquisitions led to total system-wide sales of $1.4 billion and $2.7 billion during the three and six months ended June 25, 2022, an increase of 22% and 24% from the three and six months ended June 26, 2021.
Key Performance Indicators

Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales. System-wide sales represent the total of net sales for our franchised, independently-operated and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores. Franchise royalties and fees revenue represented 9% and 10% of our total revenue for the three months ended June 25, 2022 and June 26, 2021, respectively and 8% and 10% for the six months ended June 25, 2022 and June 26, 2021, respectively. For the three months ended June 25, 2022 and June 26, 2021, approximately 94% and 96% respectively, of franchise royalties and fees revenue is attributable to royalties, with the remaining balance attributable to license and development fees. For the six months ended June 25, 2022 and June 26, 2021, approximately 94% and 95%, respectively, of franchise royalties and fees revenue is attributable to royalties, with the remaining balance attributable to license and development fees. Revenue from company-operated stores represented 64% and 55% of total revenue for the three months ended June 25, 2022 and June 26, 2021, respectively, and 63% and 55% for the six months ended June 25, 2022 and June 26, 2021, respectively. Revenue from independently-operated stores represented 11% and 15% of our total revenue for the three months ended June 25, 2022 and June 26, 2021, respectively. Revenue from independently-operated stores represented 12% and 16% of our total revenue for the six months ended June 25, 2022 and June 26, 2021, respectively.
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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 5 in our consolidated financial statements for a reconciliation of income before taxes to Segment Adjusted EBITDA for the three and six months ended June 25, 2022 and June 26, 2021.

The following table sets forth our key performance indicators for the three and six months ended June 25, 2022 and June 26, 2021:

	Three months ended		Six months ended
(in thousands, except store count or as otherwise noted)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$399,153	$321,190	$756,265	$599,111
Car Wash	156,738	122,083	314,322	235,295
Paint, Collision & Glass	724,736	597,578	1,383,703	1,140,011
Platform Services	131,320	117,473	222,114	186,830
Total	$1,411,947	$1,158,324	$2,676,404	$2,161,247
System-Wide Sales by Business Model:
Franchised Stores	$1,033,049	$895,652	$1,941,944	$1,658,383
Company-Operated Stores	323,956	206,293	616,429	390,322
Independently-Operated Stores	54,942	56,379	118,031	112,542
Total	$1,411,947	$1,158,324	$2,676,404	$2,161,247
Store Count
Store Count by Segment:
Maintenance	1,559	1,485	1,559	1,485
Car Wash	1,074	979	1,074	979
Paint, Collision & Glass	1,771	1,655	1,771	1,655
Platform Services	202	200	202	200
Total	4,606	4,319	4,606	4,319
Store Count by Business Model:
Franchised Stores	2,813	2,802	2,813	2,802
Company-Operated Stores	1,075	784	1,075	784
Independently-Operated Stores	718	733	718	733
Total	4,606	4,319	4,606	4,319
Same Store Sales %
Maintenance	15.0%	41.9%	16.9%	28.9%
Car Wash	(2.7%)	N/A	1.8%	N/A
Paint, Collision & Glass	16.1%	37.3%	16.6%	12.3%
Platform Services	11.8%	37.2%	18.9%	31.1%
Total	13.2%	38.7%	15.2%	19.2%
Segment Adjusted EBITDA
Maintenance	$64,076	$44,561	$116,561	$85,001
Car Wash	53,677	43,069	109,397	77,224
Paint, Collision & Glass	32,916	21,856	61,928	39,495
Platform Services	20,541	17,602	34,706	28,610
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

The following table provides a reconciliation of Net Income (Loss) to Adjusted Net Income and Adjusted Earnings per Share:

Adjusted Net Income/Adjusted Earnings per Share

	Three months ended		Six months ended
(in thousands, except per share data)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income (loss)	$(57,044)	$35,168	$(22,616)	$15,235
Acquisition related costs(a)	3,338	389	7,656	2,038
Non-core items and project costs, net(b)	1,719	2,522	2,585	2,553
Straight-line rent adjustment(c)	4,217	3,358	8,310	5,843
Equity-based compensation expense(d)	4,233	1,028	6,851	2,011
Foreign currency transaction (gain) loss, net(e)	13,937	(5,229)	14,908	5,282
Trade name impairment(f)	125,450	—	125,450	—
Asset sale leaseback (gain) loss, impairment and closed store expenses(g)	(5,938)	3,478	(6,062)	2,692
Loss on debt extinguishment(h)	—	78	—	45,576
Amortization related to acquired intangible assets(i)	5,930	5,558	11,072	9,210
Provision for uncertain tax positions(j)	—	—	76	—
Adjusted net income before tax impact of adjustments	95,842	46,350	148,230	90,440
Tax impact of adjustments(k)	(36,184)	(4,441)	(40,796)	(18,082)
Adjusted net income	59,658	41,909	107,434	72,358
Net income (loss) attributable to non-controlling interest	—	(36)	(15)	(30)
Adjusted net income attributable to Driven Brands Holdings Inc.	$59,658	$41,945	$107,449	$72,388

Adjusted earnings per share
Basic	$0.36	$0.25	$0.65	$0.45
Diluted	$0.35	$0.25	$0.63	$0.44

Weighted average shares outstanding
Basic	162,781	162,626	162,772	158,727
Diluted	166,659	166,512	166,692	162,271

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

The following table provides a reconciliation of Net income to Adjusted EBITDA:

Adjusted EBITDA
	Three months ended		Six months ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income (loss)	$(57,044)	$35,168	$(22,616)	$15,235
Income tax expense	(18,848)	17,011	(5,880)	12,565
Interest expense, net	26,270	16,612	51,623	34,702
Depreciation and amortization	38,087	26,423	71,110	50,275
EBITDA	(11,535)	95,214	94,237	112,777
Acquisition related costs(a)	3,338	389	7,656	2,038
Non-core items and project costs, net(b)	1,719	2,522	2,585	2,553
Straight-line rent adjustment(c)	4,217	3,358	8,310	5,843
Equity-based compensation expense(d)	4,233	1,028	6,851	2,011
Foreign currency transaction (gain) loss, net(e)	13,937	(5,229)	14,908	5,282
Trade name impairment(f)	125,450	—	125,450	—
Asset impairment and closed store expenses(g)	(5,938)	3,478	(6,062)	2,692
Loss on debt extinguishment(h)	—	78	—	45,576
Adjusted EBITDA	$135,421	$100,838	$253,935	$178,772
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
f.Relates to an impairment of certain Car Wash trade names for the Company elected to discontinue their use.
g.Relates to (gain) loss on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed locations. Also, represents lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.
h.Represents the write-off of unamortized discount associated with early termination of debt.
i.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statements of operations.
j.Represents uncertain tax positions recorded for tax positions inclusive of interest and penalties.
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

Results of Operations for the three months ended June 25, 2022 compared to the three months ended June 26, 2021
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the Consolidated Statements of Operations.
Revenue

	Three months ended
(in thousands)	June 25, 2022	June 26, 2021	Change
Franchise royalties and fees	$44,850	$37,873	$6,977	18%
Company-operated store sales	323,885	206,198	117,687	57%
Independently-operated store sales	54,942	56,379	(1,437)	(3)%
Advertising fund contributions	22,091	19,648	2,443	12%
Supply and other revenue	62,856	54,730	8,126	15%
Total revenue	$508,624	$374,828	$133,796	36%
Franchise Royalties and Fees
Franchise royalties and fees increased $7 million primarily due to same store sales growth and benefited from a net increase of 11 franchise stores. Franchise system-wide sales increased by $137 million or 15%.

Company-operated Store Sales
Company-operated store sales increased $118 million of which $43 million, $36 million, and $39 million related to the Maintenance, Car Wash and Paint, Collision and Glass segments, respectively. The sales increase in Maintenance segment was primarily due to same store sales growth and 54 net new stores. The sales increase in Paint, Collision and Glass segment was primarily due to same store sales growth as well as net store growth from acquisitions. The acquisition of four glass businesses, (which had 115 stores in aggregate) in the first half of 2022 and the acquisition of 10 CARSTAR franchise sites in the fourth quarter of 2021 generated $30 million and $7 million of sales for three months ended June 25, 2022, respectively. The sales increase in Car Wash segment was primarily due to the addition of 110 net new company-operated stores primarily from a number of acquisitions in the second half of 2021 and first quarter of 2022 and new greenfield store openings, which was partially offset by a decrease in same store sales. In aggregate, the Company added 291 company-operated stores year-over-year.

Independently-operated Store Sales
Independently-operated store sales (comprised entirely of the international car wash locations) decreased by $(1) million as the benefit of increased volume was more than offset by unfavorable currency translation.

Advertising Fund Contributions
Advertising fund contributions increased by $2 million primarily due to an increase in franchise system-wide sales of approximately $137 million or 15% from same store sales growth and additional net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $8 million primarily from growth in product and service revenue within the Platform Services, Paint, Collision and Glass and Maintenance segments due to an increase in system wide sales.

Operating Expenses

	Three months ended
(in thousands)	June 25, 2022	June 26, 2021	Change
Company-operated store expenses	$192,939	$123,820	$69,119	56%
Independently-operated store expenses	28,843	30,792	(1,949)	(6)%
Advertising fund expenses	22,091	19,648	2,443	12%
Supply and other expenses	35,800	29,598	6,202	21%
Selling, general, and administrative expenses	97,977	77,935	20,042	26%
Acquisition costs	3,338	389	2,949	758%
Store opening costs	666	405	261	64%
Depreciation and amortization	38,087	26,423	11,664	44%
Trade name impairment	125,450	—	125,450	NM
Asset impairment charges and lease terminations	(882)	2,178	(3,060)	(140)%
Total operating expenses	$544,309	$311,188	$233,121	75%
Company-operated Store Expenses
Company-operated store expenses increased $69 million. The increase in expenses is commensurate with the increase in Company-operated store sales.

Independently-operated Store Expenses
Independently-operated store expenses, which are entirely related to the Car Wash segment, decreased $(2) million due to a decrease in Independently-operated store sales which were negatively impacted by unfavorable foreign currency translation.

Advertising Fund Expenses
The $2 million increase in advertising fund expenses represents a commensurate increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses increased $6 million due to an increase in Supply and other revenue as well as higher oil and freight costs incurred in the Platform Services segment.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $20 million primarily due to an increase in employee compensation and other employee-related expenses resulting from increased headcount and acquisitions as well as an increase in infrastructure costs, travel costs and legal and professional fees, which were offset by an increase in gain on sale of property primarily related to real estate sale leasebacks.

Acquisition Costs
Acquisition costs increased by $3 million. The three months ended June 25, 2022 included costs associated with three glass acquisitions as well as several tuck-in car wash acquisitions while the three months ended June 26, 2021 included costs associated with several car wash tuck-in acquisitions.
Store Opening Costs
Store opening costs increased slightly due to an increase in company-operated new store openings and conversions of acquired stores to the Take 5 Quick Lube brand. There were eleven new company-operated store openings and four Take 5 store conversion in the three months ended June 25, 2022, compared to six company-operated store openings and one Take 5 store conversion during the three months ended June 26, 2021.

Depreciation and Amortization
Depreciation and amortization expense increased $12 million due to additional fixed assets and finite-lived intangible assets recognized in conjunction with recent acquisitions and higher current period capital expenditures, primarily car wash new site development.
Trade Name Impairment
The Company acquired a number of car wash businesses over the past two years and determined a fair value of each of the associated intangibles including trademarks and customer relationships. During the three months ended June 25, 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore are discontinuing the use of certain Car Wash trade names that had indefinite lives. As a result, the Company recognized a $125 million non-cash impairment charge

Asset Impairment Charges and Lease Terminations
Asset impairment charges (benefits) were approximately $(1) million for the three months ended June 25, 2022 compared to $2 million for three months ended June 26, 2021, which consisted of a favorable lease settlement in the current period compared to the impairment related to certain property and equipment and operating lease right-of-use assets at closed locations in the prior year period.

Interest Expense, Net

	Three months ended
(in thousands)	June 25, 2022	June 26, 2021	Change
Interest expense, net	$26,270	$16,612	$9,658	58%
Interest expense, net increased $10 million as a result of higher average debt outstanding which was partially offset by a lower average interest rate in the current period. The Company issued debt in the fourth quarter of 2021 to fund the AGN and other acquisitions and for general corporate purposes.
Loss (Gain) on Foreign Currency Transactions, Net

	Three months ended
	June 25, 2022	June 26, 2021	Change
Loss (gain) on foreign currency transactions, net	$13,937	$(5,229)	$19,166	(367)%
The loss on foreign currency transactions for the three months ended June 25, 2022 was comprised of a $16 million net remeasurement loss on our non U.S. dollar entities including third party long-term debt and intercompany notes as well as a $2 million unrealized gain incurred on foreign currency hedges that are not designated as hedging instruments. The loss on foreign currency transactions for the three months ended June 26, 2021 was comprised of a $7 million net remeasurement gain on our foreign third party long-term debt and foreign intercompany notes partially offset by $2 million of unrealized translation losses on other foreign currency hedges.

Loss on Debt Extinguishment

	Three months ended
(in thousands)	June 25, 2022	June 26, 2021	Change
Loss on debt extinguishment	$—	$78	$(78)	100%

The loss on debt extinguishment for the three months ended June 26, 2021 was due to the write-off of unamortized discount associated with the settlement of the Car Wash Senior Credit Facilities, which were primarily repaid during the three months ended March 27, 2021 with proceeds from the IPO and cash on hand.

Income Tax Expense

	Three months ended
(in thousands)	June 25, 2022	June 26, 2021	Change
Income tax expense (benefit)	$(18,848)	$17,011	$(35,859)	(211)%

Income tax expense decreased by $36 million. The effective income tax rate for the three months ended June 25, 2022 was 24.8% compared to 32.6% for the three months ended June 26, 2021. The decrease in income tax expense and tax rate was primarily driven by a favorable discrete tax adjustment related to the $125 million trade name impairment charge for the three months ended June 25, 2022.
Results of Operations for the six months ended June 25, 2022 compared to the six months ended June 26, 2021
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations.
Revenue

	Six months ended
(in thousands)	June 25, 2022	June 26, 2021	Change
Franchise royalties and fees	$82,738	$68,287	$14,451	21%
Company-operated store sales	616,276	390,053	226,223	58%
Independently-operated store sales	118,031	112,542	5,489	5%
Advertising fund contributions	41,789	36,903	4,886	13%
Supply and other revenue	118,113	96,462	21,651	22%
Total revenue	$976,947	$704,247	$272,700	39%
Franchise Royalties and Fees
Franchise royalties and fees increased $14 million primarily due to same store sales growth as well as additional 11 franchised stores. Franchised system-wide sales increased $284 million or 17%.

Company-operated Store Sales
Company-operated store sales increased $226 million of which $85 million, $74 million and $67 million related to the Maintenance, Car Wash and Paint, Collision and Glass segments, respectively. Company-operated store sales increased primarily due to the addition of 291 company-operated stores year-over-year primarily from the acquisitions of four glass businesses (which had 115 stores in aggregate), a number of car wash tuck in acquisitions and 10 Carstar franchise sites. The acquisition of four glass businesses in the first half of 2022 and the acquisition of 10 Carstar franchise sites in the fourth quarter of 2021 generated $50 million and $14 million of sales, respectively, for the six months ended June 25, 2022. Company-operated store sales also increased due to same store sales growth.

Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of the international car wash locations) increased $5 million as the benefit of higher volume (same store sales growth) was partially offset by unfavorable currency translation.

Advertising Fund Contributions
Advertising fund contributions increased by $5 million primarily due to a $284 million, or 17%, increase in franchised system-wide sales from same store sales growth and additional net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $22 million primarily due to growth in product and service revenue within the Platform Services, Paint, Collision and Glass and Maintenance segments due to an increase in system wide sales.

Operating Expenses

	Six months ended
(in thousands)	June 25, 2022	June 26, 2021	Change
Company-operated store expenses	$370,806	$236,575	$134,231	57%
Independently-operated store expenses	62,142	61,900	242	—%
Advertising fund expenses	41,789	36,903	4,886	13%
Supply and other expenses	68,574	52,087	16,487	32%
Selling, general, and administrative expenses	190,197	146,984	43,213	29%
Acquisition costs	7,656	2,038	5,618	276%
Store opening costs	1,172	694	478	69%
Depreciation and amortization	71,110	50,275	20,835	41%
Trade name impairment charges	125,450	—	125,450	NM
Asset impairment charges	16	3,431	(3,415)	(100)%
Total operating expenses	$938,912	$590,887	$348,025	59%
Company-Operated Store Expenses
Company-operated store expenses increased $134 million which is commensurate with the increase in Company-operated store sales from the addition of new stores, acquisitions and same store sales growth. Company-operated store expenses continue to increase at a slower rate than company-operated store sales due to effective cost management and operational leverage.

Independently-Operated Store Expenses
Independently-operated store expenses increased, but at a slower rate than Independently-operated store sales due to effective cost management and operational leverage.
Advertising Fund Expenses
The $5 million increase in advertising fund expenses represents a commensurate increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses increased $16 million due to an increase in Supply and other revenue as well as higher oil and freight costs incurred in the Platform Services segment.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $43 million due to an increase in employee compensation and other employee-related expense from increased headcount and acquisitions as well as an increase in infrastructure costs, travel costs, legal and professional fees and marketing expenses, which were offset by an increase in gain on sale of property primarily related to real estate sale leasebacks.

Acquisition Costs
Acquisition costs decreased $6 million. The six months ended June 25, 2022 included costs associated with the four glass business acquisition and a number of car wash tuck-in acquisitions while the six months ended June 26, 2021 included costs associated with car wash tuck-in acquisitions.
Store Opening Costs
Store opening costs increased slightly due to an increase in company-operated new store openings and conversions of acquired stores to the Take 5 Quick Lube brand. There were seventeen new company-operated store openings and five Take 5 Quick Lube store conversions in the six months ended June 25, 2022, compared to ten company-operated store openings and one Take 5 Quick Lube store conversions during the six months ended June 26, 2021.

Depreciation and Amortization
Depreciation and amortization expense increased $21 million due to additional property and equipment and definite-lived intangible assets recognized in conjunction with recent acquisitions and higher current period capital expenditures.

Trade Name Impairment Charges
The Company acquired a number of car wash businesses over the past two years and determined a fair value of each of the associated intangibles including trademarks and customer relationships. During the six months ended June 25, 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore are discontinuing the use of certain Car Wash trade names that had indefinite lives. As a result, the Company recognized a $125 million non-cash impairment charge.

Asset Impairment Charges
Asset impairment charges were approximately $— million for the six months ended June 25, 2022 compared to $2 million for the six months ended June 26, 2021, due to fewer impairments related to property and equipment and operating lease right-of-use assets at closed locations.

Interest Expense, Net

	Six months ended
(in thousands)	June 25, 2022	June 26, 2021	Change
Interest expense, net	$51,623	$34,702	$16,921	49%
Interest expense, net increased $17 million as a result of a higher average debt outstanding partially offset by lower average interest rates for the six months ended June 25, 2022. The higher interest rate 2015-1 and Series 2016-1 Senior Securitization Notes were repaid in December 2020, substantially replaced by the issuance of lower interest rate Series 2020-2 Securitization Senior Notes. Also, the higher interest rate Car Wash Senior Credit Facilities acquired as part of the ICWG acquisition in August 2020 were repaid in January 2021 from proceeds from the IPO, partially offset by the issuance of the Term Loan in the fourth quarter of 2021 and borrowings under the Driven Holdings Revolving Credit Facility during the six months ended June 25, 2022.

Loss on Foreign Currency Transactions, Net

	Six months ended
(in thousands)	June 25, 2022	June 26, 2021	Change
Loss on foreign currency transactions, net	$14,908	$5,282	$9,626	182%
The loss on foreign currency transactions for the six months ended June 25, 2022 is comprised of a $14 million remeasurement loss on our non U.S. dollar entities including foreign third party long-term debt and intercompany notes and $1 million of unrealized loss incurred on foreign currency hedges that are not designated as hedging instruments. The loss on foreign currency transactions for the six months ended June 26, 2021 is comprised of a remeasurement loss on our foreign third party long-term debt and intercompany notes of $6 million, partially offset by unrealized gains incurred on foreign currency hedges that are not designated as hedging instruments of less than $1 million.
Loss on Debt Extinguishment

	Six months ended
(in thousands)	June 25, 2022	June 26, 2021	Change
Loss on debt extinguishment	$—	$45,576	$(45,576)	(100)%

The loss on debt extinguishment for the six months ended June 26, 2021 was due to the write-off of remaining unamortized discount associated with the settlement of the Car Wash Senior Credit Facilities.
Income Tax Expense

	Six months ended
(in thousands)	June 25, 2022	June 26, 2021	Change
Income tax expense (benefit)	$(5,880)	$12,565	$(18,445)	(147)%
Income tax expense decreased by $(18) million. The effective income tax rate for the six months ended June 25, 2022 was 20.6% compared to 45.2% for the six months ended June 26, 2021. The net decrease in income tax expense and tax rate was primarily driven by a favorable discrete tax adjustment related to the trade name impairment charge for the six months ended June 25, 2022, and favorable discrete tax adjustments related to non-deductible loss on debt extinguishment as well as tax deductible costs incurred related to the initial public offering for the six months ended June 26, 2021.
Segment Results of Operations for the three months ended June 25, 2022 compared to the three months ended June 26, 2021
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. In addition, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Three months ended
(in thousands, unless otherwise noted)	June 25, 2022	June 26, 2021	Change
Franchise royalties and fees	$11,326	$9,090	$2,236	25%
Company-operated store sales	168,648	126,107	42,541	34%
Supply and other revenue	14,331	9,813	4,518	46%
Total revenue	$194,305	$145,010	$49,295	34%
Segment Adjusted EBITDA	$64,076	$44,561	$19,515	44%

System-Wide Sales
Franchised stores	$230,505	$195,083	$35,422	18%
Company-operated stores	168,648	126,107	42,541	34%
Total System-Wide Sales	$399,153	$321,190	$77,963	24%
Store Count (in whole numbers)
Franchised stores	1,001	981	20	2%
Company-operated stores	558	504	54	11%
Total Store Count	1,559	1,485	74	5%
Same Store Sales %	15.0%	41.9%	N/A	N/A
Maintenance revenue increased $49 million for the three months ended June 25, 2022, as compared to the three months ended June 26, 2021. Franchise royalties and fees increased by $2 million primarily due a $35 million or 18% increase in franchised system-wide sales from same store sales growth and 20 net new franchise stores. Company-operated store sales increased by $43 million primarily due to same store sales growth and 54 net new company-operated stores. Supply and other revenue increased by $5 million primarily due to higher system-wide sales from franchised stores.

Maintenance Segment Adjusted EBITDA increased $20 million primarily due to revenue growth, cost management and operational leverage. We continue to utilize an efficient labor model at company-operated locations.

Car Wash

	Three months ended
(in thousands, unless otherwise noted)	June 25, 2022	June 26, 2021	Change
Company-operated store sales	$101,796	$65,705	$36,091	55%
Independently-operated store sales	54,942	56,379	(1,437)	(3)%
Supply and other revenue	1,841	1,831	10	1%
Total revenue	$158,579	$123,915	34,664	28%
Segment Adjusted EBITDA	$53,677	$43,069	10,608	25%

System-Wide Sales
Company-operated stores	101,796	65,704	36,092	55%
Independently-operated stores	54,942	56,379	(1,437)	(3)%
Total System-Wide Sales	$156,738	$122,083	34,655	28%
Store Count (in whole numbers)			—
Company-operated stores	356	246	110	45%
Independently-operated stores	718	733	(15)	(2)%
Total Store Count	1,074	979	95	10%
Same Store Sales %	(2.7)%	N/A	N/A	N/A

The Car Wash segment is comprised of our car wash sites throughout the United States, Europe and Australia.

Car Wash Segment revenue increased by $35 million driven by the addition of 95 net new stores primarily from a number of acquisitions in the second half of 2021 and first half of 2022, which was partially offset by a (2.7)% decrease in same store sales. Same store sales were negatively impacted by an unfavorable change in foreign currency rates.
Car Wash Segment Adjusted EBITDA increased by $11 million, primarily driven by higher sales as well as cost management and operational leverage.

Paint, Collision & Glass

	Three months ended
(in thousands, unless otherwise noted)	June 25, 2022	June 26, 2021	Change
Franchise royalties and fees	$23,605	$19,988	$3,617	18%
Company-operated store sales	52,120	13,019	39,101	300%
Supply and other revenue	19,715	17,567	2,148	12%
Total revenue	$95,440	$50,574	$44,866	89%
Segment Adjusted EBITDA	$32,916	$21,856	$11,060	51%

System-Wide Sales
Franchised stores	$672,616	$584,559	$88,057	15%
Company-operated stores	52,120	13,019	39,101	300%
Total System-Wide Sales	$724,736	$597,578	$127,158	21%
Store Count (in whole numbers)
Franchised stores	1,611	1,622	(11)	(1)%
Company-operated stores	160	33	127	385%
Total Store Count	1,771	1,655	116	7%
Same Store Sales %	16.1%	37.3%	N/A	N/A

Paint, Collision & Glass revenue increased $45 million for the three months ended June 25, 2022, as compared to the three months ended June 26, 2021. The Company-operated store sales increased $39 million, of which $30 million was related to four glass business acquisitions (115 stores) in the first half of 2022, $7 million from the acquisition of 10 CARSTAR franchise sites in the fourth quarter of 2021 and same store sales growth. Franchise royalties and fees, which were impacted by differences in the revenue mix by brand, increased by $4 million primarily due to a $88 million (15%) increase in franchise system-wide sales primarily generated by same store sales growth. Supply and other revenue increased by $2 million primarily due to higher vendor rebates resulting from an increase in system wide sales.

Paint, Collision & Glass Segment Adjusted EBITDA increased $11 million primarily due to higher revenue from acquisitions and same store sales growth as well as cost management and operational leverage.
.

Platform Services

	Three months ended
(in thousands, unless otherwise noted)	June 25, 2022	June 26, 2021	Change
Franchise royalties and fees	$9,919	$8,795	$1,124	13%
Company-operated store sales	1,392	1,463	(71)	(5)%
Supply and other revenue	41,891	34,583	7,308	21%
Total revenue	$53,202	$44,841	$8,361	19%
Segment Adjusted EBITDA	$20,541	$17,602	$2,939	17%

System-Wide Sales
Franchised stores	$129,928	$116,010	$13,918	12%
Company-operated stores	1,392	1,463	(71)	(5)%
Total System-Wide Sales	$131,320	$117,473	$13,847	12%
Store Count (in whole numbers)
Franchised stores	201	199	2	1%
Company-operated stores	1	1	—	—%
Total Store Count	202	200	2	1%
Same Store Sales %	11.8%	37.2%	N/A	N/A
Platform Services revenue increased $8 million primarily due to higher revenue resulting from an increase in distribution sales to the Maintenance segment and higher franchise income resulting primarily from franchisee same store sales growth and an increase in franchise store count.
Platform Services Segment Adjusted EBITDA increased $3 million primarily driven by revenue growth, cost management and operational leverage.

Segment Results of Operations for the six months ended June 25, 2022 compared to the six months ended June 26, 2021
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Six months ended
(in thousands, unless otherwise noted)	June 25, 2022	June 26, 2021	Change
Franchise royalties and fees	$20,961	$17,016	$3,945	23%
Company-operated store sales	325,476	240,174	85,302	36%
Supply and other revenue	26,610	15,970	10,640	67%
Total revenue	$373,047	$273,160	$99,887	37%
Segment Adjusted EBITDA	$116,561	$85,001	$31,560	37%

System-Wide Sales
Franchised stores	$430,789	$358,937	$71,852	20%
Company-operated stores	325,476	240,174	85,302	36%
Total System-Wide Sales	$756,265	$599,111	$157,154	26%
Store Count (in whole numbers)
Franchised stores	1,001	981	20	2%
Company-operated stores	558	504	54	11%
Total Store Count	1,559	1,485	74	5%
Same Store Sales %	16.9%	28.9%	N/A	N/A
Maintenance revenue increased $100 million driven primarily by a $85 million increase in company-operated store sales from same store sales growth and 54 net new Company-operated stores. Franchise royalties and fees increased by $4 million primarily due to the $72 million or 20% increase in franchised system-wide sales from same store sales growth and 20 net new franchise stores. Supply and other revenue increased by $11 million primarily due to higher system-wide sales from franchised stores.

Maintenance Segment Adjusted EBITDA increased $32 million primarily due to revenue growth, cost management and operational leverage.

Car Wash

	Six months ended
(in thousands, unless otherwise noted)	June 25, 2022	June 26, 2021	Change
Company-operated store sales	196,291	122,753	$73,538	60%
Independently-operated store sales	118,031	112,542	5,489	5%
Supply and other revenue	3,532	3,284	248	8%
Total revenue	$317,854	$238,579	$79,275	33%
Segment Adjusted EBITDA	$109,397	$77,224	$32,173	42%

System-Wide Sales
Company-operated stores	$196,291	122,753	$73,538	60%
Independently-operated stores	118,031	112,542	5,489	5%
Total System-Wide Sales	$314,322	$235,295	$79,027	34%
Store Count (in whole numbers)
Company-operated stores	356	246	110	45%
Independently-operated stores	718	733	(15)	(2)%
Total Store Count	1,074	979	$95	10%
Same Store Sales %	1.8%	N/A	N/A	N/A
Car Wash segment is comprised of our car wash sites throughout the United States, Europe and Australia.

Car Wash segment revenue increased $79 million driven by the addition of 95 net new stores primarily due to a number of acquisitions and a 1.8% increase same store sales. Same store sales were negatively impacted by an unfavorable change in foreign currency rates.

Car Wash Segment Adjusted EBITDA increased by $32 million primarily driven by revenue growth as well as cost management and operational leverage.

Paint, Collision & Glass

	Six months ended
(in thousands, unless otherwise noted)	June 25, 2022	June 26, 2021	Change
Franchise royalties and fees	$44,970	$37,298	$7,672	21%
Company-operated store sales	92,118	24,949	67,169	269%
Supply and other revenue	37,795	32,219	5,576	17%
Total revenue	$174,883	$94,466	$80,417	85%
Segment Adjusted EBITDA	$61,928	$39,495	$22,433	57%

System-Wide Sales
Franchised stores	$1,291,585	$1,115,062	$176,523	16%
Company-operated stores	92,118	24,949	$67,169	269%
Total System-Wide Sales	$1,383,703	$1,140,011	$243,692	21%
Store Count (in whole numbers)
Franchised stores	1,611	1,622	(11)	(1)%
Company-operated stores	160	33	127	385%
Total Store Count	1,771	1,655	116	7%
Same Store Sales %	16.6%	12.3%	N/A	N/A

Paint, Collision & Glass revenue increased $80 million for the six months ended June 25, 2022, as compared to the six months ended June 26, 2021. Company-owned store revenue increased $67 million, of which $50 million was due to four glass acquisitions (115 stores) in the first half of 2022, and $14 million from the acquisition of 10 Carstar franchise sites in the fourth quarter of 2022 and same store sales growth. Franchise royalties and fees revenue increased $8 million due to a $177 million (16%) increase in franchised system-wide sales from same store sales growth. Supply and other revenue increased $6 million due to same store sales growth and higher franchise income resulting from an increase in system wide sales.

Paint, Collision & Glass Segment Adjusted EBITDA increased $22 million primarily due to revenue growth from acquisitions and same store sales growth as well as cost management and operational leverage.

Platform Services

	Six months ended
(in thousands, unless otherwise noted)	June 25, 2022	June 26, 2021	Change
Franchise royalties and fees	$16,807	$13,973	$2,834	20%
Company-operated store sales	2,544	2,446	98	4%
Supply and other revenue	77,017	63,018	13,999	22%
Total revenue	$96,368	$79,437	$16,931	21%
Segment Adjusted EBITDA	$34,706	$28,610	$6,096	21%

System-Wide Sales
Franchised stores	$219,570	$184,384	$35,186	19%
Company-operated stores	2,544	2,446	$98	4%
Total System-Wide Sales	$222,114	$186,830	$35,284	19%
Store Count (in whole numbers)
Franchised stores	201	199	2	1%
Company-operated stores	1	1	—	—%
Total Store Count	202	200	2	1%
Same Store Sales %	18.9%	31.1%	N/A	N/A
Platform Services revenue increased $17 million primarily due to higher Supply and other revenue resulting from an increase in distribution sales to the Maintenance segment and higher franchise income from higher system-wide sales. Also, Franchise royalties and fees increased due to higher Franchised stores system-wide sales primarily from same store sales growth.
Platform Services Segment Adjusted EBITDA increased $6 million primarily driven by a combination of revenue growth, cost management and operational leverage.
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
Driven Brands Funding, LLC (the “Master Issuer”), a wholly owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Master Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with the Securitization Senior Notes. Driven Holdings Revolving Credit Facility also has certain qualitative covenants. As of June 25, 2022, the Co-Issuers and Driven Holdings were in compliance with all covenants under their respective credit agreements.
At June 25, 2022, the Company had total liquidity of $488 million, which included $198 million in cash, and cash equivalents, and $97 million and $193 million of undrawn capacity on its 2019 variable funding securitization senior notes and Driven Holdings Revolving Credit Facility, respectively.

The following table illustrates the main components of our cash flows for the six months ended June 25, 2022 and June 26, 2021:

	Six months ended
(in thousands)	June 25, 2022	June 26, 2021
Net cash provided by operating activities	$75,389	$124,688
Net cash used in investing activities	(484,885)	(196,837)
Net cash provided by financing activities	94,314	40,827
Effect of exchange rate changes on cash	(4,454)	1,813
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(319,636)	$(29,509)
Operating Activities
Net cash provided by operating activities was $75 million for the six months ended June 25, 2022 compared to $125 million for the six months ended June 26, 2021. The decrease was due to $56 million payment of transaction costs associated with the AGN acquisition during the six months ended June 25, 2022 and a $20 million increase in net working capital, which were partially offset by $26 million increase in operating results.

Investing Activities
Net cash used in investing activities was $485 million for the six months ended June 25, 2022 compared to $197 million for the six months ended June 26, 2021. During the six months ended June 25, 2022, there was a $189 million increase in net cash paid for acquisitions, $103 million increase in capital expenditures and $4 million lower proceeds from the sale of company-operated stores, car wash operations and property and equipment, which were offset by a $7 million increase in proceeds from sale-leaseback transactions.
For the six months ended June 25, 2022, we invested $149 million in capital expenditures, compared to $46 million for the six months ended June 26, 2021. This increase is primarily due to new company-operated store openings within our Car Wash and Maintenance segments, as well as expenditures related to the maintenance of our existing store base and technology initiatives.
Financing Activities
Net cash provided by financing activities was $94 million for the six months ended June 25, 2022 primarily related to borrowings on the revolving credit facility, which was partially offset by the repayment of senior securitization notes. Net cash used in financing activities was $41 million for the six months ended June 26, 2021 primarily resulting from our $725 million repayment of the Car Wash Senior Credit Facilities, $43 million in repurchases of our common stock, and $22 million payment related to the termination of our interest rate swaps. These were offset by the $761 million in proceeds from our IPO and the underwriters’ exercise of their over-allotment option, net of underwriting discounts. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s annual report for the year ended December 25, 2021 for a complete discussion of the Company’s market risk. There have been no material changes in the Company’s market risk from those disclosed in the Company’s Form 10-K for the year ended December 25, 2021.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 25, 2022. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of June 25, 2022, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

For a discussion of risk factors that could adversely affect our results of operations, financial condition, business reputation or business prospects, we refer you to Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, as supplemented by the following risk factor.

High levels of economic inflation may affect our ability to pay interest on and principal of our long-term debt obligations
The United States is experiencing historically high levels of price inflation across a wide variety of economic sectors. There can be no assurances as to how high such inflation will go and/or how long such elevated levels of inflation may persist. High levels of inflation may influence employee and staffing costs and costs of goods and services required to be purchased by the Company and Franchisees. Driven and its Franchisees may not be able to offset the negative impact of inflation with increased prices. In addition, high levels of inflation may influence demand for products purchased by Driven Brands’ customers. Any of the above could have a material adverse effect on Retained Collections, which in turn could materially and adversely affect each Company’s ability to pay interest on and principal of its long-term debt obligations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
On August 3, 2022, the Board of Directors approved a special, one-time cash bonus of $357,153 for Michael Macaluso, Executive Vice President and President of Paint, Collision & Glass segment, to partially offset an unintended Canadian tax liability incurred by Mr. Macaluso in connection with the grant of profits interests by the Company in 2020.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Driven Brands Holdings Inc.
3.2	Amended and Restated Bylaws of Driven Brands Holdings Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2022

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

By:	/s/ Michael Beland
Name:	Michael Beland
Title:	Senior Vice President and Chief Accounting Officer