Form 10-Q
period 2022-09-24
Driven Brands Holdings Inc.
filed 2022-11-04
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2022
OR
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

As of November 1, 2022, the Registrant had 167,404,047 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our strategy, outlook and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; and (iv) the competitive environment in which we operate. Forward-looking statements are not based on historical facts, but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions, and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. It is not possible to predict or identify all such risks. These risks include, but are not limited to, the risk factors that are described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, as supplemented by Item 1A Risk Factors section in our Quarterly Report on Form 10-Q for the three and six months ended June 25, 2022 and this Quarterly Report on Form 10-Q as well as in our other filings with the Securities and Exchange Commission, which are available on its website at www.sec.gov. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
(in thousands, except per share amounts)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Revenue:
Franchise royalties and fees	$45,562	$38,953	$128,300	$107,240
Company-operated store sales	341,211	213,755	957,487	603,808
Independently-operated store sales	40,469	47,941	158,500	160,483
Advertising contributions	22,018	19,762	63,807	56,665
Supply and other revenue	67,334	50,737	185,447	147,199
Total revenue	516,594	371,148	1,493,541	1,075,395
Operating Expenses:
Company-operated store expenses	209,562	130,520	580,368	367,095
Independently-operated store expenses	23,254	27,764	85,396	89,664
Advertising expenses	22,018	19,762	63,807	56,665
Supply and other expenses	41,042	28,330	109,616	80,417
Selling, general, and administrative expenses	82,460	71,565	272,657	218,549
Acquisition costs	2,325	636	9,981	2,674
Store opening costs	753	666	1,925	1,360
Depreciation and amortization	36,518	28,447	107,628	78,722
Trade name impairment charge	—	—	125,450	—
Asset impairment charges and lease terminations	2,894	(270)	2,910	3,161
Total operating expenses	420,826	307,420	1,359,738	898,307
Operating income	95,768	63,728	133,803	177,088
Other expenses, net:
Interest expense, net	27,323	17,688	78,946	52,390
Loss (gain) on foreign currency transactions	15,582	1,074	30,490	6,356
Loss on debt extinguishment	—	—	—	45,576
Other expense, net	42,905	18,762	109,436	104,322
Income before taxes	52,863	44,966	24,367	72,766
Income tax expense	14,472	11,880	8,592	24,445
Net income	38,391	33,086	15,775	48,321
Net income (loss) attributable to non-controlling interest	—	(38)	(15)	(68)
Net income attributable to Driven Brands Holdings Inc.	$38,391	$33,124	$15,790	$48,389

Earnings per share:
Basic	$0.23	$0.20	$0.10	$0.30
Diluted	$0.23	$0.19	$0.09	$0.29
Weighted average shares outstanding
Basic	162,760	162,635	162,768	160,030
Diluted	166,831	166,630	166,663	163,968
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended		Nine months ended
(in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income	$38,391	$33,086	$15,775	$48,321
Other comprehensive income (loss):
Foreign currency translation adjustment	(71,063)	(30,844)	(118,751)	(28,675)
Unrealized gain from cash flow hedges	8,606	(1)	8,513	29
Defined benefit pension plan actuarial gain	5	3	12	131
Other comprehensive loss, net	(62,452)	(30,842)	(110,226)	(28,515)
Total comprehensive income (loss)	(24,061)	2,244	(94,451)	19,806
Comprehensive loss attributable to non-controlling interests	(15)	(47)	(36)	(8)
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$(24,046)	$2,291	$(94,415)	$19,814
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	September 24, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$190,373	$523,414
Restricted cash	792	792
Accounts and notes receivable, net	156,194	117,903
Inventory	62,569	46,990
Prepaid and other assets	53,456	24,326
Income tax receivable	5,070	6,867
Assets held for sale	—	3,275
Advertising fund assets, restricted	53,233	45,360
Total current assets	521,687	768,927
Notes receivable, net	6,636	3,182
Property and equipment, net	1,693,353	1,350,984
Operating lease right-of-use assets	1,089,693	995,625
Deferred commissions	9,607	10,567
Intangibles, net	717,959	816,183
Goodwill	2,082,572	1,910,392
Deferred tax assets	1,165	1,509
Total assets	$6,122,672	$5,857,369
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$79,392	$83,033
Accrued expenses and other liabilities	266,223	297,620
Income tax payable	48,264	11,054
Current portion of long term debt	23,836	26,044
Income tax receivable liability	24,255	24,255
Advertising fund liabilities	26,738	26,441
Total current liabilities	468,708	468,447
Long-term debt	2,656,520	2,356,320
Deferred tax liabilities	211,554	257,067
Operating lease liabilities	1,024,694	931,604
Income tax receivable liability	131,715	131,715
Deferred revenue	42,024	37,576
Long-term accrued expenses and other liabilities	22,505	29,398
Total liabilities	4,557,720	4,212,127
Commitments and contingencies
Common stock, $0.01 par value, 900 million shares authorized: and 168 million and 167 million shares issued at June 25, 2022 and December 25, 2021.	1,677	1,674
Additional paid-in capital	1,620,480	1,605,890
Retained earnings	57,397	41,607
Accumulated other comprehensive loss	(115,233)	(5,028)
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	1,564,321	1,644,143
Non-controlling interests	631	1,099
Total shareholders' equity	1,564,952	1,645,242
Total liabilities and shareholders' equity	$6,122,672	$5,857,369

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY (Unaudited)

in thousands	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders'/members' equity
Balance as of December 26, 2020	$565	$1,055,172	$31,975	$16,528	$2,120	$1,106,360
Net income (loss)	—	—	(19,939)	—	7	(19,932)
Other comprehensive loss	—	—	—	(9,085)	—	(9,085)
Equity-based compensation expense	—	983	—	—	—	983
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	1,082	660,418	—	—	—	661,500
Common stock issued upon underwriter's exercise of over-allotment	48	99,177	—	—	—	99,225
Repurchase of common stock	(21)	(42,956)	—	—	—	(42,977)
Exercise of stock options	—	25	—	—	—	25
Establishment of income tax receivable liability	—	(155,970)	—	—	—	(155,970)
IPO fees	—	(14,757)	—	—	—	(14,757)
Other	—	—	—	—	(63)	(63)
Balance as of March 27, 2021	$1,674	$1,602,092	$12,036	$7,443	$2,064	$1,625,309
Net income (loss)	—	—	35,204	—	(37)	35,167
Other comprehensive loss	—	—	—	11,412	—	11,412
Equity-based compensation expense	—	1,028	—	—	—	1,028
At-Pac divestiture	—	—	—	—	(948)	(948)
Other	—	(25)	—	(1)	—	(26)
Balance as of June 26, 2021	$1,674	$1,603,095	$47,240	$18,854	$1,079	$1,671,942
Net income (loss)	—	—	33,124	—	(38)	33,086
Other comprehensive income (loss)	—	—	—	(30,902)	60	(30,842)
Equity-based compensation expense	—	933	—	—	—	933
Exercise of stock options	—	314	—	—	—	314
Other	—	—	—	1	63	64
Balance as of September 25, 2021	$1,674	$1,604,342	$80,364	$(12,047)	$1,164	$1,675,497

Balance as of December 25, 2021	$1,674	$1,605,890	$41,607	$(5,028)	$1,099	$1,645,242
Net income (loss)	—	—	34,443	—	$(15)	34,428
Other comprehensive income (loss)	—	—	—	(5,455)	13	(5,442)
Equity based compensation expense	—	2,618	—	—	—	2,618
Stock issued related to Employee Stock Purchase Plan	1	2,091	—	—	—	2,092
Tax withholding on stock option exercises	—	(14)	—	—	—	(14)
Divestiture of Denmark car wash operations	—	—	—	—	(432)	(432)
Balance as of March 26, 2022	$1,675	$1,610,585	$76,050	$(10,483)	$665	$1,678,492
Net loss	—	—	(57,044)	—	—	(57,044)
Other comprehensive loss	—	—	—	(42,313)	(19)	(42,332)
Equity based compensation expense	—	4,233	—	—	—	4,233
Stock option exercised	2	109	—	—	—	111
Balance as of June 25, 2022	$1,677	$1,614,927	$19,006	$(52,796)	$646	$1,583,460

Net income	—		—		38,391		—		—		$38,391
Other comprehensive loss	—		—		—		(62,437)		(15)		$(62,452)
Equity based compensation expense	—		5,308		—		—		—		$5,308
Stock option exercised	—		245		—		—		—		$245
Balance as of September 24, 2022	$1,677	$—	$1,620,480	$—	$57,397	$—	$(115,233)	$—	$631	—	$1,564,952
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
(in thousands)	September 24, 2022	September 25, 2021
Net income (loss)	$15,775	$48,321
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107,628	78,722
Trade name impairment	125,450	—
Non-cash lease cost	65,075	56,563
Loss on foreign denominated transactions	30,490	9,301
Gain on foreign currency derivatives	—	(2,945)
Bad debt expense	1,011	2,535
Asset impairment costs	2,910	3,161
Amortization of deferred financing costs and bond discounts	6,807	5,139
Benefit (provision) for deferred income taxes	(38,216)	15,898
Loss on extinguishment of debt	—	45,576
Other, net	312	4,257
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(44,063)	(28,787)
Inventory	(17,898)	(3,279)
Prepaid and other assets	850	(18,414)
Advertising fund assets and liabilities, restricted	(4,612)	5,818
Deferred commissions	917	(1,205)
Deferred revenue	2,222	3,983
Accounts payable	(12,321)	(3,903)
Accrued expenses and other liabilities	(59,844)	25,595
Income tax receivable	37,931	(320)
Operating lease liabilities	(52,772)	(47,821)
Cash provided by operating activities	167,652	198,195
Cash flows from investing activities:
Capital expenditures	(276,222)	(93,627)
Cash used in business acquisitions, net of cash acquired	(652,085)	(442,488)
Proceeds from sale-leaseback transactions	150,112	66,391
Proceeds from sale of company-operated stores	—	1,532
Proceeds from disposition of car wash operations	1,551	—
Proceeds from disposal of property and equipment	4,876	5,471
Cash used in investing activities	(771,768)	(462,721)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	—	(2,153)
Repayment of long-term debt	(15,772)	(716,542)
Proceeds from revolving lines of credit and short-term debt	300,000	441,800
Repayments of revolving lines of credit and short-term debt	—	(212,800)
Repayment of principal portion of finance lease liability	(2,229)	(1,760)
Proceeds from initial public offering, net of underwriting discounts	—	661,500
Net proceeds from underwriters' exercise of over-allotment option	—	99,225
Repurchases of common stock	—	(43,040)
Payment for termination of interest rate swaps	—	(21,826)
Stock option exercises	651	339
Other, net	(70)	102
Cash provided by financing activities	282,580	204,845

Effect of exchange rate changes on cash	(7,705)	(2,285)
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(329,241)	(61,966)
Cash and cash equivalents, beginning of period	523,414	172,611
Cash included in advertising fund assets, restricted, beginning of period	38,586	19,369
Restricted cash, beginning of period	792	15,827
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	562,792	207,807
Cash and cash equivalents, end of period	190,373	115,365
Cash included in advertising fund assets, restricted, end of period	42,386	30,341
Restricted cash, end of period	792	135
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$233,551	$145,841

Supplemental cash flow disclosures - non-cash items:
Accrued capital expenditures, end of period	$8,539	$6,123
Supplemental cash flow disclosures - cash paid for:
Interest	$78,572	$53,842
Income taxes	$9,184	$10,593

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. together with its subsidiaries (collectively, the “Company”) is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,700 franchised, independently-operated, and company-operated locations across 49 U.S. states and 14 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Take 5 Car Wash®, Meineke Car Care Centers®, MAACO®, CARSTAR®, Auto Glass Now®, and 1-800-Radiator & A/C® that compete in the automotive services industry. Approximately 76% of the Company’s locations are franchised or independently-operated.

Initial Public Offering and Secondary Offerings
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

The Company used the proceeds from the IPO, along with cash on hand, to fully repay the term loans and revolving credit facility assumed as part of the acquisition of International Car Wash Group (“ICWG”) in 2020 (collectively, the “Car Wash Senior Credit Facilities”), which totaled $725 million with interest and fees. The Company recognized a $46 million loss on debt extinguishment for nine months ended September 25, 2021 related to this settlement, primarily related to the write-off of the unamortized discount. The Company cancelled the interest rate and cross currency swaps associated with these debt agreements as part of the settlement. The Company also used $43 million in proceeds to purchase approximately 2 million shares of common stock from certain of our existing shareholders.

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

On September 12, 2022, the Company filed a Registration Statement on Form 424B7 for an underwritten secondary offering of 7 million shares of common stock at $32.19 per share by certain of the Company’s stockholders, Driven Equity LLC and RC IV Cayman ICW Holdings LLC, each of which is a related party of Roark Capital Management, LLC. The Company did not sell any common stock in the offering and did not receive any proceeds from the offering.

Income Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into an income tax receivable agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that the Company will actually realize. The income tax receivable agreement is effective as of the date of the Company’s IPO. The Company has recorded a total liability of $156 million as of September 24, 2022 and December 25, 2021, of which $24 million and $132 million are recorded under current and non-current liabilities, respectively.

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

Note 2— Summary of Significant Accounting Policies

Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three and nine months ended September 24, 2022 and September 25, 2021, each consist of 13 weeks and 39 weeks, respectively. The Car Wash segment is currently consolidated based on a calendar month end.

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 25, 2021. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 24, 2022 may not be indicative of the results to be expected for any other interim period or the year ending December 31, 2022.

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

Deferred IPO costs
Costs incurred that are directly related to the IPO, such as legal and accounting fees, registration fees, printing expenses, and other similar fees and expenses, totaling $9 million were capitalized and included within prepaid and other assets as of December 26, 2020. Upon completion of the IPO, the Company reclassified these costs, as well as an additional $6 million of IPO costs incurred during the nine months ended September 25, 2021 to Additional paid-in capital within the statement of Shareholders’/members’ equity.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 24, 2022 and December 25, 2021 are summarized as follows:

Items Measured at Fair Value at September 24, 2022
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$711	$—	$711
Interest rate derivative assets designated as hedging instruments	$—	$11,540	$11,540
Foreign currency derivative assets designated as hedging instruments	$—	$2,282	$2,282

Foreign currency derivative liabilities designated as hedging instruments	$—	$161	$161
Foreign currency derivative liabilities not designated as hedging instruments	$—	$2,622	$2,622

Items Measured at Fair Value at December 25, 2021
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$976	$—	$976

Foreign currency derivative liabilities designated as hedging instruments	$—	$536	$536

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

The carrying value and estimated fair value of total long-term debt were as follows:

	September 24, 2022		December 25, 2021
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,680,356	$2,494,221	$2,382,364	$2,411,987

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in each component of accumulated other comprehensive income (loss), net of tax:

	Three months ended September 24, 2022
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance as of June 25, 2022	$(51,865)	$(851)	$(80)	$(52,796)
Net change	(71,048)	8,606	5	(62,437)
Balance as of September 24, 2022	$(122,913)	$7,755	$(75)	$(115,233)

	Three months ended September 25, 2021
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance at June 26, 2021	$19,002	$(57)	$(91)	$18,854
Net change	(30,903)	(1)	3	(30,901)
Balance as of September 25, 2021	$(11,901)	$(58)	$(88)	$(12,047)

	Nine months ended September 24, 2022
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance as of December 25, 2021	$(4,183)	$(758)	$(87)	$(5,028)
Net change	(118,730)	8,513	12	(110,205)
Balance as of September 24, 2022	$(122,913)	$7,755	$(75)	$(115,233)

	Nine months ended September 25, 2021
(in thousands)	Foreign currency translation adjustment	Cash flow hedges	Defined benefit pension plan	Accumulated other comprehensive income (loss)
Balance as of December 26, 2020	$16,834	$(87)	$(219)	$16,528
Net change	(28,735)	29	131	(28,575)
Balance as of September 25, 2021	$(11,901)	$(58)	$(88)	$(12,047)

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

2022 Acquisitions

The Company completed 18 acquisitions in the Car Wash segment during the nine months ended September 24, 2022, representing 26 sites, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $266.8 million. On June 14, 2022, the Car Wash segment acquired Jimmy Clean Car Wash, which was comprised of 3 sites for a total consideration of $31.9 million. On July 6, 2022, the Car Wash segment acquired Speedy Shine Express Car Wash, which was comprised of 2 sites for a total consideration of $33.5 million

The Company completed 5 acquisitions in the Maintenance segment during the nine months ended September 24, 2022, representing 10 sites, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was $20.5 million.
In addition, the Company completed 7 acquisitions in the Paint, Collision & Glass segment during the nine months ended September 24, 2022 representing 156 sites, which were deemed to be business combinations. On December 30, 2021 the Company acquired Auto Glass Now (“AGN”). AGN had 79 sites at the time of the Company’s acquisition, and is included within the Company’s Paint, Collision & Glass segment. The aggregate cash consideration for this acquisition, net of cash acquired and liabilities assumed, was $170.6 million. On April 28, 2022, the Company acquired All Star Glass (“ASG”), which was comprised of 30 sites for a total consideration of $43.7 million. On July 6, 2022, the Company acquired K&K Glass, which was comprised of 8 sites for a total consideration of $39.9 million. On July 27, 2022, the Company acquired Jack Morris Auto Glass, which was comprised of 9 sites for a total consideration of $54.9 million. On September 8, 2022, the Company acquired Auto Glass Fitters Inc.(“AGF”), which was comprised of 24 sites for a total consideration of $70.8 million. The Company will amortize the acquired lease right of use assets, customer list intangibles, and definite lived trade name over their estimated remaining lives of 3 to 34 years, 13 years, and one year, respectively.

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

Paint, Collision & Glass Segment

(in thousands)	Auto Glass Fitters Inc.	Jack Morris Auto Glass	K&K Glass	All Star Glass	Auto Glass Now	All Other Paint, Collision & Glass	Total PC&G
Assets:
Cash	—	3	—	7,553	7	2	7,564
ROU Asset	—	—	—	—	690	—	690
Operating lease ROU Asset	—	—	—	734	10,003	—	10,738
Prepaid rent	—	—	—	—	327	30	357
Land	—	—	—	—	23	—	23
Equipment	—	1,200	1,500	537	428	902	4,567
Vehicles	417	—	—	—	453	—	870
Furniture and Fixtures	—	—	—	—	40	—	40
Inventory	—	1,067	500	546	—	27	2,140
Accounts and Notes receivable	—	1,069	—	2,436	—	—	3,505
Prepaid expenses	—	—	—	250	—	—	250
Other Assets	974	—	56	5	—	—	1,035
Leasehold improvements	—	—	—	—	—	—	—
Intangible asset - trade name	800	400	400	600	36,800	—	39,000
Intangible - customer relationships	19,800	15,700	16,200	8,100	12,200	—	72,000
Deferred tax assets	—	—	—	—	—	71	71
Assets acquired	21,991	19,439	18,656	20,761	60,971	1,032	142,850
Liabilities:
Prepaid liability	174	294	111	—	—	—	579
Trade Payable	—	—	—	1,911	—	—	1,911
Accrued Expenses and other long-term liabilities	—	—	—	303	—	—	303
Taxes Payable	—	—	—	272	—	—	272
Long Term Debt- Current	—	—	—	46	—	—	46
Long Term Debt	—	—	—	59	—	—	59
Lease liability	—	—	—	733	—	—	733
Operating lease liability - Current	—	—	—	—	3,017	—	3,017
Operating lease liability - Non-current	—	—	—	—	6,987	—	6,987
Total liabilities assumed	174	294	111	3,324	10,004	—	13,907
Net assets acquired	21,817	19,145	18,545	17,437	50,967	1,032	128,943
Total consideration	70,826	54,853	39,945	43,740	170,636	9,382	389,382
Goodwill	49,009	35,708	21,400	26,303	119,669	8,350	260,439

Car Wash Segment

(in thousands)	Speedy Shine Express Car Wash	Jimmy Clean Car Wash	All Other Car Wash	Total Car Wash
Assets:
Cash	4	6	49	59
Land	1,560	1,900	16,600	20,060
Land improvements	—	—	—	—
Building	12,060	9,290	104,630	125,980
Car wash equipment	2,580	2,210	17,808	22,598
Deferred tax assets	12	2,116	740	2,868
Assets acquired	16,216	15,522	139,827	171,565
Liabilities:
Prepaid Liability	8	110	423	541
Total liabilities assumed	8	110	423	541
Net assets acquired	16,208	15,412	139,404	171,024
Total consideration	33,496	31,896	201,401	266,793
Goodwill	17,288	16,484	61,997	95,769

Maintenance Segment

(in thousands)	Maintenance
Assets:
Cash	$1
Prepaid rent	$—
Land	$510
Land improvements	$—
Building	$3,845
Car wash equipment	$485
Inventory	$226
Prepaid expenses	$71
Deferred tax assets	$55
Assets acquired	$5,193
Liabilities:
Total liabilities assumed	$168
Net assets acquired	$5,025
Total consideration	$20,517
Goodwill	$15,492

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

The following tables present financial information regarding the Car Wash and Glass acquisitions included in our consolidated statements of operations from the date of acquisition through September 24, 2022 under the column “Actual from acquisition date.” The following tables also present supplemental unaudited pro-forma information as if the acquisitions had occurred at the beginning of 2021. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred at the beginning of 2021. Cost savings are also not reflected in the unaudited pro-forma amounts for the three and nine months ended September 24, 2022 and September 25, 2021.

	Three months ended September 24, 2022			Three months ended September 24, 2022	Three months ended September 25, 2021
	Actual from acquisition date
(in thousands)	Car Wash Acquisitions	Glass Acquisitions	Car Wash & Glass Acquisitions	Driven Brands Holdings Consolidated Pro-forma	Driven Brands Holdings Consolidated Pro-forma
Revenue	$7,357	$47,948	$55,305	$532,299	$442,287
Net income attributable to Driven Brands Holdings Inc.	$1,889	$7,703	$9,592	$39,398	$46,080

	Nine months ended September 24, 2022			Nine months ended September 24, 2022	Nine months ended September 25, 2021
	Actual from acquisition date
(in thousands)	Car Wash Acquisitions	Glass Acquisitions	Car Wash & Glass Acquisitions	Driven Brands Holdings Consolidated Pro-forma	Driven Brands Holdings Consolidated Pro-forma
Revenue	$11,629	$97,941	$109,570	$1,599,438	$1,280,691
Net income attributable to Driven Brands Holdings Inc.	$2,883	$13,780	$16,663	$34,793	$88,930

Deferred Consideration and Transaction Costs

Included in the total consideration amounts above for the Car Wash, Maintenance, and Paint, Collision & Glass acquisitions in 2022 was $20 million of consideration not paid on the closing date. The Company has $28 million of deferred consideration related to 2022 and 2021 acquisitions at September 24, 2022. The Company had $23 million of deferred consideration related to 2021 acquisitions at December 25, 2021. The Company paid $15 million of deferred consideration related to 2022 and 2021 acquisitions during the nine months ended September 24, 2022. Deferred consideration is typically paid six months to one-year after the acquisition closing date once all conditions related to representations, warranties and indemnification under the purchase agreement have been satisfied.

The Company incurred approximately $4 million of direct transaction costs during the nine months ended September 24, 2022 related to 2022 acquisitions.

2022 Disposition
On March 16, 2022, the Company disposed of its 75% owned subsidiary, IMO Denmark ApS, for consideration of $2 million. As a result of the sale, a $1 million loss was recognized within selling, general, and administrative expenses during the nine months ended September 24, 2022. Also, a noncontrolling interest of less than $1 million was derecognized.

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

(in thousands)	Magic Tunnel Car Wash	Franks Car Wash Express*	Racer Classic Car Wash*	All Other	Total Car Wash
Assets:
Cash	$26	$38	$18	$165	$247
Right of use assets	—	—	2,587	12,277	14,864
Land and improvements	13,020	10,790	6,920	45,455	76,185
Building	48,380	48,570	31,490	270,155	398,595
Equipment	13,800	7,377	5,698	59,578	86,453
Inventory	—	—	311	—	311
Intangibles, net	700	800	550	—	2,050
Deferred tax assets	—	94	—	1,596	1,690
Assets held for sale	—	—	—	996	996
Assets acquired	75,926	67,669	47,574	390,222	581,391
Liabilities:
Accrued liability	—	50	155	304	509
Lease liability	—	—	2,687	12,277	14,964
Deferred tax liabilities	—	—	758	—	758
Liabilities assumed	—	50	3,600	12,581	16,231
Net assets acquired	75,926	67,619	43,974	377,641	565,160
Total consideration	88,026	106,558	64,843	472,721	732,148
Goodwill	$12,100	$38,939	$20,869	$95,080	$166,988

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
Capitalized costs to obtain a contract as of September 24, 2022 and December 25, 2021 were $10 million and $11 million respectively, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized an immaterial amount of costs during the three and nine months ended September 24, 2022 and September 25, 2021 that were recorded as a contract asset at the beginning of the periods.

The Company had Deferred Revenue of $42 million and $38 million as of September 24, 2022 and December 25, 2021, respectively, which includes contract liabilities, consisting primarily of deferred franchise fees and deferred development fees, of $40 million and $27 million as of September 24, 2022 and December 25, 2021, respectively. The Company recorded less than $1 million of revenue during the three months ended September 24, 2022 and September 25, 2021, and $3 million and $2 million of revenue during the nine months ended September 24, 2022 and September 25, 2021, respectively, that was recorded as a contract liability as of the beginning of the period.
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
Segment results for the three and nine months ended September 24, 2022 and September 25, 2021 are as follows:

	Three months ended September 24, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$11,625	$—	$24,055	$9,882	$—	$45,562
Company-operated store sales	172,162	98,235	69,413	1,431	(30)	341,211
Independently-operated store sales	—	40,469	—	—	—	40,469
Advertising fund contributions	—	—	—	—	22,018	22,018
Supply and other revenue	17,035	1,599	19,782	40,686	(11,768)	67,334
Total revenue	$200,822	$140,303	$113,250	$51,999	$10,220	$516,594
Segment Adjusted EBITDA	$68,763	$39,098	$38,919	$19,765	$(36,437)	$130,108

	Three months ended September 25, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$9,635	$—	$20,280	$9,038	$—	$38,953
Company-operated store sales	125,561	74,105	12,723	1,465	(99)	213,755
Independently-operated store sales	—	47,941	—	—	—	47,941
Advertising fund contributions	—	—	—	—	19,762	19,762
Supply and other revenue	9,261	1,516	17,572	31,558	(9,170)	50,737
Total revenue	$144,457	$123,562	$50,575	$42,061	$10,493	$371,148
Segment Adjusted EBITDA	$47,894	$37,999	$22,039	$16,254	$(25,558)	$98,628

	Nine months ended September 24, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$32,586	$—	$69,025	$26,689	$—	$128,300
Company-operated store sales	497,638	294,526	161,531	3,975	(183)	957,487
Independently-operated store sales	—	158,500	—	—	—	158,500
Advertising fund contributions	—	—	—	—	63,807	63,807
Supply and other revenue	43,645	5,131	57,577	117,704	(38,610)	185,447
Total revenue	$573,869	$458,157	$288,133	$148,368	$25,014	$1,493,541
Segment Adjusted EBITDA	$185,324	$148,495	$100,847	$54,471	$(103,922)	$385,215

	Nine months ended September 25, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$26,651	$—	$57,578	$23,011	$—	$107,240
Company-operated store sales	365,735	196,858	37,672	3,911	(368)	603,808
Independently-operated store sales	—	160,483	—	—	—	160,483
Advertising fund contributions	—	—	—	—	56,665	56,665
Supply and other revenue	25,231	4,800	49,791	94,576	(27,199)	147,199
Total revenue	$417,617	$362,141	$145,041	$121,498	$29,098	$1,075,395
Segment Adjusted EBITDA	$132,895	$115,223	$61,534	$44,864	$(76,422)	$278,094
The reconciliations of Income (loss) before taxes to Segment Adjusted EBITDA for the three and nine months ended September 24, 2022 and September 25, 2021 are as follows:

	Three months ended		Nine months ended
(in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Income (loss) before taxes	$52,863	$44,966	$24,367	$72,766
Depreciation and amortization	36,518	28,447	107,628	78,722
Interest expense, net	27,323	17,688	78,946	52,390
Acquisition related costs(a)	2,325	636	9,981	2,674
Non-core items and project costs, net(b)	851	1,357	3,436	3,910
Store opening costs	753	666	1,925	1,360
Straight-line rent adjustment(c)	3,220	2,548	11,530	8,391
Equity-based compensation expense(d)	5,308	933	12,159	2,944
Foreign currency transaction (gain) / loss, net(e)	15,582	1,074	30,490	6,356
Bad debt expense	(449)	—	(449)	—
Trade name impairment(f)	—	—	125,450	—
Asset sale leaseback (gain) loss, impairment and closed store expenses(g)	(14,186)	313	(20,248)	3,005
Loss on debt extinguishment(h)	—	—	—	45,576
Segment Adjusted EBITDA	$130,108	$98,628	$385,215	$278,094

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
Note 7—Long-Term Debt
The Company’s long-term debt obligations consist of the following:

(in thousands)	September 24, 2022	December 25, 2021
Series 2018-1 Securitization Senior Notes, Class A-2	$262,625	$264,688
Series 2019-1 Securitization Senior Notes, Class A-2	288,750	291,000
Series 2019-2 Securitization Senior Notes, Class A-2	266,750	268,813
Series 2019-3 Variable Funding Securitization Senior Notes, Class A-1	—	—
Series 2020-1 Securitization Senior Notes, Class A-2	171,063	172,375
Series 2020-2 Securitization Senior Notes, Class A-2	442,125	445,500
Series 2021-1 Securitization Senior Notes, Class A-2	445,500	448,875
Term Loan Facility	498,750	500,000
Revolving Credit Facility	300,000	—
Other debt (a)	45,690	39,082
Total debt	2,721,253	2,430,333
Less: unamortized debt issuance costs	(40,897)	(47,969)
Less: current portion of long-term debt	(23,836)	(26,044)
Total long-term debt, net	$2,656,520	$2,356,320
(a) Consists primarily of finance lease obligations. See Note 8.

Series 2019-3 Variable Funding Securitization Senior Notes

In December 2019, the Company issued Series 2019-3 Variable Funding Senior Notes, Class A-1 (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date of January 20, 2050. The commitment under the 2019 VFN has an expiration date of July 20, 2023, and subject to two one year extensions at the election of the Company. The 2019 VFN is secured by substantially all assets of Driven Brands Funding LLC (the “Issuer”) and are guaranteed by the Securitization Entities. The Issuer may elect interest at the Base Rate plus an applicable margin or LIBOR plus an applicable margin (the LIBOR rate as the applicable interest rate). No amounts were outstanding under the 2019 VFN as of September 24, 2022 and no borrowings or repayments were made during the quarter or nine months ended September 24, 2022. As of September 24, 2022, there were $18 million of outstanding letters of credit which reduced the borrowing availability under the 2019 VFN.

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

There was $300 million outstanding on the Driven Holdings Revolving Credit Facility as of September 24, 2022 with $300 million borrowings and no repayments made during the quarter or nine months ended September 24, 2022.

The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of September 24, 2022, the Company and its subsidiaries were in compliance with all covenants.
Note 8—Leases
The following table details our total investment in operating and finance leases where the Company is the lessee:

(in thousands)	September 24, 2022	December 25, 2021
Right-of-use assets
Finance leases (a)	$38,997	$29,766
Operating leases	1,089,693	995,625
Total right-of-use assets	$1,128,690	$1,025,391

Current lease liabilities
Finance leases (b)	$4,018	$3,101
Operating leases (c)	70,837	57,588
Total current lease liabilities	$74,855	$60,689

Long-term lease liabilities
Finance leases (d)	$37,296	$27,957
Operating leases	1,024,694	931,604
Total long-term lease liabilities	$1,061,990	$959,561
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

The lease cost for operating and finance leases recognized in the consolidated statement of operations for the three and nine months ended September 24, 2022 and September 25, 2021 were as follows:

	Three months ended		Nine months ended
(in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Finance lease expense:
Amortization of right-of-use assets	$1,338	$715	$3,730	$1,970
Interest on lease liabilities	493	299	1,354	796
Operating lease expense	31,858	29,028	95,066	85,564
Short-term lease expense	431	523	1,408	1,619
Variable lease expense	405	206	1,191	692
Total lease expense	$34,525	$30,771	$102,749	$90,641
The Company also subleases certain facilities to franchisees as a component of supply and other revenue on the consolidated statements of operations. The Company recognized $2 million, $5 million, $2 million, and $5 million in sublease revenue in the three and nine months ended September 24, 2022 and September 25, 2021, respectively, as a component of Supply and other revenue on the consolidated statements of operations.

During the nine months ended September 24, 2022, the Company sold 30 car wash and seven maintenance properties in various locations throughout the United States for a total of $156 million, resulting in a net gain of $18 million. Concurrent with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms of 15 years to 20 years and provide the Company with the option to extend the lease for up to an additional 20 years to 25 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $121 million and $121 million, respectively, related to these lease arrangements as of September 24, 2022.

Supplemental cash flow information related to the Company’s lease arrangements for the nine months ended September 24, 2022 and September 25, 2021, respectively, was as follows:

	Nine months ended
(in thousands)	September 24, 2022	September 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$86,423	$79,310
Operating cash flows used in finance leases	1,214	736
Financing cash flows used in finance leases	1,185	921
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$72,395	$75,268
Finance leases	6,583	7,249
Note 9 — Equity-based Compensation

The Company granted new awards during the three months ended September 24, 2022, consisting of 10,178 restricted stock units (“RSUs”) and 12,750 performance stock units (“PSUs”). The Company granted new awards during the nine months ended September 24, 2022, consisting of 264,652 RSUs and 488,488 PSUs.

Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. The RSUs vest ratably in three installments on each of the first three anniversaries of the grant date. The PSUs vest after a three-year performance period. The number of PSUs that vest is contingent on the Company achieving certain performance goals, one being a market condition and the other being a performance condition. The number of PSU shares that vest may range from zero to 200% of the original grant, based upon the level of performance. The awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense.

The fair value of the RSUs, performance based PSUs and market based PSUs granted during the three months ended September 24, 2022 were less than $1 million each. The fair value of the total RSUs, performance based PSUs and market based PSUs granted during the nine months ended September 24, 2022 were $7 million, $8 million and $8 million, respectively. The Company based the fair value of the RSUs and performance based PSUs on the Company’s stock price on the grant date. The Company determined the fair value of the market based PSUs granted during the three months ended September 24, 2022 by using a Monte Carlo simulation, using the following assumptions: (i) an expected term of 3 years, (ii) an expected volatility of 41.00%, (iii) a correlation of the S&P Mid-cap Index peer group of 58.80%, and (iv) no expected dividend. The Company determined the fair value of the market based PSUs granted during the three months ended June 25, 2022 by using a Monte Carlo simulation, using the following assumptions: (i) an expected term of 3 years, (ii) an expected volatility of 43.90%, (iii) a correlation of the S&P Mid-cap Index peer group of 59.50%, and (iv) no expected dividend. The Company determined the fair value of the market based PSUs granted during the three months ended March 26, 2022 by using a Monte Carlo simulation, using the following assumptions: (i) an expected term of 3 years, (ii) an expected volatility of 40.90%, (iii) a correlation of the S&P Mid-cap Index peer group of 50.70%, and (iv) no expected dividend.

The Company recorded share-based compensation expense during the three and nine months ended September 24, 2022 and September 25, 2021 within selling, general and administrative expenses on the consolidated statements of operations as follows:

	Three months ended		Nine months ended
(in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Share-based compensation expense	$5,000	$1,000	$12,000	$3,000
Note 10—Earnings per share

The Company calculates basic and diluted earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three months ended		Nine months ended
(in thousands, except per share amounts)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Basic earnings per share:
Net income attributable to Driven Brands Holdings Inc.	$38,391	33,124	15,790	48,389
Less: Net income attributable to participating securities, basic	809	709	335	1,057
Net income after participating securities, basic	37,583	32,415	15,455	47,332
Weighted-average common shares outstanding	162,760	162,635	162,768	160,030
Basic earnings per share	$0.23	$0.20	$0.10	$0.30

	Three months ended		Nine months ended
(in thousands, except per share amounts)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Diluted earnings per share:
Net income attributable to Driven Brands Holdings Inc.	$38,391	$33,124	15,790	48,389
Less: Net income attributable to participating securities, diluted	721	632	299	942
Net income after participating securities, diluted	$37,670	$32,492	15,491	47,447
Weighted-average common shares outstanding	162,760	162,635	162,768	160,030
Dilutive effect of share-based awards	4,071	3,995	3,895	3,938
Weighted-average common shares outstanding, as adjusted	166,831	166,630	166,663	163,968
Diluted earnings per share	$0.23	$0.19	$0.09	$0.29

Basic earnings per share is computed by dividing the net income attributable to Driven Brands Holdings Inc. by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights.

The Company has 4,687,354 shares of performance awards that are contingent on performance conditions which have not yet been met, and therefore have been excluded from the computation of weighted average shares for the three and nine months ended September 24, 2022.

The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three months ended		Nine months ended
Number of securities (in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Restricted stock units	28	—	28	2
Performance stock units
Stock/IPO options	2,000	—	2,000	36
Employee stock purchase plan
Total	2,028	—	2,028	38

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

Income tax expense was $14 million and $12 million for the three months ended September 24, 2022 and September 25, 2021, respectively. The effective income tax rate for the three months ended September 24, 2022 was 27.4% compared to 26.4% for the three months ended September 25, 2021. The increase in income tax expense and tax rate was primarily driven by foreign exchange rate adjustments for the three months ended September 24, 2022.

Income tax expense was $9 million and $24 million for the nine months ended September 24, 2022 and September 25, 2021, respectively. The effective income tax rate for the nine months ended September 24, 2022 was 35.3% compared to 33.6% for the nine months ended September 25, 2021. The net decrease in income tax expense was primarily driven by a favorable discrete tax adjustment related to the trade name impairment charge for the nine months ended September 24, 2022, and favorable discrete tax adjustments related to non-deductible loss on debt extinguishment as well as tax deductible costs incurred related to the initial public offering for the nine months ended September 25, 2021. The net increase in tax rate was primarily driven by foreign exchange rate adjustments.

In August 2022, President Biden signed into law the Inflation Reduction Act (“IRA”) and the CHIPS and Science Act of 2022. The laws implement new tax provisions and provide for various incentives and tax credits. The IRA creates a 15% corporate alternative minimum tax (“CAMT”) on the adjusted financial statement income “(AFSI”) of corporations and is effective for tax years beginning after December 31, 2022. The IRA also creates an excise tax of 1% on stock repurchases by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The CAMT will be accounted for as a period cost when the related tax consequences arise, rather than through adjustments in deferred taxes, and the tax accounting consequences of the CAMT will not be recognized in the Company’s financial statements until the first period after its effective date. The Company is still evaluating the full impact of the tax effects of the newly enacted laws.
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
Note 13—Subsequent Events

On October 5, 2022, Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation (together, the “Co-Issuers”), each wholly-owned subsidiaries of the Company, issued $365 million of 2022-1 Class A-2 Securitization Senior Notes, bearing a fixed interest rate of 7.393% per annum, a final legal maturity date of October 20, 2052, and an anticipated repayment date of October 20, 2027 (the “2022-1 Class A-2 Senior Notes”). The proceeds from the issuance of the 2022-1 Class A-2 Senior Notes were used for general corporate purposes, including the repayment of the revolving credit facilities creating capacity to invest in continued growth. In conjunction with the issuance of the 2022-1 Class A-2 Senior Notes, the Co-Issuers also issued up to $135 million of 2022-1 Class A-1 Securitization Senior Notes (the “2022-1 Class A-1 Senior Notes” and together with the 2022-1 Class A-2 Senior Notes, the “2022-1 Senior Notes”).

From September 25, 2022 through November 4, 2022, the Company acquired four car wash sites for approximately $38 million. The initial accounting for these acquisitions is incomplete as the valuation of the assets acquired and liabilities assumed and residual goodwill has not yet been performed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this quarterly report. We operate on a 52/53-week fiscal year, which ends on the last Saturday in December. The three months ended September 24, 2022 and September 25, 2021 were both 13 week periods. The nine months ended September 24, 2022 and September 25, 2021 were both 39 week periods..
Overview of Operations
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,700 locations across 49 U.S. states and 14 other countries. Our scaled, diversified platform fulfills an extensive range of core consumer and commercial automotive needs, including paint, collision, glass, repair, car wash, oil change and maintenance. Driven Brands provides a breadth of high quality and high-frequency services to a wide range of customers, who rely on their cars in all economic environments to get to work and in many other aspects of their daily lives. Our asset-light business model has generated consistent recurring revenue and strong operating margins with limited maintenance capital expenditures, which has resulted in significant cash flow generation and capital-efficient growth.

We have a diversified portfolio of highly-recognized brands, including Take 5 Oil Change®, Take 5 Car Wash®, Meineke Car Care Centers®, MAACO®, CARSTAR®, Auto Glass Now®, and 1-800-Radiator & A/C® that compete in the large, growing, needs-based and highly-fragmented automotive care industry. Our U.S. industry is underpinned by a large, growing population of more than 284 million vehicles in operation, and is expected to continue its long-term growth trajectory given (i) long-term increases in annual miles traveled; (ii) consumers more frequently outsourcing automotive services due to vehicle complexity; (iii) increases in average repair costs and (iv) average age of the car on the road getting older. We serve a diverse mix of customers, with sales coming from retail customers and commercial customers such as fleet operators and insurance carriers. Our success is driven in large part by our mutually beneficial relationships with more than 2,800 individual franchisees and independent operators.

We have driven sustained predictable growth and share gain through our robust pipeline of organic growth complemented by consistent and repeatable M&A, including more than 100 acquisitions since 2015. Notably, in August 2020 we acquired ICWG, the world’s largest conveyor car wash company by location count with more than 900 locations across 14 countries, demonstrating our continued ability to pursue and execute upon scalable and highly strategic acquisitions. We leveraged our significant M&A capabilities to drive growth of 112 acquired locations in 2021 while we built our greenfield pipeline. In 2022, we continued to leverage M&A as a strategic complement to growing greenfield openings in car wash to drive density in key target locations, including 26 locations in the first nine months of 2022. We entered the U.S. glass market in the first quarter of 2022 through the acquisition of Auto Glass Now and have quickly become the second largest player in the auto glass servicing category. We grew our service offerings through seven glass business acquisitions in the first nine months of 2022 (156 sites in aggregate).
Significant Factors Impacting Financial Results
Our acquisitions in both our Car Wash and Paint, Collision & Glass segments were a core driver of growth in our key performance indicators and our financial results for the three and nine months ended September 24, 2022, as compared to the three and nine months ended September 25, 2021. For additional information on our acquisitions, see Note 3 to the consolidated financial statements.

We recognized net income of $38 million, or $0.23 per diluted share for the three months ended September 24, 2022, compared to net income of $33 million, or $0.19 per diluted share, for the three months ended September 25, 2021. This increase was primarily due to an increase in revenue related to same store sales growth and significant unit growth from the U.S. glass business acquisitions (156 sites), a number of car wash acquisitions in the trailing twelve month period, and organic store count growth, partially offset by a $15 million increase in net loss on foreign currency transactions and higher operating, interest and income tax expenses associated with growth.

Adjusted Net Income was $55 million for the three months ended September 24, 2022, an increase of $11 million, compared to $43 million for the three months ended September 25, 2021. The increase in Adjusted Net Income was primarily due to an increase in revenue related to same store sales growth and significant unit growth from the U.S. glass business acquisitions (156 sites), a number of car wash acquisitions in the trailing twelve month period, and organic store count growth, partially offset by higher operating, interest and income tax expenses associated with growth. See Note 3 to our consolidated financial statements for additional information regarding acquisitions.
Adjusted EBITDA was $129 million for the three months ended September 24, 2022, an increase of $31 million, compared to $98 million for the three months ended September 25, 2021. The increase in Adjusted EBITDA was primarily due to an increase in revenue related to same store sales growth and significant unit growth from the U.S. glass business acquisitions (156 sites), a number of car wash acquisitions in the trailing twelve month period, and organic store count growth, partially offset by higher operating, interest and income tax expenses associated with growth.
We recognized net income of $16 million, or $0.09 per diluted share for the nine months ended September 24, 2022, compared to net income of $48 million, or $0.29 per diluted share, for the nine months ended September 25, 2021. This decrease was primarily due to a $125 million non-cash impairment charge related to the change in intended use of certain existing Car Wash trade names migrating them to the Take 5 brand and a $24 million increase in net loss on foreign currency transactions. Also, for the nine months ended September 25, 2021 there was $45 million in debt extinguishment costs related to the repayment of the ICWG debt. This was partially offset by an an increase in revenue related to same store sales growth and significant unit growth from the U.S. glass business acquisitions (156 sites), a number of car wash acquisitions in the trailing twelve month period, and organic store count growth, partially offset by higher operating, interest and income tax expenses associated with growth.
Adjusted Net Income was $162 million for the nine months ended September 24, 2022, an increase of $47 million, compared to $116 million for the nine months ended September 25, 2021. The increase in Adjusted Net Income was primarily due to an increase in revenue related to same store sales growth and significant unit growth from the U.S. glass business acquisitions (156 sites), a number of car wash acquisitions in the trailing twelve month period, and organic store count growth, partially offset by higher operating, interest and income tax expenses associated with growth. See Note 3 to our consolidated financial statements for additional information regarding acquisitions.
Adjusted EBITDA was $383 million for the nine months ended September 24, 2022, an increase of $107 million, compared to $277 million for the nine months ended September 25, 2021. The increase in Adjusted EBITDA was primarily due to an an increase in revenue related to same store sales growth and significant unit growth from the U.S. glass business acquisitions (156 sites), a number of car wash acquisitions in the trailing twelve month period, and organic store count growth, partially offset by higher operating, interest and income tax expenses associated with growth.
Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of performance. For a discussion of our use of these non-GAAP measures and a reconciliation from net income (loss) to Adjusted Net Income and Adjusted EBITDA, see “Reconciliation of Non-GAAP Financial Information”.

Strong operational execution, improving consumer and driving trends and acquisitions led to total system-wide sales of $1.5 billion and $4.1 billion during the three and nine months ended September 24, 2022, an increase of 22% and 23% from the three and nine months ended September 25, 2021.
Key Performance Indicators

Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales. System-wide sales represent the total of net sales for our franchised, independently-operated and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores. Franchise royalties and fees revenue represented 9% and 10% of our total revenue for the three months ended September 24, 2022 and September 25, 2021, respectively and 9% and 10% for the nine months ended September 24, 2022 and September 25, 2021, respectively. For the three months ended September 24, 2022 and September 25, 2021, approximately 95% and 98% respectively, of franchise royalties and fees revenue is attributable to royalties, with the remaining balance attributable to license and development fees. For the nine months ended September 24, 2022 and September 25, 2021, approximately 94% and 98%, respectively, of franchise royalties and fees revenue is attributable to royalties, with the remaining balance attributable to license and development fees. Revenue from company-operated stores represented 66% and 58% of total revenue for the three months ended September 24, 2022 and September 25, 2021, respectively, and 64% and 56%

for the nine months ended September 24, 2022 and September 25, 2021, respectively. Revenue from independently-operated stores represented 8% and 13% of our total revenue for the three months ended September 24, 2022 and September 25, 2021, respectively. Revenue from independently-operated stores represented 11% and 15% of our total revenue for the nine months ended September 24, 2022 and September 25, 2021, respectively.
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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 5 in our consolidated financial statements for a reconciliation of income before taxes to Segment Adjusted EBITDA for the three and nine months ended September 24, 2022 and September 25, 2021.

The following table sets forth our key performance indicators for the three and nine months ended September 24, 2022 and September 25, 2021:

	Three months ended		Nine months ended
(in thousands, except store count or as otherwise noted)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$411,452	$333,779	$1,167,717	$932,890
Car Wash	138,704	122,046	453,026	357,341
Paint, Collision & Glass	781,229	620,302	2,164,932	1,760,313
Platform Services	130,751	120,290	352,865	307,120
Total	$1,462,136	$1,196,417	$4,138,540	$3,357,664
System-Wide Sales by Business Model:
Franchised Stores	$1,080,426	$934,721	$3,022,370	$2,593,373
Company-Operated Stores	341,241	213,755	957,670	603,808
Independently-Operated Stores	40,469	47,941	158,500	160,483
Total	$1,462,136	$1,196,417	$4,138,540	$3,357,664
Store Count
Store Count by Segment:
Maintenance	1,597	1,506	1,597	1,506
Car Wash	1,086	1,018	1,086	1,018
Paint, Collision & Glass	1,822	1,647	1,822	1,647
Platform Services	202	201	202	201
Total	4,707	4,372	4,707	4,372
Store Count by Business Model:
Franchised Stores	2,849	2,809	2,849	2,809
Company-Operated Stores	1,141	831	1,141	831
Independently-Operated Stores	717	732	717	732
Total	4,707	4,372	4,707	4,372
Same Store Sales %
Maintenance	14.4%	17.0%	16.0%	24.4%
Car Wash	(9.0%)	6.2%	(1.8%)	6.2%
Paint, Collision & Glass	15.7%	10.8%	17.5%	12.2%
Platform Services	8.7%	15.8%	14.9%	24.7%
Total	11.9%	12.8%	14.7%	16.9%
Segment Adjusted EBITDA
Maintenance	$68,763	$47,894	$185,324	$132,895
Car Wash	39,098	37,999	148,495	115,223
Paint, Collision & Glass	38,919	22,039	100,847	61,534
Platform Services	19,765	16,254	54,471	44,864
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

The following table provides a reconciliation of Net Income (Loss) to Adjusted Net Income and Adjusted Earnings per Share:

Adjusted Net Income/Adjusted Earnings per Share

	Three months ended		Nine months ended
(in thousands, except per share data)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income (loss)	$38,391	$33,086	$15,775	$48,321
Acquisition related costs(a)	2,325	636	9,981	2,674
Non-core items and project costs, net(b)	851	1,357	3,436	3,910
Straight-line rent adjustment(c)	3,220	2,548	11,530	8,391
Equity-based compensation expense(d)	5,308	933	12,159	2,944
Foreign currency transaction loss, net(e)	15,582	1,074	30,490	6,356
Bad debt recovery(f)	(449)	—	(449)	—
Trade name impairment(g)	—	—	125,450	—
Asset sale leaseback (gain) loss, impairment and closed store expenses(h)	(14,186)	313	(20,248)	3,005
Loss on debt extinguishment(i)	—	—	—	45,576
Amortization related to acquired intangible assets(j)	7,212	4,665	18,284	13,875
Provision for uncertain tax positions(k)	—	(251)	76	(251)
Adjusted net income before tax impact of adjustments	58,254	44,361	206,484	134,801
Tax impact of adjustments(l)	(3,290)	(886)	(44,086)	(18,968)
Adjusted net income	54,964	43,475	162,398	115,833
Net income (loss) attributable to non-controlling interest	—	(38)	(15)	(68)
Adjusted net income attributable to Driven Brands Holdings Inc.	$54,964	$43,513	$162,413	$115,901

Adjusted earnings per share
Basic	$0.33	$0.26	$0.98	$0.71
Diluted	$0.32	$0.26	$0.96	$0.69

Weighted average shares outstanding
Basic	162,760	162,635	162,768	160,030
Diluted	166,831	166,630	166,663	163,968

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

The following table provides a reconciliation of Net income to Adjusted EBITDA:

Adjusted EBITDA

	Three months ended		Nine months ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income (loss)	$38,391	$33,086	$15,775	$48,321
Income tax expense	14,472	11,880	8,592	24,445
Interest expense, net	27,323	17,688	78,946	52,390
Depreciation and amortization	36,518	28,447	107,628	78,722
EBITDA	116,704	91,101	210,941	203,878
Acquisition related costs(a)	2,325	636	9,981	2,674
Non-core items and project costs, net(b)	851	1,357	3,436	3,910
Straight-line rent adjustment(c)	3,220	2,548	11,530	8,391
Equity-based compensation expense(d)	5,308	933	12,159	2,944
Foreign currency transaction (gain) loss, net(e)	15,582	1,074	30,490	6,356
Bad debt recovery(f)	(449)	—	(449)	—
Trade name impairment(g)	—	—	125,450	—
Asset impairment and closed store expenses(h)	(14,186)	313	(20,248)	3,005
Loss on debt extinguishment(i)	—	—	—	45,576
Adjusted EBITDA	$129,355	$97,962	$383,290	$276,734
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
f.Represents the recovery of previously uncollectible receivables outside of normal operations.
g.Relates to an impairment of certain Car Wash trade names for the Company elected to discontinue their use.
h.Relates to (gain) loss on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed locations. Also, represents lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.
i.Represents the write-off of unamortized discount associated with early termination of debt.
j.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statements of operations.
k.Represents uncertain tax positions recorded for tax positions inclusive of interest and penalties.
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
Results of Operations for the three months ended September 24, 2022 compared to the three months ended September 25, 2021
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the Consolidated Statements of Operations.
Revenue

	Three months ended
(in thousands)	September 24, 2022	September 25, 2021	Change
Franchise royalties and fees	$45,562	$38,953	$6,609	17%
Company-operated store sales	341,211	213,755	127,456	60%
Independently-operated store sales	40,469	47,941	(7,472)	(16)%
Advertising fund contributions	22,018	19,762	2,256	11%
Supply and other revenue	67,334	50,737	16,597	33%
Total revenue	$516,594	$371,148	$145,446	39%
Franchise Royalties and Fees
Franchise royalties and fees increased $7 million primarily due to same store sales growth and benefited from a net increase of 40 franchise stores. Franchise system-wide sales increased by $146 million or 16%.

Company-operated Store Sales
Company-operated store sales increased $127 million of which $47 million, $24 million, and $57 million related to the Maintenance, Car Wash and Paint, Collision and Glass segments, respectively. The sales increase in Maintenance segment was primarily due to same store sales growth and 60 net new stores. The sales increase in Paint, Collision and Glass segment was primarily due to same store sales growth as well as net store growth from acquisitions. The acquisition of seven glass businesses, (which had 156 stores in aggregate) in the first nine months of 2022 and the acquisition of 10 CARSTAR franchise sites in the fourth quarter of 2021 generated $48 million and $7 million of sales for three months ended September 24, 2022, respectively. The sales increase in Car Wash segment was primarily due to the addition of 83 net new company-operated stores primarily from a number of acquisitions in the fourth quarter of 2021 and first nine months of 2022 and new greenfield store openings, which was partially offset by a decrease in same store sales. In aggregate, the Company added 310 company-operated stores year-over-year.

Independently-operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) decreased by $7 million as the benefit of increased volume was more than offset by unfavorable currency translation.

Advertising Fund Contributions
Advertising fund contributions increased by $2 million primarily due to an increase in franchise system-wide sales of approximately $146 million or 16% from same store sales growth and additional net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $17 million primarily from growth in product and service revenue within the Platform Services, Paint, Collision and Glass and Maintenance segments due to an increase in system wide sales.

Operating Expenses

	Three months ended
(in thousands)	September 24, 2022	September 25, 2021	Change
Company-operated store expenses	$209,562	$130,520	$79,042	61%
Independently-operated store expenses	23,254	27,764	(4,510)	(16)%
Advertising fund expenses	22,018	19,762	2,256	11%
Supply and other expenses	41,042	28,330	12,712	45%
Selling, general, and administrative expenses	82,460	71,565	10,895	15%
Acquisition costs	2,325	636	1,689	266%
Store opening costs	753	666	87	13%
Depreciation and amortization	36,518	28,447	8,071	28%
Asset impairment charges and lease terminations	2,894	(270)	3,164	(1172)%
Total operating expenses	$420,826	$307,420	$113,406	37%
Company-operated Store Expenses
Company-operated store expenses increased $79 million. The increase in expenses is driven by the increase in Company-operated store sales.

Independently-operated Store Expenses
Independently-operated store expenses, which are entirely related to the Car Wash segment, decreased $5 million due primarily to unfavorable foreign currency translation decreasing independently-operated store sales.

Advertising Fund Expenses
The $2 million increase in advertising fund expenses represents a commensurate increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses increased $13 million due to an increase in Supply and other revenue as well as higher oil and freight costs incurred in the Platform Services segment.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $11 million primarily due to an increase in employee compensation and other employee-related expenses resulting from increased headcount and acquisitions, infrastructure costs, travel costs and legal and professional fees.

Acquisition Costs
Acquisition costs increased by $2 million. The three months ended September 24, 2022 included costs associated with three glass acquisitions as well as several tuck-in car wash acquisitions while the three months ended September 25, 2021 included costs associated with several car wash tuck-in acquisitions.
Store Opening Costs
Store opening costs increased slightly due to an increase in company-operated new store openings and conversions of acquired stores to the Take 5 Quick Lube brand. There were eleven new company-operated store openings and four Take 5 store conversion in the three months ended September 24, 2022, compared to eight company-operated store openings and three Take 5 store conversion during the three months ended September 25, 2021.

Depreciation and Amortization
Depreciation and amortization expense increased $8 million due to additional fixed assets and finite-lived intangible assets recognized in conjunction with recent acquisitions and higher current period capital expenditures, primarily related to car wash new site development.
Asset Impairment Charges and Lease Terminations
Asset impairment charges (benefits) were approximately $3 million for the three months ended September 24, 2022 compared to $(0.3) million for three months ended September 25, 2021, which consisted of impairment related to certain property and equipment and operating lease right-of-use assets at closed locations in the current period compared to favorable lease settlement in the prior year period.

Interest Expense, Net

	Three months ended
(in thousands)	September 24, 2022	September 25, 2021	Change
Interest expense, net	$27,323	$17,688	$9,635	54%
Interest expense, net increased $10 million as a result of higher average debt outstanding which was partially offset by a lower average interest rate in the current period. Higher average debt outstanding was primarily due to the issuance of debt in the fourth quarter of 2021 to fund the AGN and other acquisitions and for general corporate purposes.
Loss (Gain) on Foreign Currency Transactions, Net

	Three months ended
	September 24, 2022	September 25, 2021	Change
Loss (gain) on foreign currency transactions, net	$15,582	$1,074	$14,508	1351%
The loss on foreign currency transactions for the three months ended September 24, 2022 was comprised of a $18 million net remeasurement loss on our non U.S. dollar entities including third party long-term debt and intercompany notes as well as a $3 million unrealized gain on foreign currency hedges that are not designated as hedging instruments. The loss on foreign currency transactions for the three months ended September 25, 2021 was comprised of a $3 million net remeasurement losses on our foreign third party long-term debt and foreign intercompany notes partially offset by $2 million of unrealized translation gains on other foreign currency hedges.

Income Tax Expense

	Three months ended
(in thousands)	September 24, 2022	September 25, 2021	Change
Income tax expense (benefit)	$14,472	$11,880	$2,592	22%

Income tax expense increased by $3 million. The effective income tax rate for the three months ended September 24, 2022 was 27.4% compared to 26.4% for the three months ended September 25, 2021. The increase in income tax expense and tax rate was primarily driven by foreign exchange rate adjustments for the three months ended September 24, 2022.

Results of Operations for the nine months ended September 24, 2022 compared to the nine months ended September 25, 2021
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations.
Revenue

	Nine months ended
(in thousands)	September 24, 2022	September 25, 2021	Change
Franchise royalties and fees	$128,300	$107,240	$21,060	20%
Company-operated store sales	957,487	603,808	353,679	59%
Independently-operated store sales	158,500	160,483	(1,983)	(1)%
Advertising fund contributions	63,807	56,665	7,142	13%
Supply and other revenue	185,447	147,199	38,248	26%
Total revenue	$1,493,541	$1,075,395	$418,146	39%
Franchise Royalties and Fees
Franchise royalties and fees increased $21 million primarily due to same store sales growth as well as additional 40 franchised stores. Franchised system-wide sales increased $429 million or 17%.

Company-operated Store Sales
Company-operated store sales increased $354 million of which $132 million, $98 million and $124 million related to the Maintenance, Car Wash and Paint, Collision and Glass segments, respectively. Company-operated store sales increased primarily due to the addition of 310 company-operated stores year-over-year primarily from the acquisitions of seven glass businesses (which had 156 stores in aggregate), a number of car wash tuck in acquisitions and 10 CARSTAR franchise sites. The acquisition of the glass businesses in the first nine months of 2022 and the acquisition of 10 CARSTAR franchise sites in the fourth quarter of 2021 generated $98 million and $21 million of sales, respectively, for the nine months ended September 24, 2022. Company-operated store sales also increased due to same store sales growth.

Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) decreased $2 million as the benefit of higher volume (same store sales growth) was offset by unfavorable currency translation.

Advertising Fund Contributions
Advertising fund contributions increased by $7 million primarily due to a $429 million, or 17%, increase in franchised system-wide sales from same store sales growth and additional net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $38 million primarily due to growth in product and service revenue within the Platform Services, Paint, Collision and Glass and Maintenance segments due to an increase in system wide sales.

Operating Expenses

	Nine months ended
(in thousands)	September 24, 2022	September 25, 2021	Change
Company-operated store expenses	$580,368	$367,095	$213,273	58%
Independently-operated store expenses	85,396	89,664	(4,268)	(5)%
Advertising fund expenses	63,807	56,665	7,142	13%
Supply and other expenses	109,616	80,417	29,199	36%
Selling, general, and administrative expenses	272,657	218,549	54,108	25%
Acquisition costs	9,981	2,674	7,307	273%
Store opening costs	1,925	1,360	565	42%
Depreciation and amortization	107,628	78,722	28,906	37%
Trade name impairment charges	125,450	—	125,450	NM
Asset impairment charges	2,910	3,161	(251)	(8)%
Total operating expenses	$1,359,738	$898,307	$461,431	51%
Company-Operated Store Expenses
Company-operated store expenses increased $213 million which is commensurate with the increase in Company-operated store sales from the addition of new stores, acquisitions and same store sales growth. Company-operated store expenses continue to increase at a slower rate than company-operated store sales due to effective operational leverage and cost management.

Independently-Operated Store Expenses
Independently-operated store expenses, which are entirely related to the Car Wash segment, decreased $4 million, due to a decrease in Independently-operated store sales which were negatively impacted by unfavorable foreign currency translation.

Advertising Fund Expenses
The $7 million increase in advertising fund expenses represents a commensurate increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses increased $29 million due to an increase in Supply and other revenue as well as higher oil and freight costs incurred in the Platform Services segment.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $54 million due to an increase in employee compensation and other employee-related expense from increased headcount and acquisitions, infrastructure costs, travel costs, legal and professional fees, and marketing expenses.

Acquisition Costs
Acquisition costs increased $7 million. The nine months ended September 24, 2022 included costs associated with the glass business acquisitions and a number of car wash tuck-in acquisitions while the nine months ended September 25, 2021 included costs associated with car wash tuck-in acquisitions.
Store Opening Costs
Store opening costs increased slightly due to an increase in company-operated new store openings and conversions of acquired stores to the Take 5 Quick Lube brand. There were seventeen new company-operated store openings and five Take 5 Quick Lube store conversions in the nine months ended September 24, 2022, compared to eighteen company-operated store openings and four Take 5 Quick Lube store conversions during the nine months ended September 25, 2021.

Depreciation and Amortization
Depreciation and amortization expense increased $29 million due to additional property and equipment and definite-lived intangible assets recognized in conjunction with recent acquisitions and higher current period capital expenditures largely driven by capital expenditures related to growth such as new store openings..

Trade Name Impairment Charges
The Company acquired a number of car wash businesses over the past two years and determined a fair value of each of the associated intangibles including trademarks and customer relationships. During the nine months ended September 24, 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore are discontinuing the use of certain Car Wash trade names that had indefinite lives. As a result, the Company recognized a $125 million non-cash impairment charge.

Asset Impairment Charges
Asset impairment charges decreased slightly for the nine months ended September 24, 2022 compared to the nine months ended September 25, 2021, due to fewer impairments related to property and equipment and operating lease right-of-use assets at closed locations.

Interest Expense, Net

	Nine months ended
(in thousands)	September 24, 2022	September 25, 2021	Change
Interest expense, net	$78,946	$52,390	$26,556	51%
Interest expense, net increased $27 million as a result of a higher average debt outstanding partially offset by lower average interest rates for the nine months ended September 24, 2022. Higher average debt outstanding was primarily due to the issuance of debt in the fourth quarter of 2021 to fund the AGN and other acquisitions and for general corporate purposes.

Loss on Foreign Currency Transactions, Net

	Nine months ended
(in thousands)	September 24, 2022	September 25, 2021	Change
Loss on foreign currency transactions, net	$30,490	$6,356	$24,134	380%
The loss on foreign currency transactions for the nine months ended September 24, 2022 is comprised of a $33 million remeasurement loss on our non U.S. dollar entities including foreign third party long-term debt and intercompany notes and $3 million of unrealized gains on foreign currency hedges that are not designated as hedging instruments. The loss on foreign currency transactions for the nine months ended September 25, 2021 is comprised of a remeasurement loss on our foreign third party long-term debt and intercompany notes of $9 million, partially offset by unrealized gains incurred on foreign currency hedges that are not designated as hedging instruments of $3 million.

Loss on Debt Extinguishment

	Nine months ended
(in thousands)	September 24, 2022	September 25, 2021	Change
Loss on debt extinguishment	$—	$45,576	$(45,576)	(100)%

The loss on debt extinguishment for the nine months ended September 25, 2021 was due to the write-off of remaining unamortized discount associated with the settlement of the Car Wash Senior Credit Facilities.

Income Tax Expense

	Nine months ended
(in thousands)	September 24, 2022	September 25, 2021	Change
Income tax expense	$8,592	$24,445	$(15,853)	(65)%
Income tax expense decreased by $16 million. The effective income tax rate for the nine months ended September 24, 2022 was 35.3% compared to 33.6% for the nine months ended September 25, 2021. The net decrease in income tax expense was primarily driven by a favorable discrete tax adjustment related to the trade name impairment charge for the nine months ended September 24, 2022, and favorable discrete tax adjustments related to non-deductible loss on debt extinguishment as well as tax deductible costs incurred related to the initial public offering for the nine months ended September 25, 2021. The net increase in tax rate was primarily driven by foreign exchange rate adjustments.
Segment Results of Operations for the three months ended September 24, 2022 compared to the three months ended September 25, 2021
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. In addition, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Three months ended
(in thousands, unless otherwise noted)	September 24, 2022	September 25, 2021	Change
Franchise royalties and fees	$11,625	$9,635	$1,990	21%
Company-operated store sales	172,162	125,561	46,601	37%
Supply and other revenue	17,035	9,261	7,774	84%
Total revenue	$200,822	$144,457	$56,365	39%
Segment Adjusted EBITDA	$68,763	$47,894	$20,869	44%

System-Wide Sales
Franchised stores	$239,290	$208,218	$31,072	15%
Company-operated stores	172,162	125,561	46,601	37%
Total System-Wide Sales	$411,452	$333,779	$77,673	23%
Store Count (in whole numbers)
Franchised stores	1,023	992	31	3%
Company-operated stores	574	514	60	12%
Total Store Count	1,597	1,506	91	6%
Same Store Sales %	14.4%	17.0%	N/A	N/A
Maintenance revenue increased $56 million for the three months ended September 24, 2022, as compared to the three months ended September 25, 2021. Franchise royalties and fees increased by $2 million primarily due a $31 million or 15% increase in franchised system-wide sales from same store sales growth and 31 net new franchise stores. Company-operated store sales increased by $47 million primarily due to same store sales growth and 60 net new company-operated stores. Supply and other revenue increased by $8 million primarily due to higher system-wide sales from franchised stores.

Maintenance Segment Adjusted EBITDA increased $21 million primarily due to revenue growth, cost management and operational leverage. We continue to utilize an efficient labor model at company-operated locations.

Car Wash

	Three months ended
(in thousands, unless otherwise noted)	September 24, 2022	September 25, 2021	Change
Company-operated store sales	$98,235	$74,105	$24,130	33%
Independently-operated store sales	40,469	47,941	(7,472)	(16)%
Supply and other revenue	1,599	1,516	83	5%
Total revenue	$140,303	$123,562	16,741	14%
Segment Adjusted EBITDA	$39,098	$37,999	1,099	3%

System-Wide Sales
Company-operated stores	98,235	74,105	24,130	33%
Independently-operated stores	40,469	47,941	(7,472)	(16)%
Total System-Wide Sales	$138,704	$122,046	16,658	14%
Store Count (in whole numbers)			—
Company-operated stores	369	286	83	29%
Independently-operated stores	717	732	(15)	(2)%
Total Store Count	1,086	1,018	68	7%
Same Store Sales %	(9.0)%	6.2%	N/A	N/A

The Car Wash segment is comprised of our car wash sites throughout the United States, Europe and Australia.
Car Wash Segment revenue increased by $17 million driven by the addition of 68 net new stores primarily from a number of acquisitions in the fourth quarter of 2021 and first nine months of 2022, which was partially offset by a 560 basis point unfavorable change in foreign currency rates, unfavorable weather dynamics in the quarter and macro pressure on retail traffic.
Car Wash Segment Adjusted EBITDA increased by $1 million, primarily driven by higher sales, partially offset by higher operating costs.

Paint, Collision & Glass

	Three months ended
(in thousands, unless otherwise noted)	September 24, 2022	September 25, 2021	Change
Franchise royalties and fees	$24,055	$20,280	$3,775	19%
Company-operated store sales	69,413	12,723	56,690	446%
Supply and other revenue	19,782	17,572	2,210	13%
Total revenue	$113,250	$50,575	$62,675	124%
Segment Adjusted EBITDA	$38,919	$22,039	$16,880	77%

System-Wide Sales
Franchised stores	$711,816	$607,579	$104,237	17%
Company-operated stores	69,413	12,723	56,690	446%
Total System-Wide Sales	$781,229	$620,302	$160,927	26%
Store Count (in whole numbers)
Franchised stores	1,625	1,617	8	—%
Company-operated stores	197	30	167	557%
Total Store Count	1,822	1,647	175	11%
Same Store Sales %	15.7%	10.8%	N/A	N/A

Paint, Collision & Glass revenue increased $63 million for the three months ended September 24, 2022, as compared to the three months ended September 25, 2021. The Company-operated store sales increased $57 million, of which $48 million was related to the glass business acquisitions (156 sites) in the first nine months of 2022, $7 million from the acquisition of 10 CARSTAR franchise sites in the fourth quarter of 2021 and same store sales growth. Franchise royalties and fees, which were impacted by differences in the revenue mix by brand, increased by $4 million primarily due to a $104 million or 17% increase in franchise system-wide sales primarily generated by same store sales growth. Supply and other revenue increased by $2 million primarily due to higher vendor rebates resulting from an increase in system wide sales.

Paint, Collision & Glass Segment Adjusted EBITDA increased $17 million primarily due to higher revenue from acquisitions and same store sales growth as well as cost management and operational leverage.
.

Platform Services

	Three months ended
(in thousands, unless otherwise noted)	September 24, 2022	September 25, 2021	Change
Franchise royalties and fees	$9,882	$9,038	$844	9%
Company-operated store sales	1,431	1,465	(34)	(2)%
Supply and other revenue	40,686	31,558	9,128	29%
Total revenue	$51,999	$42,061	$9,938	24%
Segment Adjusted EBITDA	$19,765	$16,254	$3,511	22%

System-Wide Sales
Franchised stores	$129,320	$118,825	$10,495	9%
Company-operated stores	1,431	1,465	(34)	(2)%
Total System-Wide Sales	$130,751	$120,290	$10,461	9%
Store Count (in whole numbers)
Franchised stores	201	200	1	1%
Company-operated stores	1	1	—	—%
Total Store Count	202	201	1	—%
Same Store Sales %	8.7%	15.8%	N/A	N/A
Platform Services revenue increased $10 million primarily due to higher ASP largely driven by inflationary pressure and an increase in platform services customers.
Platform Services Segment Adjusted EBITDA increased $4 million primarily driven by revenue growth, cost management and operational leverage.

Segment Results of Operations for the nine months ended September 24, 2022 compared to the nine months ended September 25, 2021
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Nine months ended
(in thousands, unless otherwise noted)	September 24, 2022	September 25, 2021	Change
Franchise royalties and fees	$32,586	$26,651	$5,935	22%
Company-operated store sales	497,638	365,735	131,903	36%
Supply and other revenue	43,645	25,231	18,414	73%
Total revenue	$573,869	$417,617	$156,252	37%
Segment Adjusted EBITDA	$185,324	$132,895	$52,429	39%

System-Wide Sales
Franchised stores	$670,079	$567,155	$102,924	18%
Company-operated stores	497,638	365,735	131,903	36%
Total System-Wide Sales	$1,167,717	$932,890	$234,827	25%
Store Count (in whole numbers)
Franchised stores	1,023	992	31	3%
Company-operated stores	574	514	60	12%
Total Store Count	1,597	1,506	91	6%
Same Store Sales %	16.0%	24.4%	N/A	N/A
Maintenance revenue increased $156 million driven primarily by a $132 million increase in company-operated store sales from same store sales growth and 60 net new Company-operated stores. Franchise royalties and fees increased by $6 million primarily due to the $103 million or 18% increase in franchised system-wide sales from same store sales growth and 31 net new franchise stores. Supply and other revenue increased by $18 million primarily due to higher system-wide sales from franchised stores.

Maintenance Segment Adjusted EBITDA increased $52 million primarily due to revenue growth, cost management and operational leverage.

Car Wash

	Nine months ended
(in thousands, unless otherwise noted)	September 24, 2022	September 25, 2021	Change
Company-operated store sales	294,526	196,858	$97,668	50%
Independently-operated store sales	158,500	160,483	(1,983)	(1)%
Supply and other revenue	5,131	4,800	331	7%
Total revenue	$458,157	$362,141	$96,016	27%
Segment Adjusted EBITDA	$148,495	$115,223	$33,272	29%

System-Wide Sales
Company-operated stores	$294,526	196,858	$97,668	50%
Independently-operated stores	158,500	160,483	(1,983)	(1)%
Total System-Wide Sales	$453,026	$357,341	$95,685	27%
Store Count (in whole numbers)
Company-operated stores	369	286	83	29%
Independently-operated stores	717	732	(15)	(2)%
Total Store Count	1,086	1,018	$68	7%
Same Store Sales %	(1.8)%	6.2%	N/A	N/A
Car Wash segment is comprised of our car wash sites throughout the United States, Europe and Australia.

Car Wash segment revenue increased $96 million driven by the addition of 68 net new stores primarily due to a number of acquisitions which was partially offset by a (1.8)% decrease in same store sales. Same store sales were negatively impacted by an unfavorable change in foreign currency rates.

Car Wash Segment Adjusted EBITDA increased by $33 million primarily driven by revenue growth as well as cost management and operational leverage.

Paint, Collision & Glass

	Nine months ended
(in thousands, unless otherwise noted)	September 24, 2022	September 25, 2021	Change
Franchise royalties and fees	$69,025	$57,578	$11,447	20%
Company-operated store sales	161,531	37,672	123,859	329%
Supply and other revenue	57,577	49,791	7,786	16%
Total revenue	$288,133	$145,041	$143,092	99%
Segment Adjusted EBITDA	$100,847	$61,534	$39,313	64%

System-Wide Sales
Franchised stores	$2,003,401	$1,722,641	$280,760	16%
Company-operated stores	161,531	37,672	$123,859	329%
Total System-Wide Sales	$2,164,932	$1,760,313	$404,619	23%
Store Count (in whole numbers)
Franchised stores	1,625	1,617	8	—%
Company-operated stores	197	30	167	557%
Total Store Count	1,822	1,647	175	11%
Same Store Sales %	17.5%	12.2%	N/A	N/A

Paint, Collision & Glass revenue increased $143 million for the nine months ended September 24, 2022, as compared to the nine months ended September 25, 2021. Company-owned store revenue increased $124 million, of which $98 million was due to the glass acquisitions (156 sites) in the first nine months of 2022, and $21 million from the acquisition of 10 CARSTAR franchise sites in the fourth quarter of 2021 and same store sales growth. Franchise royalties and fees revenue increased $11 million due to a $281 million or 16% increase in franchised system-wide sales from same store sales growth. Supply and other revenue increased $8 million due to same store sales growth and higher franchise income resulting from an increase in system wide sales.

Paint, Collision & Glass Segment Adjusted EBITDA increased $39 million primarily due to revenue growth from acquisitions and same store sales growth as well as cost management and operational leverage.

Platform Services

	Nine months ended
(in thousands, unless otherwise noted)	September 24, 2022	September 25, 2021	Change
Franchise royalties and fees	$26,689	$23,011	$3,678	16%
Company-operated store sales	3,975	3,911	64	2%
Supply and other revenue	117,704	94,576	23,128	24%
Total revenue	$148,368	$121,498	$26,870	22%
Segment Adjusted EBITDA	$54,471	$44,864	$9,607	21%

System-Wide Sales
Franchised stores	$348,890	$303,209	$45,681	15%
Company-operated stores	3,975	3,911	$64	2%
Total System-Wide Sales	$352,865	$307,120	$45,745	15%
Store Count (in whole numbers)
Franchised stores	201	200	1	1%
Company-operated stores	1	1	—	—%
Total Store Count	202	201	1	—%
Same Store Sales %	14.9%	24.7%	N/A	N/A
Platform Services revenue increased $27 million primarily due to higher ASP largely driven by inflationary pressure and an increase in platform services customers. Also, Franchise royalties and fees increased due to higher Franchised stores system-wide sales primarily from same store sales growth.
Platform Services Segment Adjusted EBITDA increased $10 million primarily driven by a combination of revenue growth, cost management and operational leverage.
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
Driven Brands Funding, LLC (the “Master Issuer”), a wholly owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Master Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with the Securitization Senior Notes. Driven Holdings Revolving Credit Facility also has certain qualitative covenants. As of September 24, 2022, the Co-Issuers and Driven Holdings were in compliance with all covenants under their respective credit agreements.
At September 24, 2022, the Company had total liquidity of $288 million, which included $190 million in cash, and cash equivalents, and $97 million and $0 of undrawn capacity on its 2019 variable funding securitization senior notes and Driven Holdings Revolving Credit Facility, respectively. As of September 24, 2022, the Company also had $2 million of outstanding letters of credit.

The following table illustrates the main components of our cash flows for the nine months ended September 24, 2022 and September 25, 2021:

	Nine months ended
(in thousands)	September 24, 2022	September 25, 2021
Net cash provided by operating activities	$167,652	$198,195
Net cash used in investing activities	(771,768)	(462,721)
Net cash provided by financing activities	282,580	204,845
Effect of exchange rate changes on cash	(7,705)	(2,285)
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(329,241)	$(61,966)
Operating Activities
Net cash provided by operating activities was $168 million for the nine months ended September 24, 2022 compared to $198 million for the nine months ended September 25, 2021. The decrease was due to $56 million payment of transaction costs associated with the AGN acquisition during the nine months ended September 24, 2022 and a $25 million increase in net working capital from timing and an increase in inventory, which were partially offset by $51 million increase in operating results.

Investing Activities
Net cash used in investing activities was $772 million for the nine months ended September 24, 2022 compared to $463 million for the nine months ended September 25, 2021. During the nine months ended September 24, 2022, there was a $210 million increase in net cash paid for acquisitions and $183 million increase in capital expenditures, offset by a $83 million increase in proceeds from sale-leaseback transactions.
For the nine months ended September 24, 2022, we invested $276 million in capital expenditures, compared to $94 million for the nine months ended September 25, 2021. This increase is primarily due to new company-operated store openings within our Car Wash and Maintenance segments, as well as expenditures related to the maintenance of our existing store base and technology initiatives.
Financing Activities
Net cash provided by financing activities was $283 million for the nine months ended September 24, 2022 primarily related to borrowings on the revolving credit facility, which was partially offset by the repayment of senior securitization notes. Net cash provided by financing activities was $205 million for the nine months ended September 25, 2021 primarily resulting from our $722 million repayment of the Car Wash Senior Credit Facilities, $43 million in repurchases of our common stock, and $22 million payment related to the termination of our interest rate swaps. These were offset by the $761 million in proceeds from our IPO and the underwriters’ exercise of their over-allotment option, net of underwriting discounts and $247 million net proceeds from borrowings under the Driven Holdings Revolving Credit Facility. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.
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
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 24, 2022. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of September 24, 2022, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 24, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

High levels of economic inflation may affect our ability to pay interest on and principal of our long-term debt obligations
The United States is experiencing historically high levels of price inflation across a wide variety of economic sectors. There can be no assurances as to how high such inflation will go and/or how long such elevated levels of inflation may persist. High levels of inflation may influence employee and staffing costs and costs of goods and services required to be purchased by the Company and its Franchisees. Driven and its Franchisees may not be able to offset the negative impact of inflation with increased prices. In addition, high levels of inflation may influence demand for products purchased by Driven Brands’ customers. Any of the above could have a material adverse effect on our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
On November 3, 2022, the Company entered into an amendment to the employment agreement (the “Amendment”) with Tiffany Mason, the Company’s Chief Financial Officer. The Amendment extends the term of her employment agreement to March 2, 2026, and provides that (1) upon her termination for any reason, Ms. Mason would be entitled to any cash bonus for a completed fiscal year prior to her termination, if such bonus has not been paid prior to her termination and (2) she would be entitled to severance payments in the event she resigns for Good Reason (as such term is defined in the Amendment).

The Amendment does not change Ms. Mason’s salary or incentive compensation as set forth in the 2022 Company’s Proxy Statement.

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

Date: November 4, 2022

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

By:	/s/ Michael Beland
Name:	Michael Beland
Title:	Senior Vice President and Chief Accounting Officer