Form 10-K
period 2022-12-31
Driven Brands Holdings Inc.
filed 2023-03-01
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer ☒
Non-accelerated filer ☐

Accelerated filer ☐
Small reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates, was approximately $1.6 billion as of June 25, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 27, 2023, there were 167,438,166 shares of Common Stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Driven Brands Holdings Inc.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this document, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our strategy, outlook, and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; and (iv) the competitive environment in which we operate. Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy, and other future conditions, and involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause our results to vary from expectations include, but are not limited to:
•our ability to compete with other businesses in the automotive aftermarket industries, including other international, national, regional, and local repair and maintenance shops, paint and collision repair shops, oil change shops, glass repair and replacement shops, car washes, automobile dealerships, and suppliers of automotive parts;
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
•changes in consumer preferences, perceptions, and spending patterns;
•changes in general economic conditions and the geographic concentration of our locations, which may affect our business;
•changes in the cost of, availability of and shipping costs of automobile supplies, parts, paints, coatings, and motor oil;
•changes in the availability or cost of labor, including health care-related or other costs;
•our ability to attract and retain qualified personnel;
•changes in interest rates, commodity prices, energy costs, foreign exchange rates, and inflation which impact expenses;
•global events, including military conflicts;
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
•the operational and financial success of franchised, independently-operated, and company-operated locations;
•the willingness of franchisees to participate in and comply with our business model and policies;
•our ability to successfully enter new markets and complete construction, including renovations, conversions, and build-outs of existing and additional locations;
•risks associated with implementing our growth strategy, including our ability to open additional domestic and international franchised, independently-operated, and company-operated locations and to continue to identify, acquire, and refranchise automotive aftermarket businesses, and the willingness of franchisees to continue to invest in and open new franchises;
•the potential adverse impact of strategic acquisitions;
•additional leverage incurred in connection with acquisitions or other capital expenditure initiatives;
•the effect of the media’s reports and social media on our reputation;
•the effectiveness of our marketing and advertising programs;
•weather and the seasonality of our operations;
•increased insurance and self-insurance costs;

•our ability to comply with existing and future health, employment, data privacy, environmental, and other government regulations;
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
•catastrophic events, including war, terrorism, and other international conflicts, public health issues (including the coronavirus pandemic and the availability of vaccinations) or natural disasters;
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

Part I

Driven Brands Holdings Inc. is a Delaware corporation and the successor to RC Driven Holdings LLC, a Delaware limited liability company formed in 2015. On July 6, 2020, RC Driven Holdings LLC converted into a corporation under the laws of the state of Delaware and changed its name to Driven Brands Holdings Inc. As used herein, “Driven Brands,” the “Company,” “us”, “we,” “our,” and similar terms include Driven Brands Holdings Inc. and its consolidated subsidiaries, unless the context dictates otherwise.
Item 1. Business
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,800 locations across 49 U.S. states and 13 other countries. Our scaled, diversified platform provides high-quality services to an extensive range of consumer and commercial customers who rely on their automobiles in all economic environments to get to work and in many other aspects of their daily lives. Our breadth of services cover a wide variety of automotive needs, including paint, collision, glass, and repair services, as well as a variety of high-frequency services, such as oil changes and car washes. We have generated consistent recurring revenue and strong operating margins, with limited maintenance capital expenditures. Our network generated approximately $2.0 billion in revenue from approximately $5.6 billion in system-wide sales in 2022.
The Company operates and reports financial information on a 52 or 53 week year with the fiscal year ending on the last Saturday in December. Our 2022 fiscal year ending December 31, 2022 consisted of 53 weeks and our 2021 and 2020 fiscal years ending December 25, 2021 and December 26, 2020, respectively, consisted of 52 weeks.
We are the largest provider of diversified automotive services in North America and have a portfolio of well known brands, including CARSTAR®, IMO®, MAACO® (“Maaco”), Meineke Car Care Centers® (“Meineke”), PH Vitres D’Autos® (“PH”), Take 5 Oil Change® (“Take 5 Oil”), Take 5 Car Wash®, Auto Glass Now® (“AGN”), Fix Auto USA® (“Fix Auto”), and 1-800-Radiator & A/C® (“1-800 Radiator”), among others. Building from a 50 year history in the category with some of the most recognizable brands in the industry, our diversified platform caters to almost any automotive service occasion.
The network benefits of bringing these offerings together on the Driven Brands platform are tangible. Leveraging our scale and combined resources, we have invested heavily in the creation of unique and powerful shared services, which we believe provide each brand with more resources and produce better results than any individual brand could achieve on its own. Our locations are strengthened by ongoing training initiatives, targeted marketing enhancements, procurement savings, and cost efficiencies, driving revenue and profitability growth for both Driven Brands and for our franchisees. Our performance is further enhanced by a data analytics engine, which has gathered data points from approximately 30 million unique customers.
Our Core Competencies
Driven Brands has a long track record of delivering strong growth and market share gain through same store sales performance, organic store count growth, and acquisitions utilizing our proven playbook for growth. We believe our diversified platform is uniquely capable of offering a compelling and convenient service proposition to our customers by providing a wide breadth of services for all vehicle types and across multiple service categories including paint, collision, glass, repair, oil change, maintenance, and car wash.
The execution of organic real estate development and successful mergers and acquisitions is a core competency and an important shared service capability across the Driven Brands platform. We have invested in and built out a dedicated team, and supporting infrastructure to support organic development, including market planning, site selection, engineering and construction, and store openings. Similarly, we have also invested in our mergers and acquisitions team and infrastructure processes to systematically source, perform due diligence on, acquire, and integrate acquired locations. Since 2020, we have accelerated our organic openings and completed more than 100 acquisitions.
Since entering the Car Wash segment in 2020 through our acquisition of International Car Wash Group (“ICWG”) with over 900 locations across 14 countries, we have significantly expanded our Car Wash footprint in the U.S. by completing tuck-in acquisitions of more than 160 tuck-in locations. Simultaneously, we have continued to invest in our greenfield development pipeline opening 30 locations in 2022 with a pipeline of more than 250 future locations.
In 2022, our expansion into the U.S. glass market allowed us to add 174 locations along with their mobile presence to further complement our broad offering to both consumer and commercial customers, including our existing insurance customers. Similar to Car Wash, we have ramped up our development pipeline, which will be an important focus of the business in addition to tuck-in acquisitions.
We believe that we remain optimally positioned to continue our long and successful track record of acquisitions, both in our existing service categories, as well as into new, complementary ones, which will provide us with new organic and acquisition growth opportunities in highly fragmented service categories. In addition, the evolving vehicle technology landscape provides numerous opportunities for Driven Brands to leverage its scale and core competencies to continue to expand our market share.
Our organic growth and acquisition strategy is enhanced by our data analytics engine, which is powered by internally-collected data from consumers, their vehicles, and services that are provided to us at each transaction, and further enriched by third-party data. This powerful data gathering capability holds data from more than 30 million unique customers, which we use throughout our platform for improving our marketing and customer prospecting capabilities, measuring location performance, enhancing store-level operations, and optimizing our real estate site selection. As we grow organically and through acquisitions, we believe the power of our shared services and data analytics will grow and will continue to be a key differentiator for our business.
Our Growth Strategies
We plan to continue to grow our business by executing on the following strategies:
Grow Our Brands with New Locations
We have a proven track record of unit growth and believe our competitive strengths provide us with a solid financial and operational foundation that positions us to deliver sustained and predictable store growth. Our ability to grow through a variety of strategies, including organic franchised and company-operated growth as well as M&A, provides us flexibility to deliver against plans.
Our franchise growth is driven both by new store openings as well as through conversions of independent market participants that do not have the benefits of our scaled platform. Our attractive unit economics, national brand recognition, strong insurance and fleet customer relationships, and beneficial shared services capabilities provide highly compelling economic benefits for our franchisees, resulting in a strong desire to join and stay within our network. As of December 31, 2022, we had agreements to open more than 1,200 new franchised units, which provides us with visibility into future franchise unit growth.
Additionally, we continue to expand our company-operated Take 5 Oil, Take 5 Car Wash, and Auto Glass Now footprint through new greenfield openings as well as tuck-in acquisitions and conversions. The oil change, car wash, and glass repair and replacement markets in North America are highly fragmented, providing significant runway for continued growth. The success of our company-operated locations is supported by our deep data analytics capabilities that use proprietary algorithms and insights to enable optimal site identification and selection. With low net start-up costs and strong sales ramp, company-operated locations provide highly attractive returns, and we believe there is ample whitespace in existing and adjacent markets for continued unit growth.
Continue to Drive Same Store Sales Growth
We have demonstrated an ability to drive attractive organic growth with positive same store sales performance over 14 of the past 15 years. We believe that we are well positioned to continue benefiting from this momentum by executing on the following growth levers:
•Continued Commercial Partnership Expansion: We are proactively growing our commercial partnerships and winning new customers by being a highly convenient and cost effective “one-stop-shop” service provider that caters to the extensive suite of automotive service needs for commercial fleet operators and insurance carriers. These customers want to work with nationally scaled and recognized chains with broad geographic coverage, extensive service offerings, strong operating metrics, and centralized billing services. We are dedicated to expanding partnerships with existing commercial customers as well as attracting new national and local customers.
•Continued Growth of Subscription Car Wash Revenue Model: Since acquiring ICWG in 2020, we have expanded our subscription membership program across our U.S. car wash stores to approximately half of domestic car wash revenue in 2022. In addition to fostering strong customer loyalty to our stores, we believe the subscription program also generates predictable and recurring revenue and provides incremental data and customer insights, further strengthening our data analytics capabilities. We believe there is significant opportunity to continue to grow our subscription program.

•Leverage Data Analytics to Optimize Marketing, Product Offerings, and Pricing: We have large, dedicated brand marketing funds supported by contributions from our franchisees, and in 2022 we collected and spent approximately $131 million for marketing across our brands. Insights from our data analytics engine enhance our marketing and promotional strategy to drive growth in unit-level performance. For instance, our proprietary data algorithms help optimize lead generation and conversion through personalized, targeted, and timely marketing promotions that provide customers with the optimal offer at the right time. In addition, our data provides insights that are enabling us to identify and roll out new product offerings, improve menu design, and optimize pricing structure across our brands. Use cases like these are regularly tested, refined, and deployed across our network to drive store performance.
We believe that the benefits we receive from this capability will continue to grow as we leverage our data to capture additional share of wallet from our existing customers in addition to growing our customer base.
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
•Utilize Purchasing Strength from Procurement Programs: Driven Brands currently provides our network with lower pricing on supplies than it could otherwise achieve independently, thereby augmenting the value proposition to new and existing franchisees and other network members as well as the earnings of our independently-operated and company-operated locations. Our procurement programs provide us with recurring revenue via supplier rebates and product margin. As we continue to grow organically and through acquisition, we believe we are well-positioned to continue driving lower procurement pricing and more benefits to our overall system.
Segment Information
Our suite of automotive services includes the following segments:
Maintenance
Our Maintenance segment is primarily comprised of the Take 5 Oil and Meineke brands. Our Maintenance brands service a combination of retail and commercial customers, such as fleet operators, through 1,645 total locations as of December 31, 2022. Our maintenance services include oil changes and other regularly scheduled or as-needed automotive services, including vehicle component repair and replacement.
Founded in 1984, Take 5 Oil specializes in providing efficient drive-thru-style oil changes. Take 5 Oil’s 257 franchised and 593 company-operated locations as of December 31, 2022, primarily offer oil changes to retail and commercial customers. We believe Take 5 Oil offers a best-in-class operating model through its convenient drive-thru stay-in-your-car format, simple, focused menu, industry-leading speed of service, and low-pressure sales environment, which is designed to generate strong customer satisfaction, high frequency of use, and attractive unit level economics. Furthermore, Take 5 Oil’s compact store format and unique shallow pit design are intended to reduce upfront build out costs, increase efficiency, and provide real estate flexibility. Take 5 Oil’s franchising efforts are experiencing strong momentum and are expected to continue to drive long-term unit growth through its robust and growing pipeline of franchise commitments.
Our other maintenance services offered at 795 locations as of December 31, 2022 are 100% franchised and predominantly operate under the Meineke brand. Founded in 1972, Meineke offers an extensive set of total car care services to retail customers and commercial fleet programs, including maintenance, repair, and replacement of components, such as brakes, heating and cooling systems, exhaust, and tires and is known as an automotive services industry pioneer. We believe Meineke is a strong, well-known brand with high brand awareness and customer satisfaction due to its high-quality service, extensive range of service offerings, and the convenience of a nationwide network of locations.
Car Wash
We are the world’s largest conveyor car wash company by location count with 1,111 total locations across North America, Europe, and Australia as of December 31, 2022. Our services primarily consist of express-style exterior car wash services that utilize an automated conveyor belt to pull vehicles along a track where they are machine washed.

Our car wash services in Europe and Australia are primarily offered through the IMO brand, which has a proud history of over 55-years of providing express-style conveyor car wash services. IMO’s operations appeal to a broad consumer base seeking a low-cost and high-speed car wash at easily-accessible locations. Our 721 international locations as of December 31, 2022 operate an independent operator model, whereby a third-party is responsible for site-level labor and receives commissions based on a percent of site revenue from car washes, resulting in high margins and predictable free cash flow for Driven Brands.
Since entering the North American market in 2015, we have grown to become the one of the largest domestic operators of conveyor car wash sites with 390 company-operated locations across the United States as of December 31, 2022. We believe that our highly-attractive value proposition, focused on affordability, convenience, and speed of service, resonates with our customers and encourages a high frequency of use in any economic environment. To further strengthen customer loyalty and visit frequency, we also utilize a subscription membership program, which in 2022, accounted for approximately half of our domestic car wash revenue. As one of the few scaled players in the highly fragmented North American market, we believe we are well-positioned for continued unit growth, both through greenfield openings and tuck-in acquisitions. During 2022, we began rebranding our domestic car wash locations to Take 5 Car Wash as a complement to our brand portfolio.
Paint, Collision & Glass
Our Paint, Collision & Glass segment is primarily composed of the CARSTAR, ABRA, Fix Auto, Maaco, Uniban, and AGN brands and serves both retail and commercial customers through 1,846 total locations as of December 31, 2022. Our collision services include full collision repair and refinishing services; our paint services include full body repainting and touch-up, surface preparation and protection, and refinishing and other cosmetic repairs; and our glass services include replacement, repair, and calibration services for automotive glass.
Our collision repair services are primarily offered through CARSTAR, ABRA, and Fix Auto, which were founded in 1989, 1984, and 1997, respectively, and together comprise the largest franchised collision repair network in North America. Our 1,005 collision locations as of December 31, 2022 are 99% franchised and offer full collision repair and refinishing services in addition to other cosmetic repairs.
Our paint services are offered through Maaco, which was founded in 1972. Our 417 franchised locations, as of December 31, 2022, offer an extensive suite of services including paint services, surface preparation, protection and refinishing, reconditioning, and other cosmetic external and internal repairs. Maaco primarily serves retail customers and commercial fleet operators and provides strong retail customer service at a much lower average price point than most collision centers, making it an economical option for minor auto body repair when customers prefer to not file a claim.
We operate in the auto glass and replacement industry in Canada through Uniban, which was founded in 1977, and is known as a leader in the category. In 2022, we expanded our offerings to the U.S., primarily through the acquisition of AGN, along with several smaller acquisitions, making us the second-largest glass services business in the U.S. Our 219 franchised and 205 company-operated glass services locations across the U.S. and Canada as of December 31, 2022 primarily offer replacement, repair, and calibration services for automotive glass to retail customers as well as commercial fleet operators and insurance carriers. We also offer technology-enabled glass claims management services for insurance carriers, which drives incremental business to our glass service locations and our distribution business and are complementary to our paint and collision businesses.
Our Paint, Collision & Glass segment maintains collaborative relationships with the top insurance carriers in the U.S. and Canada, which generate approximately $1.5 billion in Paint, Collision & Glass system wide sales.
Platform Services
Our Platform Services segment is primarily composed of the 1-800 Radiator, PH, Spire Supply, and Automotive Training Institute (“ATI”) brands. This segment provides significant benefits to our brands by driving organic growth opportunities through procurement, distribution, and training services as well as growth opportunities through acquisition target sourcing.
Our distribution services are primarily offered through 1-800 Radiator, which was founded in 2001, and is one of the largest franchised distributors in the automotive parts industry. 1-800 Radiator’s 203 locations, as of December 31, 2022, are almost exclusively franchised and distribute a broad, diverse mix of long-tail automotive parts, including radiators, air conditioning components, and exhaust products to automotive repair shops, auto parts stores, body shops, and other auto repair outlets. 1-800 Radiator’s best-in-class operating model is fueled by proprietary algorithmic sourcing technology that enables franchisees to effectively order inventory, manage pricing, and deliver parts to customers within hours. Additionally, 1-800-Radiator’s extensive distribution relationships provide Driven Brands with deep data insights and a large, actionable list of prospective acquisition targets, complementing the attractive free cash flow generation of the business.

Founded in 1967, PH distributes windshields and glass accessories through a network of distribution centers across Canada and provides direct installation services. PH is the main glass distributor to our company-operated and franchised Uniban locations. In addition, PH is the market leader in the province of Quebec and has a growing presence in Ontario.
In 2017, we launched Spire Supply, an in-house distributor of consumable products, such as oil filters and wiper blades, which currently serves all Take 5 Oil locations and a portion of our Meineke stores. Spire Supply provides attractive pricing to franchisees relative to other options as well as incremental EBITDA to Driven Brands, by reducing spend that would otherwise be paid to third-party vendors. In addition, Spire Supply simplifies operations for franchisees and company-operated stores by reducing inventory needs and ensuring availability of supplies through automatic replenishment.
Our financial and operational training services are offered through ATI, a leading provider of training services to repair and maintenance, and paint and collision shops. ATI’s core offering is a multi-year training package that is typically paid for through a monthly subscription. We believe ATI’s leading training program further enhances Driven Brands’ training platform, providing opportunities to improve operational support and increase profitability for both Driven Brands and our franchisees. In addition, ATI’s deep customer database of automotive shops provides us with a pipeline for future franchise development and acquisitions.
Franchising Strategy
Our franchising strategy is to grow certain of our brands’ footprints in a capital efficient manner. Our franchise model leverages our proven brand playbooks, the market planning and site selection capabilities of our best-in-class development team, and the local market expertise of highly-motivated owners. Our attractive unit economics, national brand recognition, strong commercial fleet and insurance customer relationships, and beneficial shared service capabilities provide highly compelling economic benefits for our franchisees, resulting in a strong desire to join and stay within our network. As of December 31, 2022, we have agreements to open more than 1,200 new franchised units, which provides us with clear visibility into future franchise unit growth.
We have a strong track record of opening stores with existing and new franchisees, and we follow strict guidelines in selecting and approving franchisees, who go through extensive interview processes, background checks, and are subject to financial and net-worth-based requirements.
Franchise Agreements
For each of our franchisees across our brands, we enter into a franchise agreement covering standard terms and conditions. Under our franchise agreements, we generally grant franchisees the right to operate using our marks and operating system for an initial term (generally 5 to 20 years) with the option to renew their agreements. All proposed new store sites require formal approval from us. Generally, franchisees pay Driven Brands a lump sum initial franchise license fee and ongoing franchise royalties, typically based on a percentage of gross sales. Franchisees of some of our brands also make, or may be required to make, contributions towards marketing funds, typically based on a percentage of gross sales or, in some instances, based on a flat amount or weekly marketing budgets in the applicable designated marketing area.
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
We support our franchisees with brand-specific services (e.g., brand marketing, franchise support, and operations) and comprehensive shared services (e.g., centralized marketing support, consumer insights, procurement program savings, commercial fleet, training, development, finance, and technology services).
Company-Operated Store Strategy
Our company-operated store strategy involves growing our Take 5 Oil, Take 5 Car Wash, and AGN footprint through a combination of greenfield openings as well as acquiring and converting stores based on our focused market expansion plan. Our best-in-class simple operating model, minimal labor requirements, and low fixed costs drive highly attractive unit-level economics for our company-operated stores. Furthermore, Driven Brands’ acquisition and integration teams have a successful track-record of acquiring independent market participants and chains and converting them to our superior operating model. Our conversion playbook drives cost savings from procurement savings and general and administrative cost synergies as well as consistent revenue growth following the conversion to our model and implementation of our operational improvements and data-driven marketing programs.

Independent Operator Agreements
Nearly all of our car wash locations outside of North America operate an independent operator model, where a third party is responsible for site-level labor and receives commissions based on a percentage of site revenue from car washes. At our independently-operated sites, we enter into an independent operator agreement covering the commission paid to the independent operator for our car wash services, terms relating to other services offered by the independent operator at the location from which we do not receive any revenue, and other standard terms and conditions including with respect to protection of confidential information, our intellectual property and customer data, standards relating to sub-contracting, indemnification, and termination.
Marketing Strategy
Our marketing strategy highlights the needs-based service offerings and value propositions of each of our brands. We focus our marketing efforts on areas we believe will yield the highest rate of return, including the development of tailored marketing campaigns targeted at specific customers when we know they are in need of one of the services provided by our brands.
We use a variety of marketing techniques to build awareness of, and create demand for, our brands and the products and services they offer. Our advertising strategy includes CRM, social and digital media as well as television, print, radio, and sponsorships. We have implemented highly professionalized and data-driven marketing practices and have dedicated brand marketing funds supported by contributions from our franchisees.
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
Government Regulations and Other Regulatory Matters
Our operations are subject to numerous federal, state, local, and provincial laws and regulations in North America, Europe, and Australia in areas such as consumer protection, occupational licensing, environmental protection, data privacy, labor and employment, tax, permitting, and other laws and regulations. In certain jurisdictions, we must obtain licenses or permits in order to comply with standards governing employee selection, training, and business conduct.
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
We are not aware of any federal, state, local, provincial, or other laws or regulations that are likely to materially alter or impact our revenues, cash flow, or competitive positions or result in any material capital expenditures. However, we cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation or regulations or the future interpretation of any existing laws, including any newly enacted laws, that may impact us or our franchisees.
Employees and Human Capital Resources
As of December 31, 2022, we employed approximately 11,000 full-time employees, including approximately 9,200 employees at company-operated locations. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain, and motivate our employees, executive officers, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We strive for exceptional performance and results, which is why meritocracy and performance-based compensation are part of our core values. We provide employees the opportunity to grow and to be rewarded based on results.
Our franchises are independently owned and operated businesses. As such, employees of our franchisees are not employees of Driven Brands. Our independent operators at independently-operated car wash locations are responsible for the site-level labor and as such, are not employees of Driven Brands.
Intellectual Property
Our trademarks are important to our marketing efforts and conduct of business. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the United States or other jurisdictions in which we operate. Trademarks that are important in identifying and distinguishing our products and services include, but are not limited to ABRA®, CARSTAR®, DrivenBrands®, IMO®, MAACO®, Meineke Car Care Centers®, PH Vitres D’Autos®, Spire Supply®, Take 5 Oil Change®, Take 5 Car Wash®, Uniban®, Auto Glass Now®, and 1-800-Radiator & A/C®. We also license or sublicense, as applicable, the Fix Auto USA® trademark for use in connection with our business in the United States. We also own domain names, including our primary domain “www.drivenbrands.com.”
Seasonality
Seasonal changes may moderately impact the demand for our automotive repair and maintenance services, car washes, and products. For example, customers may purchase fewer undercar services during the winter months, when miles driven tend to be lower. In addition, customers may defer or forego car washes or vehicle maintenance such as oil changes at any time during periods of inclement weather.
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
Use of Website to Provide Information
From time to time, we have made and expect in the future to use our website as a channel of distribution of material information regarding the Company. Financial and other material information regarding the Company is routinely posted on our website and accessible at https://investors.drivenbrands.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. The contents of our websites are not incorporated into this Annual Report.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. These risks include those described below and may include additional risks and uncertainties not currently known to us or that we currently deem immaterial. These risks could adversely affect our results of operations, financial condition, business reputation, or business prospects. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures before making an investment decision regarding our securities. If any of these risks occur, the trading price of our common stock could decline, and you could lose all or part of your investment.
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:
•Competition may harm our business and results of operations.
•Changes in consumer preferences and perceptions, and in economic, market, and other conditions could adversely affect our business and results of operations.
•Our business is affected by the financial results of our franchisees.
•Increases in operating costs, including labor and commodity costs and interest rates have, and may again in the future, adversely affect our results of operations.
•Our business is affected by advances in automotive technology.
•We depend on key suppliers, including international suppliers, to deliver timely high-quality products at quantities and prices similar to historical levels.
•We may not be able to execute on our plans to open additional locations and enter new markets.
•Our business may be adversely impacted by our indebtedness, including additional leverage in connection with acquisitions and other capital expenditure initiatives.
•If franchisees and other licensees do not observe the required quality and trademark usage standards, our brands may suffer reputational damage, which could in turn adversely affect our business.
•We are heavily dependent on computer systems and information technology and any material failure, interruption or security breach of our computer systems or technology or failure to effectively implement new systems as a part of our ongoing technology improvements could impair our ability to efficiently operate our business or timely or accurately prepare financial reports.
•Our failure or our franchisees and independent operators’ failure to comply with health, employment and other federal, state, local and provincial laws, rules and regulations may lead to losses and harm our brands.
•The documents governing our indebtedness have restrictive terms and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.
•The Securitization Senior Notes Indenture governing the securitized debt facility may restrict the cash flow from the entities subject to the securitization to us and our subsidiaries and, upon the occurrence of certain events, cash flow would be further restricted.
•We are a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.
•Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

Risks Relating to Our Business
Competition may harm our business and results of operations.
The automotive aftermarket industry is highly competitive, and we are subject to a wide variety of competitors across the “do it for me” (“DIFM”) and “do-it-yourself” (“DIY”) automotive services industries. Competitors include international, national, regional and local repair and maintenance shops, paint and collision repair shops, glass repair and replacement shops automobile dealerships, oil change shops, car wash businesses and suppliers of automotive parts, including online retailers, wholesale distributors, hardware stores, and discount and mass market merchandise stores. The large number and variety of market participants creates intense competition with respect to the scale, geographic reach, price, service, quality, brand awareness, customer satisfaction, and adherence to various insurance carrier performance indicators. Some of our competitors have consolidated smaller and independent automotive services brands and shops to achieve additional efficiencies and economies of scale.
Certain of our competitors may have greater brand recognition, as well as greater financial, marketing, operating, and other resources, which may give them certain competitive advantages with respect to some or all of these areas of competition. Some of our competitors have engaged and may continue to engage in substantial price discounting in response to economic weakness and uncertainty, which may adversely impact our sales and operating results. We expect competition to continue to intensify as existing competitors continue to expand operations, product offering mixes, and promote aggressive marketing campaigns and new competitors emerge. These increased competitive pressures could have a material adverse effect on our business, financial condition, and operating results.
Changes in consumer preferences and perceptions, and in economic, market, and other conditions could adversely affect our business and results of operations.
Demand for our products and services have been affected in the past, and may be affected in the future, by a number of factors, including:
•The number and age of vehicles in operation, as vehicles of a certain age (typically older than three to five years) may no longer be under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles. A smaller, younger population of vehicles in operation could lessen demand for our services.
•Rising energy prices, because increases in energy prices may cause customers to defer certain repairs or purchases because they use a higher percentage of their income to pay for gasoline and other energy costs and drive their vehicles less frequently, resulting in less wear and tear and lower demand for repairs and maintenance.
•Advances and changes in automotive technology and parts design, may result in cars needing repairs and maintenance, such as motor oil changes, less frequently and parts lasting longer, may make customers more likely to use dealership automotive repair services, or may increase the cost to our locations to obtain relevant parts or training for employees.
•Economic downturns, as declining economic conditions may cause customers to defer vehicle maintenance, repairs, oil changes, car washes, or other services, obtain credit, or repair and maintain their vehicles themselves. During periods of good economic conditions, consumers may decide to purchase new vehicles rather than having their older vehicles serviced. In addition, economic weaknesses and uncertainty may cause changes in consumer preferences, and if such economic conditions persist for an extended period of time, this may result in consumers making long-lasting changes to their spending behaviors in the automotive aftermarket markets.
•Weather, as mild weather conditions may lower the failure rates of automotive parts or result in fewer accidents or slower deterioration of paints and coatings, resulting in the need for fewer automotive repairs and less frequent automotive maintenance services. In addition, inclement weather may cause customers to defer or forego vehicle maintenance, such as oil changes and car washes.
•Consumer resistance to changing service providers because they may be unfamiliar with their vehicle’s mechanical operation and, as a result, may select a service provider they have patronized in the past, or may continue to return to the dealership where they bought their vehicle for repairs. Increasing complexity in the systems used in vehicles exacerbates this risk.
•Restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation, which limits our ability to perform maintenance and repairs.
•Negative publicity associated with any of our services and products, or regarding the automotive aftermarket industries generally, whether or not factually accurate, could cause consumers to lose confidence in, or could harm the reputation of our brands.
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
•demographic trends;
•employment levels and wage rates, and their effects on the disposable income and actual or perceived wealth of potential customers and their consumption habits, which may impact traffic and transaction size;
•variations in the timing and volume of sales at our locations;
•changes in frequency of customer visits;
•changes in driving and traffic patterns;
•type, number, and location of competitors;
•variations in the cost of, availability of and shipping costs of motor oil and automobile supplies, parts, paints, refinish coatings, and car wash supplies;
•unexpected slowdowns in business or operational support efforts;
•changes in the availability or cost of labor, including health care-related or other costs;
•the timing of expenditures in anticipation of future sales at our locations;
•an inability to purchase sufficient levels of advertising or increases in the cost of advertising;
•increases in national, federal, state, local, and provincial taxes in the countries in which we operate, including income taxes, indirect taxes, non-resident withholding taxes, and other similar taxes, as well as changes in tax guidance and regulations and the impact on our effective tax rate;
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
Our business is impacted by the operational and financial success of our franchisees, including the franchisees’ implementation of our strategic plans and their ability to secure adequate financing to execute those plans. When our franchisees are impacted by weak economic conditions and are unable to secure adequate sources of financing, their financial health worsens, our revenues may decline and we may need to offer extended payment terms or make other concessions. In limited circumstances, we also may be required to make lease payments without being able to collect sublease payments on domestic locations that we lease from landlords and then sublease to the franchisees in the event franchisees fail to pay rent under the subleases. Additionally, refusal on the part of franchisees or any franchisee association to renew or restructure their franchise agreements may result in decreased payments from franchisees. Entering into restructured franchise agreements may result in reduced franchisee payment royalty rates in the future. Furthermore, if our franchisees are not able to obtain the financing necessary to complete planned remodel and construction projects, they may be forced to postpone or cancel such projects.
The employees of franchisees are not our employees. We provide training and support to franchisees, but the quality of franchised store operations may be diminished by factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and revenues could decline.
Our business is affected by advances in automotive technology.
The demand for our automotive repair and maintenance services and products may be adversely affected by continuing developments in automotive technology, including self-driving and electric vehicles and shared mobility. Some cars produced by certain automotive manufacturers last longer and require service and maintenance at less frequent intervals, or they may require more specialized service and maintenance than we offer at our locations. Quality improvement of manufacturers’ original equipment parts has in the past reduced, and may in the future reduce, demand for our services and products, adversely affecting our sales. For example, manufacturers’ use of stainless steel exhaust components has increased the life of those parts, thereby decreasing the demand for exhaust repairs and replacements. Longer and more comprehensive warranty or service programs offered by automobile manufacturers and other third parties also could adversely affect the demand for our products and services. New automobile owners may also choose to have their cars serviced by a dealer during the period that the car is under warranty. In addition, advances in automotive technology, such as accident-avoidance technology, continue to require us to incur additional costs to update diagnostic capabilities and technical training programs or may make providing such training programs more difficult. These advances could increase our costs and reduce our profits and may materially and adversely affect our business and results of operations.
Certain restrictions may prevent us from providing our services and products to customers.
We may not be able to provide our products and services to certain customers because they have contractual relationships with third parties to service their vehicle, we may not be able to acquire the necessary diagnostic tools and repair information because of restrictions imposed by the original vehicle manufacturers or by governmental regulation may cause vehicle owners to rely on dealers to perform maintenance and repairs, or insurance companies may require repair technicians to hold certain certifications that our locations’ personnel do not hold. Such restrictions could adversely impact our revenues, results of operations, business, and financial conditions.
Increases in operating costs, including labor and commodity costs and interest rates have, and may again in the future, adversely affect our results of operations.
Recent increases in employee wages, benefits, and insurance and other operating costs such as commodity costs, legal claims, insurance costs, and costs of borrowing have adversely affected our operations and administrative expenses at our locations and may do so again in the future. Factors beyond our control may cause our operating costs to increase, such as weather conditions, natural disasters, disease outbreaks, global demand, product recalls, inflation, civil unrest, tariffs, and government regulations. For example, franchisees and independent operators may, and in certain cases are required to, offer access to health care benefits to certain of their employees and we may offer access to health care benefits to certain of our employees at company-operated locations. Similarly, increases in gasoline prices could result in the imposition of fuel surcharges by distributors used by us and our franchisees, which would increase the cost of operations. Any increase in such costs for our locations could reduce our and our franchisees’ sales and profit margins if we choose not, or are unable, to pass the increased costs to our customers.
In addition, increases in interest rates may impact land acquisition and construction costs as well as the cost and availability of credit and locations available to lease, thereby adversely affecting our and our franchisees’ ability to finance the development of additional locations and maintenance of existing locations. Inflation can also cause increased commodity, labor, and benefits costs which could reduce the profitability of our locations. Increases in labor costs could make it difficult to find new independent operators and may require us to pay higher commissions to existing independent operators. Any of the foregoing increases could adversely affect our and our franchisees’ business and results of operations.
High levels of economic inflation may increase our operating costs, influence demand for our products, and impact the profitability of our business.
The U. S. is experiencing historically high levels of price inflation across a wide variety of economic sectors. There can be no assurances as to how high such inflation will go and/or how long such elevated levels of inflation may persist. High levels of inflation may influence employee and staffing costs and costs of goods and services required to be purchased by the Company and its Franchisees. Driven Brands and its Franchisees may not be able to offset the negative impact of inflation with increased prices. In addition, high levels of inflation may influence demand for products purchased by Driven Brands’ customers. Any of the above could have a material adverse effect on our results of operations.
Our locations may experience difficulty hiring and retaining qualified personnel, resulting in higher labor costs.
The operation of our locations requires both entry-level and skilled employees, and trained and experienced automotive field personnel are in high demand and short supply at competitive compensation levels in some areas, which has resulted in increased labor costs. From time to time, we, our franchisees, and independent operators may experience difficulty hiring and maintaining such qualified personnel. Competition for employees and wage inflation may also result in difficulties in hiring and retaining key qualified personnel. In addition, the formation of unions may increase the operating expenses of our locations. Any such future difficulties could result in a decline in the sales and operating results of our locations, which could in turn materially and adversely affect our revenues, results of operations, business, and financial condition.

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
Increases in supply costs could adversely affect our results of operations.
The operation of our locations requires large quantities of automotive and car wash supplies. Our success depends in part on our ability to anticipate and react to changes in supply costs and availability, and we are susceptible to increases in primary and secondary supply costs as a result of factors beyond our control. These factors include general economic conditions, significant variations in supply and demand, seasonal fluctuations, pandemics, weather conditions, fluctuations in the value of currencies in the markets in which we operate, commodity market speculation, and government regulations.
Higher supply costs or limited supply availability could reduce our profits, which in turn may materially and adversely affect our business and results of operations. This volatility could also cause us and our franchisees or independent operators to consider changes to our product delivery strategy and result in adverse adjustments to pricing of our services.
Tariffs imposed by the U. S. government, a global trade war, and/or the conflict between Russia and Ukraine could increase our supply costs, which could materially and adversely affect our business and results of operations.
Effective September 1, 2019, the U. S. government imposed increased tariffs on certain imports from China. On January 15, 2020, the U. S. and China signed “Phase 1” of a trade deal, thereby easing, but not eliminating, certain tariffs and trade limitations. However, it is unclear when the subsequent phases of the trade deal will be entered into. Higher tariffs in the U. S. and elsewhere could increase our supply costs and adversely impact our profitability. Moreover, the new tariffs could also make our products more expensive for customers, potentially suppressing customer demand. We may not be able to offset the financial impact of tariffs through price increases to customers. There could be additional tariffs or other regulatory changes in the future. There is also a concern that the trade policies of the U. S. and other nations could result in the adoption of additional tariffs and other trade restrictions by various nations, leading to a global trade war and making our products uncompetitive in certain markets. Any of the foregoing could materially and adversely affect our business and results of operations.
Additionally, the conflict between Russia and Ukraine could lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations including higher oil or other costs. The U. S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners, or customers.
Decreases in our product sourcing revenue could adversely affect our results of operations.
We provide our 1-800 Radiator franchisees with the ability to purchase certain products required to operate applicable locations. We supply franchisees and our company-operated locations with certain products required to operate applicable locations. We may also supply third parties with certain products. Although 1-800 Radiator franchisees may be required by their franchise agreements to purchase products from the 1-800 Radiator electronic network, they may not be required to do so in the future. Other franchisees may, but are not required to, purchase products from us, and may in the future decide not to do so. While it is our expectation that we will benefit from product sourcing income and pricing arrangements, there can be no assurance that such income and arrangements will continue to be renewed or replaced. Our failure to maintain our current product sourcing income could have a material adverse effect on our sales and profit margins, which in turn could materially and adversely affect our business and results of operations.

We benefit from negotiated discounts with certain large oil and other suppliers based on our scale and ability to meet volume requirements. Our failure to negotiate beneficial terms in the future or failure to meet volume requirements could have a material adverse effect on our sales and profit margins. A portion of our distribution income is based on the growth and expansion of Take 5 Oil locations as well as beneficial pricing negotiated with suppliers and ability to manage unit labor and shipping costs. Decreases in the volume of our purchases by or increases in costs of products, labor or shipping could have a material adverse effect on our sales and profit margins.
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
Economic weakness and uncertainty has previously forced some suppliers to seek financing in order to stabilize their businesses, and others have been forced to restructure or have ceased operations completely. In addition, some of our key suppliers have significant operations outside of the markets in which we operate, which could expose us to events in the countries of those suppliers’ operations, including government intervention and foreign currency fluctuation. If a key supplier or a large number of other suppliers suspend or cease operations, we and our franchisees may have difficulty keeping our respective locations fully supplied. If we and our franchisees were forced to suspend one or more services offered to customers, that could have a significant adverse impact on our sales and profit margins, which in turn could materially and adversely affect our business and results of operations.
Supply chain shortages and interruptions could adversely affect our business.
We and our franchisees are dependent upon frequent deliveries of automobile parts, motor oil, and car wash and other supplies that meet our quality specifications. Shortages or interruptions in the supply of automobile products, motor oil, or car wash and other supplies caused by unanticipated demand, problems in production or distribution, acts of terrorism, financial or other difficulties of suppliers, labor actions, inclement weather, natural disasters, such as floods, drought, and hurricanes, outbreak of disease, including coronavirus and pandemics, or other conditions have adversely affected the availability, quality and cost of supplies for such products, and could do so again in the future, which could lower our revenues, increase operating costs, damage brand reputation, and otherwise harm our business and the businesses of our franchisees. The COVID-19 pandemic has and could continue to have these effects on the economy and our business. Such shortages or interruptions could reduce our sales and profit margins, which, in turn, may materially and adversely affect our business and results of operations.
Our business depends on the willingness of suppliers, distributors and service providers to supply our locations with goods and services pursuant to customary credit arrangements which may be available in the future on less favorable terms or not at all.
As is common in the automotive services and parts distribution and car wash industries, our locations purchase goods from suppliers, distributors, and service providers pursuant to customary credit arrangements. Changes in our capital structure and our franchisees’ capital structures, or other factors outside our control, may cause our suppliers, distributors and service providers to change their customary credit arrangements. Any event affecting trade credit from suppliers, distributors and service providers (including any inability of such suppliers, distributors, and service providers to obtain trade credit or factor their receivables on favorable terms or at all) or our and our franchisees’ available liquidity, could reduce the resources available to support our locations, which in turn could affect our and our franchisees’ ability to execute business plans, develop or enhance products or services, take advantage of business opportunities, or respond to competitive pressures.
Our operations and financial performance has been affected by, and may continue to be affected by, the coronavirus outbreak, including any new strains or variants of the virus.
The global crisis resulting from the spread of COVID-19, or coronavirus, has disrupted, and continues to disrupt, local, regional, and global economies and businesses in the countries in which we operate, as well as adversely affected workforces, customers, consumer sentiment, economies and financial markets, and has impacted our financial results. Because automotive services were generally deemed “essential” by most federal, state, provincial and local governmental authorities in the United States and Canada, substantially all of our locations have remained open throughout the last three years. However, we have, from time to time, closed a limited number of locations and have modified work hours for employees and identified and implemented cost-savings measures throughout our operations.
The COVID-19 outbreak has and may continue to cause disruptions in our supply chain and may adversely impact economic conditions in North America, Europe, Australia and elsewhere. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in the sales and operating results of our locations. In addition, the continuation of the global outbreak of coronavirus including the emergence of its variants may adversely affect the economies and financial markets of many countries and could result in a sustained reduction in the demand for our services and products, longer payment cycles, slower adoption of new technologies and/or increased price competition, as well as a reduction of workforce at our locations. A decline in the sales and operating results of our locations could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.
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
A significant portion of the profits generated by certain of our brands in the Paint, Collision & Glass segment, such as AGN, ABRA, CARSTAR, and Fix Auto are derived from insurance companies. Many insurance companies have systems, agreements, and minimum service levels that they use to allocate services and repairs. If we or enough of our franchisees fail to perform services for an insurance provider in accordance with the insurance providers’ systems or minimum service levels, we may not receive work from the insurance provider. Further, our ability to continue to grow our business, including opening additional locations to maintain existing business volume and pricing, is related to our ability to maintain and grow our relationships with insurance providers. The inability to establish or build relationships with insurance providers could have a material adverse effect on the operations and business prospects of one or more of our brands.
Substantially all of the assets of the Company, are pledged as security under the terms of our Indebtedness.
Substantially all of our revenue-generating assets, including all franchise agreements, material company-operated locations, material product distribution contracts, and material intellectual property are pledged as security under the terms of our Indebtedness. Under certain circumstances, following an event of default, the pledged assets may be foreclosed upon pursuant to the terms of the Indebtedness.
We may not be able to execute on our plans to open additional locations and enter new markets.
If we are unable to successfully enter new markets and select appropriate sites for our locations, and if we and our franchisees are unable to construct new locations, complete remodels of our existing locations, or convert non-Driven Brands locations into our locations, our growth strategy may not succeed.
Our growth strategy includes entering into franchise agreements and development agreements with franchisees who will open additional locations in markets where there are either an insufficient number or relatively few or no existing locations. We rely heavily on these franchisees and developers to grow our franchise systems, and there can be no assurance that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets either in the U.S., Canada, Europe or other international markets. Consumer characteristics and competition in new markets may differ substantially from those in the markets where we currently operate. Additionally, we may be unable to identify qualified franchisees and independent operators or appropriate locations, develop brand recognition, successfully market our products or attract new customers in such markets. Further, we may refranchise company-operated locations to franchisees in the future. The success of these transactions is dependent upon the availability of sellers and buyers, the availability of financing, and our ability to negotiate transactions on terms deemed acceptable. In addition, the operations of locations that we acquire may not be integrated successfully, and the intended benefits of such transactions may not be realized.
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
A component of our business strategy includes the construction of additional locations and the renovation and build-out of existing locations, and a significant portion of the growth in our sales and profit margins will depend on growth in comparable sales for our locations. We face competition from other operators, retail chains, companies, and developers for desirable site locations, which may adversely affect the cost, implementation, and timing of our expansion plans. If we experience delays in the construction or remodeling processes, we may be unable to complete such activities at the planned cost, which could adversely affect our business and results of operations. Additionally, we cannot guarantee that such remodeling will increase the revenues generated by these locations or that any such increases will be sustainable. Likewise, we cannot be sure that the sites we select for additional locations will result in locations which meet sales expectations. Our failure to add a significant number of additional locations or grow comparable sales for our locations could materially and adversely affect our business and results of operations.
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
We pursue strategic acquisitions as part of our business strategy. There is no assurance that we will continue to be able to find suitable acquisition candidates or be able to complete acquisitions on favorable terms, if at all. We may also discover liabilities or deficiencies associated with any companies acquired that were not identified in advance, which may result in unanticipated costs. The effectiveness of our due diligence review and ability to evaluate the results of such due diligence may depend upon the accuracy and completeness of statements and disclosures made or actions taken by the target companies or their representatives. As a result, we may not be able to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. In addition, we may not be able to successfully integrate acquired businesses and may incur significant costs to integrate and support acquired companies. Any of these factors could adversely affect our financial results.
Our business may be adversely impacted by our indebtedness, including additional leverage in connection with acquisitions and other capital expenditure initiatives.
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
Our business is subject to seasonality.
Seasonal changes may impact the demand for our automotive repair and maintenance services and products. Customers may purchase fewer under car services during the winter months, when miles driven tend to be lower. Conversely, demand for collision repair and services is lower outside of winter months, when collisions are typically less common due to improved driving conditions. Our 1-800 Radiator brand experiences seasonal fluctuations related to the sale of air conditioning and heating parts. In addition, customers may defer or forego car washes or vehicle maintenance, such as oil changes, at any time during periods of inclement weather. In our locations that sell or rotate tires, sales decrease during the period from January through April and in September. Profitability of franchisees is also typically lower during months in which revenue composition is more heavily weighted toward tires, which is a lower margin category. In addition, profitability in certain areas of North America may be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher. Unusual fluctuations in demand for car wash or automotive repair and maintenance services and products could reduce our sales and profit margins, which in turn may materially and adversely affect our business and results of operations.
Our business may be adversely impacted by the geographic concentration of our locations.
Although the franchise agreements provide franchisees with varying degrees of exclusive areas and territory exclusivity, these territories may be relatively small, and overall there is a geographic concentration of our locations in certain countries, states, regions and provinces. As a result, economic conditions in particular areas may have a disproportionate impact on our business. As of December 31, 2022, there were locations in 49 states in the United States and 13 other countries. In the United States, our locations were most concentrated in California, Texas, Florida, Illinois, and Ohio, in Canada our locations were most concentrated in Ontario and Quebec and in Europe our locations were most concentrated in the United Kingdom (“U.K.”) and Germany. Adverse economic conditions in countries, states, regions or provinces that contain a high concentration of our locations could have a material adverse impact on our sales and profit margins in the future, which in turn could materially and adversely affect our business and results of operations.
Our operations are subject to various risks and uncertainties, including adverse economic conditions or a debt crisis, which could adversely affect our business.
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
Our failure or our franchisees and independent operators’ failure to comply with health, employment and other federal, state, local and provincial laws, rules and regulations may lead to losses and harm our brands.
We and our franchisees and independent operators are subject to various federal, state, local, provincial and foreign laws and are subject to a variety of litigation risks, including, but not limited to, customer claims, TCPA Claims, claims alleging violations of consumer protection laws, product liability claims, personal-injury claims, environmental claims, employee allegations of improper termination, harassment and discrimination, wage and hour claims and claims related to violations of the Americans with Disabilities Act of 1990 (“ADA”), the Family and Medical Leave Act (“FMLA”) and similar foreign, state, local and provincial laws, the Foreign Corrupt Practices Act and similar anti- bribery and corruption laws and regulations, religious freedom, the Fair Labor Standards Act (“FLSA”), applicable Canadian employment standards legislation, the Dodd-Frank Act, the Health Care Reform Act, the Electronic Funds Transfer Act, the Payment Card Industry Data Security Standards, franchise laws, ERISA and intellectual property claims. The successful development and operation of our locations depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. Our locations’ operations are also subject to licensing and regulation by state, local and provincial departments relating to safety standards, regulations and licensure requirements relating to motor vehicle repairs, federal, state and provincial labor and immigration law (including applicable equal pay and minimum wage requirements, overtime pay practices, reimbursement for necessary business expense practices, classification of employees, working and safety conditions and work authorization requirements), federal, state, local and provincial laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the ADA, the Health Care Reform Act and applicable human rights and accessibility legislation, and subsequent amendments.
The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and provinces along with rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationships with our franchisees. Similarly, in Europe, our independent operator model is subject to rules and regulations that vary by country, state and region. Any future regulation affecting our independent operator relationships could materially and adversely affect our business and results of operations. For example, future regulation could require us to pay additional commissions to independent operators for our independent operators not to be deemed our employees. We may incur substantial additional costs in each jurisdiction in which our independent operators are deemed to be employees as a result of legislative or interpretive changes.
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
We expect increases in payroll expenses because of federal, state and provincial mandated increases in the minimum wage, and although such increases are not expected to be material, there can be no assurance that there will not be material increases in the future. Enactment and enforcement of various federal, state, local and provincial laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor in any of the countries in which we operate. Evolving labor and employment laws, rules and regulations could also result in increased exposure on our part for labor and employment related liabilities that have historically been borne by franchisees and independent operators.
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
We, our franchisees, and our independent operators may be subject to claims, including class action lawsuits, filed by customers, franchisees, independent operators, employees, suppliers, landlords, governmental authorities and others in the ordinary course of business, including as a result of violations of the laws set forth above under “Risk Factors — Our failure or our franchisees’ and independent operators’ failure to comply with health, employment and other federal, state, local and provincial laws, rules and regulations may lead to losses and harm our brands” and “Risk Factors —Our locations are subject to certain environmental laws and regulations.” Significant claims may be expensive to defend and may divert time and resources away from our operations, causing adverse impacts to our operating results. In addition, adverse publicity related to litigation could negatively impact the reputation of our brands, even if such litigation is not valid, or a substantial judgment against us could negatively impact the reputation of our brands, resulting in further adverse impacts to results of operations.
In the ordinary course of business, we will be, from time to time, the subject of complaints or litigation from franchisees and independent operators, which could relate to alleged breaches of contract or wrongful termination under the franchise documents and independent operator documents. These claims may also reduce the ability or willingness of franchisees to enter into new franchise agreements with us. In addition, litigation against a franchisee, independent operator or their affiliates or against a company-operated location by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee, independent operator or company-operated location. Litigation may lead to a decline in the sales and operating results of our locations and divert our management resources regardless of whether the allegations in such litigation are valid or whether we are liable.
Further, we may be subject to employee, franchisee, independent operator and other claims in the future based on, among other things, discrimination, harassment, retaliation, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. We have been subject to these types of claims in the past, and if one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, financial condition, and operating results could be harmed.
Certain governmental authorities and private litigants have asserted claims against franchisors for provisions in their franchise agreements which restrict franchisees from soliciting and/or hiring the employees of other franchisees or the applicable franchisor. Claims against franchisors for such “no-poaching” clauses include allegations that these clauses violate state and federal antitrust and unfair practices laws by restricting the free movement of employees of franchisees or franchisors (including both corporate employees and the employees of company-operated locations), thereby depressing the wages of those employees. All of our brands operating in the United States have had no-poaching clauses in their franchise agreements. In 2018, the Attorney General of the State of Washington issued civil investigative demands to a number of franchisors seeking information concerning no-poaching clauses in their franchise agreements. Our brands operating in 2019 in the United States decided to delete the no- poaching clauses in their franchise agreements. All of our brands have notified franchisees that they do not intend to enforce the no-poaching clauses in their existing franchise agreements. Our brands operating outside of the United States also have decided to delete the no-poaching clauses, if any, contained in their franchise agreements, to the extent they are entering into new franchise agreements. Our brands may be subject to claims arising out of their prior inclusion of no-poaching clauses in their franchise agreements that may have restricted the employment opportunities of employees of our brands. Any adverse results in any cases or proceedings that may be brought against our brands by any governmental authorities or private litigants may materially and adversely affect our business and results of operations.
We may have product liability exposure that adversely affects our results of operations.
Our locations and franchisees may receive or produce defective products, which may adversely impact the relevant brand’s equity, and financial results. There can be no assurance that the insurance held by us, our vendors, or franchisees will be adequate to cover the associated risks of the sale of defective products, or that, we or our franchisee will be able to continue to procure the same amount of insurance or to secure an increase in its insurance coverage. Accordingly, in cases in which a franchisee experiences increased insurance premiums or must pay claims out of pocket, the franchisee may not have the funds necessary to pay franchisee payments owed to us. In cases in which insurance premiums increase or claims are required to be paid by us, the profitability of our business may decrease. Each of these outcomes could, in turn, materially and adversely affect our business and results of operations. In the event that product liability arises, to the extent such liability is either not covered by our or the franchisees’ insurance or exceeds the policy limits of our or the franchisees’ insurance, the aggrieved parties could seek to recover their losses from us, whether or not we are legally or contractually entitled to do so, which could increase litigation costs or result in liability for us.
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
Unforeseen events, including war, terrorism and other international, regional or local instability or conflicts (including current or future civil unrest and labor issues), embargos, public health issues (including widespread/pandemic illness or disease outbreaks such as coronavirus), and natural disasters such as hurricanes, earthquakes, or other adverse weather and climate conditions, whether occurring in the U. S. or abroad, could disrupt our operations, disrupt the operations of franchisees, distributors, suppliers or customers, or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive products from our distributors or suppliers, which could have a material adverse effect on our business and results of operations.
Instability, disruption or destruction caused by civil insurrection or social unrest may affect the markets in which we operate, our suppliers, customers, sales of products and customer service.
Our business, and the business of our suppliers, may be adversely affected by instability, disruption, or destruction caused by riots, civil insurrection, social unrest, man made disasters or crimes. In 2020, there were significant demonstrations and protests in cities throughout the United States. Though they were generally peaceful, in some locations they were accompanied by damage and loss of merchandise. These events resulted in closures of some of our locations, declines in customer traffic, and/or property damage and loss to some of our locations. Further, governmental authorities in affected cities and regions took actions in an effort to protect people and property while permitting lawful and non- violent protest, including curfews and restrictions on business operations, neither of which was disruptive to our operations nor harmed consumer confidence and perceptions of personal well-being and security. In addition, consumer reaction to any statements we or our franchisees or independent operators made in response to the protests, or to matters directly or indirectly related to the protests, could have been perceived in a way that negatively impacts our reputation, value and image. All of the foregoing, in the event of recurrence, may negatively affect our sales, which could have a material adverse effect on our business and results of operations.
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
The success of our business depends on the contributions of key executives and senior management, including our chief executive officer and chief financial officer. The departure of key executives or senior management could have a material adverse effect on our business and long- term strategic plan. We have a succession plan that includes short-term and long-term planning elements intended to allow us to successfully continue operations should any of our key executives or senior management become unavailable to serve in their respective roles. However, there is a risk that we may not be able to implement the succession plan successfully or in a timely manner or that the succession plan will not result in the same financial performance we currently achieve under the guidance of our existing executive team. Any lack of management continuity could adversely affect our ability to successfully manage our business and execute our growth strategy, as well as result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult.
Risks Related to Intellectual Property and Technology
We depend on our intellectual property to protect our brands, we may fail to establish trademark rights in the countries we operate, and litigation to enforce or defend our intellectual property rights may be costly.
Our intellectual property is material to the conduct of our business. Our success depends on our and our franchisees’ continued ability to use our intellectual property and on the adequate protection and enforcement of such intellectual property. We rely on a combination of trademarks, service marks, copyrights trade secrets and similar intellectual property rights to protect our brands. The success of our business strategy depends, in part, on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our branded services and products in both existing and new markets.
We have registered certain trademarks and have other trademark applications pending in the U. S. and certain foreign jurisdictions. Registrations for “Fix Auto USA” are owned and maintained by a third-party licensor. We have not registered all of the trademarks that we use in all of the countries in which we do business or may do business in the future, and some trademarks may never be registered in all of these countries. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties (other than Mondofix in the case of “Fix Auto USA”) may have filed for “1-800 Radiator,” “ABRA,” “CARSTAR, “Econo Lube N’ Tune,” “Maaco,” “Meineke,” “Merlin”, “Pro Oil Change,” “Take 5 Oil Change,” “IMO” or similar marks in countries where we have not registered the brands as trademarks. Rights in trademarks are generally national in character and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for trademarks that are the same or similar to our brands in countries where we have not registered our brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of our brands may result in liability for trademark infringement, trademark dilution or unfair competition. In addition, the laws of some countries do not protect intellectual property to the same extent as the laws of the United States and Canada. All of the steps we have taken to protect our intellectual property in the U. S., Canada and in the foreign countries in which we operate may not be adequate.
There can be no assurance that the steps we have taken and may take in the future to protect and maintain our rights in our intellectual property will be adequate, or that third parties will not infringe, misappropriate or violate our intellectual property. If any of our efforts to protect our intellectual property is not adequate, or if any third party infringes, misappropriates or violates our intellectual property, the value of our brands may be harmed. As a result, if we are unable to successfully protect, maintain, or enforce our rights in our intellectual property, there could be a material adverse effect on our business and results of operations. Such a material adverse effect could result from, among other things, consumer confusion, dilution of the distinctiveness of our brands, or increased competition from unauthorized users of our brands, each of which may result in decreased revenues and a corresponding decline in profits. In addition, to the extent that we do, from time to time, institute litigation to enforce our intellectual property rights, such litigation could result in substantial costs and diversion of resources and could negatively affect profits, regardless of whether we are able to successfully enforce such rights.
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
If such claims were decided against us, then we could be required to pay damages, cease offering infringing products or services on short notice, develop or adopt non-infringing products or services, rebrand our products, services or even our businesses, and we could be required to make costly modifications to advertising and promotional materials or acquire a license to the intellectual property that is the subject of the asserted claim, which license may not be available on acceptable terms or at all. The attendant expenses that we bear could require the expenditure of additional capital, and there would be expenses associated with the defense of any infringement, misappropriation, or other third- party claims, and there could be attendant negative publicity, even if ultimately decided in our favor. In addition, third parties may assert that our intellectual property is invalid or unenforceable. If our rights in any of our intellectual property were invalidated or deemed unenforceable, then third parties could be permitted to engage in competing uses of such intellectual property which, in turn, could lead to a decline in location revenues and sales, and thereby negatively affect our business and results of operations.
We do not own certain software that is used in operating our business, and our proprietary platforms and tools incorporate open-source software.
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
In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses require licensors to provide source code to licensees upon request, or prohibit licensors from charging a fee to licensees. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed or distributed with such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. We cannot assure you that we have not incorporated open source software into our proprietary software in a manner that may subject our proprietary software to an open source license that requires disclosure, to customers or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our proprietary software.
We are heavily dependent on computer systems and information technology and any material failure, interruption or security breach of our computer systems or technology or failure to effectively implement new systems as a part of our ongoing technology improvements could impair our ability to efficiently operate our business or timely or accurately prepare financial reports.
We are dependent upon our computer systems, including certain of our own proprietary software, and other information technology to properly conduct our business, including, but not limited to, point-of-sale processing in our locations, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. See “Risk Factors — We do not own certain software that is used in operating our business, and our proprietary platforms and tools incorporate open-source software” herein. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these information technology systems. The failure of these systems to operate effectively, an interruption, problems with maintenance, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from our locations or a breach in security of any of these systems could result in loss of sales and franchise royalty payments, cause delays in customer service, result in the loss of data, create exposure to litigation, reduce efficiency, cause delays in operations or otherwise harm our business. Significant capital investments might be required to remediate any problems. Any security breach involving any of our point-of- sale or other systems could result in a loss of consumer confidence and potential costs associated with fraud or breaches of data security laws. Also, despite our considerable efforts to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur, resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. A security breach of our computer systems or information technology could require us to notify customers, employees or other groups, result in adverse publicity, loss of sales and profits, and could result in penalties or other costs that could adversely affect the operation of our business and results of operations.
We implement new systems, including our continued implementation of a new enterprise resource planning (“ERP”) system, as a part of our ongoing technology and process improvements. The ERP system is designed to provide a standardized method of accounting for the enterprise and enhance our ability to implement strategic initiatives. Any delay in its implementation could adversely affect our ability to timely and accurately report financial information, including the filing of our quarterly or annual reports with the SEC. During implementation, we may experience disruption of our financial functions, potential loss or corruption of data, and technical challenges with migration from legacy systems; and if we experience unforeseen problems with the ERP system, we may need to implement additional systems or transition to other systems that would require further expenditures to function effectively as a public company, such implementation problems could adversely affect business operations and result in financial loss and reputational harm.
The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business.
As our reliance on technology has increased, so have the cybersecurity risks posed to the confidentiality, integrity, and availability of our information technology networks and systems, both internal and those managed by third-party service providers. We rely on these networks and systems to process, transmit and store electronic information that is important to the operation of our business and the services we offer, as well as to manage and support our core business operations. Despite our security measures, the company has been subject to attempted cyber-attacks in the past and may continue to be subject to such attacks in the future. Although we and our service providers continually implement processes, procedures, and controls designed to reduce and mitigate the risk of a cyber incident, such preventative measures may not be sufficient in all circumstances or mitigate all potential risks. A successful cyber-attack or other cyber incident experienced by us or our service providers could cause an interruption of our operations, damage our relationship with franchisees and independent operators, result in the exposure of private or confidential data, potentially resulting in litigation, and adversely impact our reputation and financial results. Although we maintain insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs or losses incurred will be fully insured.
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
The U. S., Canada, and other jurisdictions in which we operate are increasingly adopting or revising privacy, information security and data protection laws and regulations (“Privacy and Data Protection Laws”) that could have a significant impact on our current and planned privacy, data protection and information security related practices, including our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. In the U. S., this includes increased privacy related enforcement activity at both the federal level and the state level, including the implementation of the California Consumer Protection Act (the “CCPA”), which came into effect in January 2020, the California Privacy Rights Act (“CPRA”), which modified the CCPA and came into effect in January 2023, and other state laws. As each state develops their own privacy law, it becomes increasingly challenging to conform to the states privacy laws as each have different standards and requirements. By end of 2023, five U.S. states will have enacted separate privacy laws that will be in effect. With no Federal standard likely to be voted in the coming legislative year, we are required to observe and satisfy each of the differing state requirements. In Canada, this includes the federal Personal Information Protection and Electronic Documents Act and similar laws in several Canadian provinces. In the European Union and the U.K., this includes the implementation of the General Data Protection Regulation (the “GDPR”), which came into effect in May 2018, and in the U.K. they include the U.K.-GDPR, and the U.K. Data Protection Act of 2018 (the “UK Laws”). We, our affiliated entities and our service providers may need to take measures to ensure compliance with new, evolving and existing requirements contained in the GDPR, the CCPA, CRPA, the U.K. Laws and other Privacy and Data Protection Laws and to address customer concerns related to their rights under any such Privacy and Data Protection Laws. We also may need to continue to make adjustments to our compliance efforts as more clarification and guidance on the requirements of the GDPR, the CCPA, CPRA, the U.K. Laws and other Privacy and Data Protection Laws becomes available. Our ongoing efforts to ensure our and our affiliated entities’ compliance with the GDPR, the CCPA, CPRA and other existing or future Privacy and Data Protection Laws affecting customer or employee data to which we are subject could result in additional costs and operational disruptions. Our and our affiliated entities and’ or services providers’ failure to comply with such laws could result in potentially significant regulatory investigations or government actions, litigation, operational disruptions, penalties or remediation and other costs, as well as adverse publicity, loss of sales and profits and an increase in fees payable to third parties. These implications could adversely affect our revenues, results of operations or business and financial condition.
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
Franchisee changes in control may adversely impact franchisee operations.
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
Each franchised location is heavily reliant on its franchisee. However, we cannot guarantee the retention of any, including the top-performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber, and the failure to do so could materially and adversely affect our business and results of operations. In the event a franchisee leaves our franchise and a successor franchisee is not found, or a successor franchisee that is approved is not as successful in operating the location as the former franchisee or franchisee principal, the sales of the location may be impacted.
The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees’ failure or inability to hire or retain qualified managers, mechanics, and other personnel or franchisees experiencing financial difficulty, including those franchisees that become over leveraged. Training of managers, mechanics, and other personnel may be inadequate, especially due to advances and changes in automotive technology. These and other such negative factors could reduce the franchisees’ revenues, could impact payments under the franchise documents and could have a material adverse effect on our business and results of operations.
Our location development plans under development agreements may not be implemented effectively by franchisees.
We rely heavily on franchisees to develop our locations. Development involves substantial risks, including the following:
•the availability of suitable locations and terms for potential development sites;
•the ability of franchisees to fulfill their commitments to build new locations in the numbers and the time frames specified in their development agreements;
•the availability of financing, at acceptable rates and terms, to both franchisees and third-party landlords, for locations development;
•delays in obtaining construction permits and in completion of construction;
•developed properties not achieving desired revenue or cash flow levels once opened;
•competition for suitable development sites;
•changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the ADA); and
•general economic and business conditions.
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
We have a significant amount of indebtedness. We have seven series of securitization term notes, approximately $2.2 billion of which were outstanding as of December 31, 2022, and one series of variable funding notes, which had no outstanding balance as of December 31, 2022, pursuant to the Securitization Senior Notes Indenture. We also have a $500 million term loan outstanding and a $300 million revolving credit facility which had no outstanding balance as of December 31, 2022.
Our obligations under the Securitized Term Notes are secured by substantially all of our and our subsidiaries’ North American revenue- generating assets other than the assets in our Car Wash segment and recent glass acquisitions. All obligations under the Term Loan Facility and Revolving Credit Facility are unconditionally guaranteed by Driven Brands Parent LLC, a wholly-owned subsidiary of the Company, which wholly-owns Driven Holdings, LLC (the “Borrower”) and each of the Borrower’s existing and future direct and indirect, wholly-owned material domestic subsidiaries, subject to certain customary exclusions and exceptions. The obligations are secured by a perfected first priority security interest in, and mortgages on, substantially all of the Borrower’s assets and those of Driven Brands Parent LLC and each guarantor, including a pledge of the capital stock of all entities directly held by the Borrower or the guarantors (which pledge will be limited to 65% of the voting capital stock of first tier foreign subsidiaries in certain circumstances), in each case subject to customary exclusions and exceptions.
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
If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our securitized notes, term loan or revolving credit facility or otherwise in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to affect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.
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
•actions by our stockholders, including our Principal Stockholders;
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
We are required to make payments under a Tax Receivable Agreement for certain tax benefits, which amounts are expected to be material.
On January 16, 2021, we entered into a tax receivable agreement (the “Tax Receivable Agreement”), pursuant to which certain current or prior stockholders, including our Principal Stockholders, and our senior management team, have the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that we and our subsidiaries actually realize as a result of the realization of certain tax benefits associated with tax attributes existing as of the effective date of the Company’s initial public offering. These tax benefits, which we refer to as the Pre-IPO and IPO-Related Tax Benefits, include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that we have in our and our subsidiaries’ intangible assets, (ii) the utilization of certain of our and our subsidiaries’ U.S. federal and Canadian federal and provincial net operating losses, capital losses, non-capital losses, disallowed interest expense carryforwards and tax credits, if any, attributable to periods prior to the effective date of the Company’s initial public offering, (iii) deductions in respect of debt issuance costs associated with certain of our and our subsidiaries’ financing arrangements, and (iv) deductions with respect to our and our subsidiaries’ initial public offering-related expenses.

These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO and IPO- Related Tax Benefits as well as the timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
For purposes of the Tax Receivable Agreement , cash savings in income tax will be computed by reference to the reduction in the liability for income taxes resulting from the Pre-IPO and IPO-Related Tax Benefits. The term of the Tax Receivable Agreement commenced upon consummation of our initial public offering and will continue until all relevant Pre-IPO and IPO-Related Tax Benefits have been utilized, accelerated, or expired.
Our counterparties under the Tax Receivable Agreement will not reimburse us for any payments previously made if such Pre-IPO and IPO-Related Tax Benefits are subsequently disallowed (although future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in such circumstances we could make payments under the Tax Receivable Agreement that are greater than our and our subsidiaries’ actual cash tax savings.
The payments we make under the Tax Receivable Agreement could be material. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full Pre-IPO and IPO-Related Tax Benefits, we expect that future payments under the Tax Receivable Agreement will aggregate to between $160 million and $180 million. Any future changes in the realizability of the Pre-IPO and IPO-Related Tax Benefits will impact the amount of the liability under the Tax Receivable Agreement. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of our 2025 fiscal year.
If we undergo a change of control payments under the Tax Receivable Agreement for each taxable year after such event would be based on certain valuation assumptions, including the assumption that we and our subsidiaries have sufficient taxable income to fully utilize the Pre-IPO and IPO-Related Tax Benefits. Additionally, if we sell or otherwise dispose of any of our subsidiaries in a transaction that is not a change of control, we will be required to make a payment equal to the present value of future payments under the Tax Receivable Agreement attributable to the Pre-IPO and IPO-Related Tax Benefits of such subsidiary that is sold or disposed of, applying assumptions similar to those described above.
The Tax Receivable Agreement provides that in the event that we breach any of our material obligations, whether as a result of our failure to make any payment when due (subject to a specified cure period), failure to honor any other material obligation under it or by operation of law as a result of the rejection of it in a case commenced under the U. S. Bankruptcy Code or otherwise, then all of our payment and other obligations under the Tax Receivable Agreement will be accelerated and will become due and payable, and we will be required to make a payment equal to the present value of future payments under the Tax Receivable Agreement, applying assumptions similar to those described above. Such payments could be substantial and could exceed our and our subsidiaries actual cash tax savings from the Pre-IPO and IPO-Related Tax Benefits.
Because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us. Our securitized debt facility and our Credit Agreement may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement because of restrictions under our outstanding indebtedness, such payments will be deferred and will generally accrue interest at a rate of the London Interbank Offering Rate (“LIBOR”) plus 1.00% per annum until paid. To the extent that we are unable to make payments under the Tax Receivable Agreement for any other reason, such payments will generally accrue interest at a rate of LIBOR plus 5.00% per annum until paid.
For additional information related to the Tax Receivable Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
As of February 27, 2023, our Principal Stockholders hold approximately 61% of the outstanding shares of our common stock. As long as affiliates of our Principal Stockholders own or control a majority of our outstanding voting power, our Principal Stockholders and their affiliates will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:
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
Our certificate of incorporation provides that certain courts in the State of Delaware or the federal district courts of the U. S. for certain types of lawsuits is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
Our common stock began trading on The Nasdaq Global Select Market on January 15, 2021. The number of outstanding shares of common stock includes shares beneficially owned by our Principal Stockholders and certain of our employees, that are “restricted securities,” as defined under Rule 144 under the Securities Act, and eligible for sale in the public market subject to the requirements of Rule 144. In addition, our Principal Stockholders have certain rights to require us to register the sale of common stock held by our Principal Stockholders, including in connection with underwritten offerings. Pursuant to these rights, we filed a Registration Statement on Form S-3 for our Principal Stockholders’ shares of common stock. Sales of significant amounts of stock in the public market or the perception that such sales may occur could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2022, we had 4,805 company-operated, franchised, and independently-operated locations, and of these we owned 85 company-operated store locations and 116 independently-operated store locations. We held leases covering the building and/or land for 1,117 of our company-operated locations, 605 of our independently-operated locations, 23 distribution centers and 17 offices and training centers in the U. S., Canada, and Europe, including our corporate headquarters located in Charlotte, North Carolina. The leases generally have initial expiration dates ranging from 10 and 15 years, with certain renewal options available. We also leased 52 properties that were either leased or subleased principally to franchisees as of December 31, 2022. We believe that the properties are suitable and adequate for the Company’s business.
See the “Segment” caption in Part I, Item 1, “Business,” earlier in this report for more information about these properties and locations.
Item 3. Legal Proceedings
We are subject to various lawsuits, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. We are required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. Management regularly assesses our insurance deductibles, analyzes litigation information with our attorneys, and evaluates our loss experience in connection with pending legal proceedings. While we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact on us, there can be no assurance that we will prevail in all the proceedings we are party to, or that we will not incur material losses from them.
Item 4. Mine Safety Disclosure
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “DRVN” since our initial public offering on January 14, 2021. Prior to that time, there was no public market for our common stock.
Holders
On February 27, 2023, we had 64 holders of record of our common stock.
Stock Performance Graph
The following graph and table provide a comparison of the cumulative total stockholder return on our Common Stock from January 15, 2021 (first day of trading following the effective date of our IPO) through December 31, 2022 to the returns of the Standard & Poor's (“S&P”) MidCap 400 Index, and the S&P Retailing Industry Group Index, a peer group. The graph and table assume that $100 was invested on January 15, 2021, in each of our Common Stock, the S&P Midcap 400 Index, and the S&P Retailing Industry Group Index and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our Common Stock.

Comparison of 24 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2022
130
120
110
100
90
80
70
01/15/21
03/27/21
06/26/21
09/25/21
12/25/21
03/26/22
06/25/22
09/24/22
12/31/22
Driven Brands Holdings Inc.
S&P Midcap 400 Index
S&P Retailing Industry Group Index

	1/15/21	3/27/21	6/26/21	9/25/21	12/25/21	3/26/22	6/25/22	9/24/22	12/31/22
Driven Brands Holdings Inc.	$100.00	$88.35	$115.58	$112.13	$124.75	$101.78	$109.98	$111.78	$102.30
S&P Midcap 400 Index	$100.00	$108.61	$113.08	$112.30	$116.70	$113.63	$98.20	$94.58	$103.18
S&P Retailing Industry Group Index	$100.00	$102.88	$111.78	$115.15	$119.94	$110.35	$87.03	$85.35	$79.10
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
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this Annual Report. The Company operates and reports financial information on a 52 or 53 week year with the fiscal year ending on the last Saturday in December. Our 2022 fiscal year ending December 31, 2022 consisted of 53 weeks and our fiscal year ending December 25, 2021 consisted of 52 weeks.
Comparative results for the years ending December 25, 2021 and December 26, 2020 are included in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our previously filed 2021 Annual Report on Form 10-K.
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,800 locations across 49 U.S. states and 13 other countries. Our scaled, diversified platform fulfills an extensive range of core consumer and commercial automotive needs, including paint, collision, glass, repair, car wash, oil change, and maintenance. We have generated consistent recurring revenue and strong operating margins with limited maintenance capital expenditures, which has resulted in significant cash flow generation and capital-efficient growth.
We have driven sustained predictable growth and share gain through our robust pipeline of organic growth complemented by a consistent and repeatable M&A strategy, having completed over 100 acquisitions since 2020. During 2022, we continued to invest in our M&A strategy primarily across our Paint, Collision & Glass, Car Wash and Maintenance segments completing the acquisition of more than 200 locations. Notably, in 2022 we entered the U.S. glass market through our acquisition of AGN and have become the second largest player in the auto glass servicing category. In 2022, we expanded our domestic glass service offerings through 10 business acquisitions comprised of 174 locations.
2022 Highlights and KPIs
•Revenue increased 39% to $2.0 billion, driven by same-store sales and net store growth.
•Consolidated same-store sales increased 14%.
•The Company added 393 net new stores during the year.
•Net income attributable to Driven Brands Holdings Inc. increased 348% to $43.2 million or $0.25 per diluted share.
•Adjusted Net Income attributable to Driven Brands Holdings Inc. increased 41% to $207.9 million or $1.22 per diluted share.
•Adjusted EBITDA increased 42% to $513.8 million.

Key Performance Indicators

Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales. System-wide sales represent the total of net sales for our franchised, independently-operated, and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores.
Store count. Store count reflects the number of franchised, independently-operated, and company-operated stores open at the end of the reporting period. Management reviews the number of new, closed, acquired, and divested stores to assess net unit growth and drivers of trends in system-wide sales, franchise royalties and fees revenue, company-operated store sales, and independently operated store sales.
Same store sales. Same store sales reflect the change in sales year-over-year for the same store base. We define the same store base to include all franchised, independently-operated, and company-operated stores open for comparable weeks during the given fiscal period in both the current and prior year. This measure highlights the performance of existing stores, while excluding the impact of new store openings and closures and acquisitions and divestitures.
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 9 in our consolidated financial statements for a reconciliation of Segment Adjusted EBITDA to income before taxes for the years ended December 31, 2022 and December 25, 2021, respectively.

The following table sets forth our key performance indicators for fiscal years ended December 31, 2022 and December 25, 2021:

	Year Ended
(in thousands, except store count or as otherwise noted)	December 31, 2022	December 25, 2021
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$1,616,100	$1,263,659
Car Wash	585,659	481,364
Paint, Collision & Glass	2,958,971	2,403,232
Platform Services	445,726	391,168
Total	$5,606,456	$4,539,423
System-Wide Sales by Business Model:
Franchised Stores	$4,086,891	$3,491,531
Company-Operated Stores	1,324,408	843,646
Independently-Operated Stores	195,157	204,246
Total	$5,606,456	$4,539,423
Store Count
Store Count by Segment:
Maintenance	1,645	1,505
Car Wash	1,111	1,058
Paint, Collision & Glass	1,846	1,648
Platform Services	203	201
Total	4,805	4,412
Store Count by Business Model:
Franchised Stores	2,882	2,770
Company-Operated Stores	1,202	914
Independently-Operated Stores	721	728
Total	4,805	4,412
Same Store Sales %
Maintenance	16.1%	24.8%
Car Wash	(3.9%)	6.0%
Paint, Collision & Glass	17.1%	12.6%
Platform Services	12.6%	26.8%
Total consolidated	14.1%	17.1%
Segment Adjusted EBITDA
Maintenance	$262,608	$179,073
Car Wash	184,717	153,065
Paint, Collision & Glass	135,447	82,731
Platform Services	72,538	56,954
Adjusted EBITDA as a percentage of net revenue by segment
Maintenance	32.8%	31.0%
Car Wash	31.2%	31.4%
Paint, Collision & Glass	33.0%	40.5%
Platform Services	36.9%	35.2%
Total consolidated	25.3%	24.8%

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
Adjusted Net Income/Adjusted Earnings per Share. We define adjusted net income as net income calculated in accordance with GAAP, adjusted for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges, amortization related to acquired intangible assets, and the tax effect of the adjustments. Adjusted earnings per share is calculated by dividing Adjusted Net Income by the weighted average shares outstanding. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.

The following table provides a reconciliation of Adjusted Net Income to Net Income as defined by GAAP:
Adjusted Net Income/Adjusted Earnings per Share

	Year Ended
(in thousands, except per share data)	December 31, 2022	December 25, 2021
Net income	$43,173	$9,536
Acquisition related costs(a)	15,304	62,386
Non-core items and project costs, net(b)	20,241	5,656
Straight-line rent adjustment(c)	14,965	11,619
Equity-based compensation expense(d)	20,583	4,301
Foreign currency transaction loss, net(e)	17,168	20,683
Bad debt recovery(f)	(449)	(3,183)
Trade name impairment(g)	125,450	—
Asset sale leaseback (gain) loss, impairment and closed store expenses(h)	(29,083)	(8,935)
Loss on debt extinguishment(i)	—	45,576
Amortization related to acquired intangible assets(j)	27,059	18,551
Provision (benefit) for uncertain tax positions(k)	(148)	(313)
Valuation allowance for deferred tax asset(l)	3,051	4,400
Adjusted net income before tax impact of adjustments	257,314	170,277
Tax impact of adjustments(m)	(49,437)	(23,282)
Adjusted net income	207,877	146,995
Net loss attributable to non-controlling interest	(15)	(96)
Adjusted net income attributable to Driven Brands Holdings Inc.	$207,892	$147,091

Weighted average shares outstanding
Basic	162,762	160,684
Diluted	166,743	164,644
Earnings per share
Basic	$0.26	$0.06
Diluted	$0.25	$0.06
Adjusted earnings per share
Basic	$1.25	$0.90
Diluted	$1.22	$0.88

Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.

The following table provides a reconciliation of Net Income to Adjusted EBITDA:

Adjusted EBITDA

	Year Ended
	December 31, 2022	December 25, 2021
Net income	$43,173	$9,536
Income tax expense	25,167	25,356
Interest expense, net	114,096	75,914
Depreciation and amortization	147,156	112,777
EBITDA	329,592	223,583
Acquisition related costs(a)	15,304	62,386
Non-core items and project costs, net(b)	20,241	5,656
Straight-line rent adjustment(c)	14,965	11,619
Equity-based compensation expense(d)	20,583	4,301
Foreign currency transaction loss, net(e)	17,168	20,683
Bad debt recovery(f)	(449)	(3,183)
Trade name impairment(g)	125,450	—
Asset sale leaseback (gain) loss, impairment and closed store expenses(h)	(29,083)	(8,935)
Loss on debt extinguishment(i)	—	45,576
Adjusted EBITDA	$513,771	$361,686
a.Consists of acquisition costs as reflected within the consolidated statement of operations, including legal, consulting and other fees, and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under U.S. GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
b.Consists of discrete items and project costs, including third-party consulting and professional fees associated with strategic transformation initiatives, as well as a $15 million change in estimate related to the Tax Receivable Agreement that we entered into at the IPO related to the filing of our 2021 tax returns in the fourth quarter of 2022.
c.Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under U.S. GAAP exceeds or is less than our cash rent payments.
d.Represents non-cash equity-based compensation expense.
e.Represents foreign currency transaction gains/losses, net that primarily related to the remeasurement of our intercompany loans. These losses are partially offset by unrealized gains/losses on remeasurement of cross currency swaps and forward contracts.
f.Represents the recovery of previously uncollectible receivables outside of normal operations.
g.Relates to an impairment of certain Car Wash trade names as the Company elected to discontinue their use.
h.Relates to net (gain) loss on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed locations, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.
i.Represents the write-off of debt issuance costs associated with early termination of debt.
j.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statements of operations.
k.Represents uncertain tax positions recorded for tax positions, inclusive of interest and penalties.

l.Represents valuation allowances on income tax carryforwards in certain foreign jurisdictions that are not more likely than not to be realized.
m.Represents the tax impact of adjustments associated with the reconciling items between net income and Adjusted Net Income, excluding the provision for uncertain tax positions and valuation allowance for certain deferred tax assets. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 36%, depending upon the tax attributes of each adjustment and the applicable jurisdiction.
Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 25, 2021
To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Certain percentages presented in this section have been rounded to the nearest whole number, therefore, totals may not equal the sum of the line items in the tables below.
For the year ended December 31, 2022, we recognized Net Income of $43 million, or $0.26 per diluted share, compared to a Net Income of $10 million, or $0.06 per diluted share, for the year ended December 25, 2021. This increase in Net Income was primarily due to an increase in operating profit, driven by a 39% increase in revenue as a result of same store sales and organic growth, increased growth from the U.S. glass business acquisitions, and continued car wash acquisitions in 2022, as well as $46 million due to the non-recurrence of debt extinguishment costs associated with the settlement of the Car Wash Senior Credit Facilities in 2021, and $56 million due to acquisition costs incurred in 2021 related to the purchase of AGN. These increases were partially offset by a $125 million non-cash impairment charge related to the change in intended use of certain existing Car Wash trade names migrating to the Take 5 Car Wash brand, a $91 million increase in selling, general and administrative expenses related to higher professional fees, infrastructure, and other operating costs, including $15 million relating to the Tax Receivable Agreement, a $38 million increase in interest expense related to a higher average balance outstanding and an increased weighted average interest rate due to interest rate increases throughout 2022.
Adjusted Net Income increased $61 million, or 41%, for the year ended December 31, 2022 to $208 million, compared to $147 million for the year ended December 25, 2021. The increase in Adjusted Net Income was primarily due to an increase in revenue related to same store sales and organic growth and increased unit growth from the U.S. glass business acquisitions and continued car wash acquisitions in 2022, partially offset by higher operating, interest, and income tax expenses associated with growth. See Note 3 to our consolidated financial statements for additional information about acquisitions.
Adjusted EBITDA was $514 million for the year ended December 31, 2022, an increase of $152 million, or 42%, compared to Adjusted EBITDA of $362 million for the year ended December 25, 2021. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of performance. For a discussion of our use of these non-GAAP measures and a reconciliation from Net Income to Adjusted Net Income and Adjusted EBITDA, see above for reconciliations of non-GAAP financial information.
Revenue

	Year Ended
(in thousands)	December 31, 2022	% of Net Revenues	December 25, 2021	% of Net Revenues
Franchise royalties and fees	$171,734	8.4%	$144,413	9.8%
Company-operated store sales	1,324,408	65.1%	843,646	57.5%
Independently-operated store sales	195,157	9.6%	204,246	13.9%
Advertising contributions	87,750	4.3%	75,599	5.2%
Supply and other revenue	254,145	12.5%	199,376	13.6%
Total revenue	$2,033,194	100.0%	$1,467,280	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased $27 million, or 19%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. Maintenance, Paint, Collision & Glass, and Platform Services franchise royalties and fees increased by 25%, 18%, and 15%, respectively. This increase was primarily due to a $595 million, or 17%, increase in franchised system-wide sales aided by an increase in same store sales and the additional 112 franchised stores.

Company-Operated Store Sales
Company-operated store sales increased $481 million, or 57%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. Maintenance, Car Wash, and Paint, Collision & Glass company-operated store sales increased by $189 million, $113 million, and $178 million, respectively. Company operated store sales increased due to the addition of 288 company-operated stores year-over-year and same store sales growth. Growth in company-operated stores was driven primarily by the acquisition of 10 glass businesses, which had 174 stores in aggregate, and continued car wash tuck-in acquisitions. The acquisition of the glass businesses generated $157 million of sales in 2022.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of the international car wash locations) decreased $9 million, or 4%, for the year ended December 31, 2022, compared to the year ended December 25, 2021, primarily as a result of store closures and a decrease in same store sales due to unfavorable currency translation.
Advertising Contributions
Advertising contributions increased by $12 million, or 16%, for the year ended December 31, 2022, compared to the year ended December 25, 2021, due to an increase in franchised system-wide sales of approximately $595 million, or 17%. Our franchise agreements typically require the franchisee to pay continuing advertising fees based on a percentage of franchisee gross sales.

Supply and Other Revenue
Supply and other revenue increased $55 million, or 27%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. Supply and other revenue increased across all segments due to an increase in system wide sales. Supply and other revenue also increased due to an overall increase in franchise stores in the Maintenance segment and increased rebates in the Paint, Collision & Glass segment.
Operating Expenses

	Year Ended
(in thousands)	December 31, 2022	% of Net Revenues	December 25, 2021	% of Net Revenues
Company-operated store expenses	$812,262	40.0%	$515,837	35.2%
Independently-operated store expenses	107,940	5.3%	114,115	7.8%
Advertising expenses	87,986	4.3%	74,765	5.1%
Supply and other expenses	145,481	7.2%	112,318	7.7%
Selling, general, and administrative expenses	383,478	18.9%	292,263	19.9%
Acquisition costs	15,304	0.8%	62,386	4.3%
Store opening costs	2,878	0.1%	2,497	0.2%
Depreciation and amortization	147,156	7.2%	112,777	7.7%
Trade name impairment charge	125,450	6.2%	—	—%
Asset impairment charges	5,655	0.3%	3,257	0.2%
Total operating expenses	$1,833,590	90.2%	$1,290,215	87.9%
Company-Operated Store Expenses
Company-operated store expenses increased $296 million, or 57%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. This increase in expenses was commensurate with the increase in revenue from the addition of 288 company-operated stores during fiscal year 2022 as well as same store sales growth. Company-operated store expenses increased at the same rate as company-operated store revenue.
Independently-Operated Store Expenses
Independently-operated store expenses (comprised entirely of the international car wash locations) decreased $6 million, or 5%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. This was commensurate with the decrease in Independently-operated store sales primarily due to unfavorable foreign currency translation. Independently-

operated store expenses decreased at a higher rate than Independently-operated store sales due to effective cost management and operational leverage.
Advertising Expenses
Advertising expenses increased $13 million, or 18%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. This increase aligns with the increase to advertising fund revenue. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses increased $33 million, or 30%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. This increase was primarily due to an increase in franchise system-wide sales that resulted in increased product purchases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $91 million, or 31%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. This increase was primarily due to increased employee compensation and other employee related expenses due to increased headcount primarily from 2022 car wash and glass company-operated store acquisitions, an additional $15 million relating to a change in estimate for the Tax Receivable Agreement, $16 million related to stock compensation, travel and infrastructure costs, as well as increased legal, professional, and audit fees. The remaining increase is a result of incremental costs to support organic growth.
Acquisition Costs
Acquisition costs decreased $47 million, or 75%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. Acquisition costs decreased primarily due to the non-recurrence of $56 million in transaction costs related to the acquisition of AGN on December 30, 2021 (See Note 3), which were incurred in 2021, partially offset by increased acquisition activity in the current year compared to the prior year.
Store Opening Costs
Store opening costs increased less than $1 million, or 15%, for the year ended December 31, 2022, compared to the year ended December 25, 2021, due to an increase in company operated new store openings and conversions of acquired stores to the Take 5 Oil brand.
Depreciation and Amortization
Depreciation and amortization expense increased $34 million, or 7%, for the year ended December 31, 2022, compared to the year ended December 25, 2021, due to additional property and equipment and definite-lived intangible assets recognized as a result of recent acquisitions and additional capitalized expenditures incurred related to growth, such as new store openings.
Trade Name Impairment Charges
The Company acquired a number of car wash businesses over the past two years and determined a fair value of each of the associated intangibles, including trademarks and customer relationships. During 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the brand name “Take 5 Car Wash”, and therefore discontinue the use of certain car wash trade names that had indefinite lives. As a result, the Company recognized a $125 million non-cash impairment charge.
Asset Impairment Charges
Asset impairment charges increased $2 million, or 74%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. Asset impairment charges related to the impairment of certain fixed assets and operating lease right-of-use assets, primarily at closed store locations.

Interest Expense, Net

	Year Ended
(in thousands)	December 31, 2022	% of Net Revenues	December 25, 2021	% of Net Revenues
Interest expense, net	$114,096	5.6%	$75,914	5.2%
Interest expense, net increased $38 million, or 50%, for the year ended December 31, 2022, compared to the year ended December 25, 2021, as a result of higher average debt outstanding and interest rates in the current period. In the fourth quarter of 2022, we issued $365 million in borrowings under the Series 2022-1 Class A-2 Securitization Senior notes and in the fourth quarter of 2021 we issued $950 million in borrowings under the Series 2021-1 Securitization Senior Notes and as well as Term Loan Facility borrowings, both of which impacted the average outstanding debt in 2022 compared to 2021. In addition, borrowings in the current year were impacted by rate increases throughout the year.
Loss on Foreign Currency Transactions, Net

	Year Ended
(in thousands)	December 31, 2022	% of Net Revenues	December 25, 2021	% of Net Revenues
Loss on foreign currency transactions, net	$17,168	0.8%	$20,683	1.4%
The loss on foreign currency transactions for the year ended December 31, 2022 was primarily comprised of a $16 million net remeasurement loss on our non-U.S. dollar entities, including third party long-term debt and intercompany notes.
The loss on foreign currency transactions for the year ended December 25, 2021 was primarily comprised of a $25 million loss associated with the remeasurement of our 2020-1 Senior Notes and foreign inter-company notes, partially offset by gains incurred on cross currency swaps and forward contracts associated with these instruments that are not designated as hedging instruments.
Loss on Debt Extinguishment

	Year Ended
(in thousands)	December 31, 2022	% of Net Revenues	December 25, 2021	% of Net Revenues
Loss on debt extinguishment	$—	—%	$45,576	3.1%
The loss on debt extinguishment of $46 million for the year ended December 25, 2021 was due to the write-off of remaining unamortized debt discount associated with settlement of the Car Wash Senior Credit Facilities.
Income Tax Expense

	Year Ended
(in thousands)	December 31, 2022	% of Net Revenues	December 25, 2021	% of Net Revenues
Income tax expense	$25,167	1.2%	$25,356	1.7%
Income tax expense decreased by $0.2 million, or 1%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. The effective income tax rate for the year ended December 31, 2022 was 36.8% compared to 72.7% for the year ended December 25, 2021. The decrease in the income tax expense from 2021 to 2022 was primarily driven by non-recurring unfavorable transaction costs in 2021, partially offset by an increase in pretax income and the impact of Global Intangible Low-Taxed Income (“GILTI”) in the current year.

Segment Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 25, 2021
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, store opening costs, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of the operating performance of our segments and may not be comparable to similar measures reported by other companies. Also, shared services costs are not allocated to these segments, as further described in Note 9 to the consolidated financial statements.
Maintenance

	Year Ended		2022	2021
(in thousands)	December 31, 2022	December 25, 2021	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$45,046	$35,932	5.6%	6.2%
Company-operated store sales	692,947	503,719	86.7%	87.3%
Supply and other revenue	61,869	37,425	7.7%	6.5%
Total revenue	$799,862	$577,076	100.0%	100.0%
Segment Adjusted EBITDA	$262,608	$179,073	32.8%	31.0%

System-Wide Sales			Change
Franchised stores	$923,153	$759,940	$163,213	21.5%
Company-operated stores	692,947	503,719	189,228	37.6%
Total System-Wide Sales	$1,616,100	$1,263,659	352,441	27.9%

Store Count			Change
Franchised stores	1,052	962	90	9.4%
Company-operated stores	593	543	50	9.2%
Total Store Count	1,645	1,505	140	9.3%
Same Store Sales %	16.1%	24.8%
Maintenance revenue increased $223 million, or 39%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. Franchise royalties and fees increased by $9 million, or 25%, primarily due to the $163 million increase in franchise system-wide sales driven by same store sales growth and an increase of 90 franchised stores. Company-operated store sales increased $189 million, or 38%, due to an increase in same store sales growth and an increase of 50 company-operated stores at Take 5 Oil. Supply and other revenue increased by $24 million, or 65%, primarily due to an increase in franchise store system wide sales related to Take 5 Oil driven by same store sales growth, an increase in franchise store count, and an increase in oil prices.
Maintenance Segment Adjusted EBITDA increased $84 million, or 47%, for the year ended December 31, 2022, as compared to the year ended December 25, 2021, primarily due to revenue growth as well as cost management and operational leverage.

Car Wash

	Year Ended		2022	2021
(in thousands)	December 31, 2022	December 25, 2021	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	$390,502	$277,118	65.9%	56.9%
Independently-operated store sales	195,157	204,246	32.9%	41.9%
Supply and other revenue	7,061	6,071	1.2%	1.2%
Total revenue	$592,720	$487,435	100.0%	100.0%
Segment Adjusted EBITDA	$184,717	$153,065	31.2%	31.4%

System-Wide Sales			Change
Company-operated stores	$390,502	$277,118	$113,384	40.9%
Independently-operated stores	195,157	204,246	(9,089)	(4.5)%
Total System-Wide Sales	$585,659	$481,364	$104,295	21.7%

Store Count			Change
Company-operated stores	390	330	60	18.2%
Independently-operated stores	721	728	(7)	(1.0)%
Total Store Count	1,111	1,058	53	5.0%
Same Store Sales %	(3.9)%	6.0%
Car Wash segment revenue increased $105 million, or 22%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. Company-operated store sales increased $113 million, or 41%, primarily due to U.S. acquisitions and new store openings in 2022. Independently-operated store sales decreased $9 million, or 4%, primarily as a result of store closures and a decrease in same store sales due to unfavorable currency translation.
Car Wash segment Adjusted EBITDA increased by $32 million, or 21%, for the year ended December 31, 2022, compared to the year ended December 25, 2021, primarily driven by increased revenue from acquisitions and new store openings in the year, partially offset by increased operating costs, primarily relating to compensation, rent, and utilities as well as decreased same store sales due to unfavorable impact to foreign exchange.

Paint, Collision & Glass

	Year Ended		2022	2021
(in thousands)	December 31, 2022	December 25, 2021	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$93,026	$79,125	22.7%	38.8%
Company-operated store sales	235,924	57,804	57.4%	28.3%
Supply and other revenue	81,714	67,272	19.9%	32.9%
Total revenue	$410,664	$204,201	100.0%	100.0%
Segment Adjusted EBITDA	$135,447	$82,731	33.0%	40.5%

System-Wide Sales			Change
Franchised stores	$2,723,047	$2,345,428	$377,619	16.1%
Company-operated stores	235,924	57,804	178,120	308.1%
Total System-Wide Sales	$2,958,971	$2,403,232	$555,739	23.1%

Store Count			Change
Franchised stores	1,628	1,608	20	1.2%
Company-operated stores	218	40	178	445.0%
Total Store Count	1,846	1,648	198	12.0%
Same Store Sales %	17.1%	12.6%
Paint, Collision & Glass revenue increased $206 million, or 101%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. Franchised royalties and fees increased $14 million, or 18%, due to the $378 million increase in franchise system-wide sales from same store sales growth and an increase of 20 franchised stores. Company operated store revenue increased $178 million, or 308%, primarily due to glass acquisitions with revenue of $157 million as well as full year revenue for 10 CARSTAR franchise sites acquired in the fourth quarter of 2021 resulting in an additional $7 million in revenue compared to prior year, as well as same store sales growth. Supply and other revenue increased $14 million, or 21%, primarily due to same store sales growth and higher franchise income resulting from an increase in system wide sales.
Paint, Collision & Glass Segment Adjusted EBITDA increased $53 million, or 64%, for the year ended December 31, 2022, as compared to the year ended December 25, 2021, mainly due to revenue growth from acquisitions and same store sales growth as well as cost management and operational leverage, partially offset by sales mix between franchise and company-operated stores.

Platform Services

	Year Ended		2022	2021
(in thousands)	December 31, 2022	December 25, 2021	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$33,662	$29,356	17.1%	18.1%
Company-operated store sales	5,035	5,005	2.6%	3.1%
Supply and other revenue	157,676	127,413	80.3%	78.8%
Total revenue	$196,373	$161,774	100.0%	100.0%
Segment Adjusted EBITDA	$72,538	$56,954	36.9%	35.2%

System-Wide Sales			Change
Franchised stores	$440,691	$386,163	$54,528	14.1%
Company-operated stores	5,035	5,005	30	0.6%
Total System-Wide Sales	$445,726	$391,168	$54,558	13.9%

Store Count			Change
Franchised stores	202	200	2	1.0%
Company-operated stores	1	1	—	—%
Total Store Count	203	201	2	1.0%
Same Store Sales %	12.6%	26.8%
Platform Services revenue increased $35 million, or 21%, for the year ended December 31, 2022, compared to the year ended December 25, 2021. Franchise royalties and fees increased $4 million, or 15%, as a result of a $55 million increase in franchise system-wide sales driven by same store sales growth. Supply and other revenue increased $30 million, or 24%, driven by an increase in franchise system-wide sales that resulted in increased product purchases.
Platform Services Segment Adjusted EBITDA increased $16 million, or 27%, for the year ended December 31, 2022, compared to the year ended December 25, 2021, driven primarily by revenue growth, cost management, and operational leverage.
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Cash flow from operations, supplemented with our long-term borrowings and revolving credit facilities, have been sufficient to fund our operations while allowing us to make strategic investments to grow our business. We believe that our sources of liquidity and capital resources will be adequate to fund our operations, acquisitions, company-operated store development, other general corporate needs, and the additional expenses we expect to incur for at least the next twelve months. We expect to continue to have access to the capital markets at acceptable terms. However, this could be adversely affected by many factors including macroeconomic factors, a downgrade of our credit rating, or a deterioration of certain financial ratios.
Driven Brands Funding, LLC (the “Issuer”), a wholly owned subsidiary of the Company, is subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with the Securitization Senior Notes. The Term Loan Facility and Revolving Credit Facility also have certain qualitative covenants. As of December 31, 2022 and December 25, 2021, the Company and its issuing subsidiaries were in compliance with all covenants under its agreements.
As of December 31, 2022, the Company had total liquidity of $618 million, which included $227 million in cash and cash equivalents and $391 million of undrawn capacity on its variable funding securitization senior notes and revolving credit facility. This does not include the additional $135 million Series 2022 Class A-1 Notes that expand our variable funding note borrowing capacity when the company elects to exercise it, assuming certain conditions continue to be met.

Contractual Obligations
In addition to our liquidity and capital resources, we have significant contractual obligations and commitments as December 31, 2022 relating to the following:
•Long-term debt and interest obligations - As of December 31, 2022 our outstanding debt balance was $2,784 million. See Note 8 to our consolidated financial statements for additional details regarding the timing of expected future principal payments. Interest on long-term debt is calculated based on debt outstanding and interest rates in effect on December 31, 2022, taking into account scheduled maturities and amortization payments. As of December 31, 2022, we estimate interest payment of $134 million due in 2023 and $488 million due in 2024 and thereafter.
•Operating lease commitments - The company and its subsidiaries have non-cancelable operating lease agreements for the rental of office space, company-operated shops, and office equipment. As of December 31, 2022, our remaining contractual commitments for operating leases were $1,942 million. See Note 10 to our consolidated financial statements regarding the timing of expected future payments.
•Sublease rental - The Company’s subsidiaries enter into certain lease agreements with owners of real property to sublet the leased premises to its franchisees. As of December 31, 2022, our remaining contractual commitments for sublease rentals were $32 million. See Note 10 to our consolidated financial statements regarding the timing of expected future payments.
Cash Flows
The following table illustrates the main components of our cash flows:

	Year Ended
(in thousands)	December 31, 2022	December 25, 2021
Net cash provided by operating activities	$197,176	$283,827
Net cash used in investing activities	(840,280)	(814,936)
Net cash provided by financing activities	343,368	885,536
Effect of exchange rate changes on cash	(2,283)	558
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(302,019)	$354,985
Operating Activities
Net cash provided by operating activities was $197 million for the year ended December 31, 2022 compared to net cash provided by operating activities of $284 million for the year ended December 25, 2021. The decrease was primarily due to a $56 million payment of transaction costs associated with the AGN acquisition paid in 2022 and $37 million of additional interest expense paid in the current year, partially offset by an increase in operating income.

Investing Activities
Net cash used in investing activities was $840 million for the year ended December 31, 2022 compared to $815 million for the year ended December 25, 2021, primarily resulting from an increase in capital expenditures of $275 million, partially offset by an increase in proceeds from sale-leaseback transactions of $190 million, an increase in proceeds received from disposal of businesses and fixed assets of $23 million, and a decrease in cash paid for acquisitions of $38 million.
Capital expenditures in all periods were primarily related to building new company-operated stores, remodeling existing and acquired company-operated stores, maintaining our existing store base, and executing on technology initiatives.
Financing Activities
Net cash provided by financing activities was $343 million for the year ended December 31, 2022 compared to $886 million for the year ended December 25, 2021. Financing activities for the year ended December 31, 2022 primarily related to $341 million for net debt proceeds and debt related activity. Financing activities for the year ended December 25, 2021 primarily related to $761 million in proceeds from our initial public offering, net of underwriting discounts and $167 million for net debt proceeds and debt related activity, partially offset by $43 million in repurchases of common stock.

Tax Receivable Agreement
We expect to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s initial public offering, which we therefore attribute to our existing stockholders. We expect that these tax benefits (i.e., the Pre-IPO and IPO-Related Tax Benefits) will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future. We have entered into an Tax Receivable Agreement which provides our Pre-IPO stockholders with the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local and provincial income tax that we and our subsidiaries actually realize as a result of the utilization of the Pre-IPO and IPO-Related Tax Benefits. The Company has recorded a total liability of $171 million as of December 31, 2022 of which $53 million and $118 million are recorded under current and non-current tax receivable agreement liabilities on our consolidated balance sheets, respectively. As of December 25, 2021, the company recorded a total liability of $156 million of which $24 million and $132 million were recorded under current and non-current tax receivable agreement liabilities on our consolidated balance sheet, respectively. The change from prior year relates to changes in the estimated liability based on tax returns filed by the Company in the current year.
For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by reference to the reduction in the liability for income taxes resulting from the utilization of the Pre-IPO and IPO-Related Tax Benefits. The term of the Tax Receivable Agreement commenced upon the effective date of the Company’s initial public offering and will continue until the Pre-IPO and IPO-Related Tax Benefits have been utilized, accelerated or expired.
Because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us. The securitized debt facility may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement because of restrictions under our outstanding indebtedness, such payments will be deferred and will generally accrue interest at a rate of LIBOR plus 1.00% per annum until paid. To the extent that we are unable to make payments under the Tax Receivable Agreement for any other reason, such payments will generally accrue interest at a rate of LIBOR plus 5.00% per annum until paid.
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

Impairment of goodwill and other indefinite-lived intangible assets
Goodwill and intangible assets considered to have an indefinite life (primarily our trade names) are evaluated throughout the year to determine if indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in our business, in the business overall climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of our common stock.
If no indicators of impairment have been noted during these preliminary assessments, we perform an assessment of goodwill and intangible assets annually as of the first day of our fourth fiscal quarter. We first assess qualitatively whether it is more-likely-than-not that an impairment does not exist. Significant factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, overall financial performance, and results of past impairment tests. If we do not qualitatively determine that it is more-likely-than-not that an impairment does not exist, we perform a quantitative impairment test.
In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and indefinite-lived intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flow model include future trends in sales and terminal growth rates, operating expenses, overhead expenses, tax depreciation, capital expenditures, and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
In the process of a quantitative test of our trade name intangible assets, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate, and a discount rate to be applied to the forecast revenue stream.
There is an inherent degree of uncertainty in preparing any forecast of future results. Future trends in system-wide sales are dependent to a significant extent on national, regional, and local economic conditions. Any decreases in customer traffic or average repair order due to these or other reasons could reduce gross sales at franchise locations, resulting in lower royalty and other payments from franchisees, as well as lower sales at company-operated locations. This could reduce the profitability of franchise locations, potentially impacting the ability of franchisees to make royalty payments owed to us when due, which could adversely impact our current cash flow from franchise operations), and company-operated sites.
Business combinations
We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets, including trade names, franchise agreements, license agreements, customer relationships, real property and market adjustments for in-place lease agreements. The Company will record a right-of-use (“ROU”) asset for acquired leases at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease. As a result, in the case of significant acquisitions, we normally obtain the assistance of a third-party valuation specialist in estimating the value of real property and intangible assets. The fair value measurements are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. Favorable or unfavorable market terms used to value the ROU assets are estimated based on comparable market data. Fair values of acquired trade names are estimated using an income approach, specifically the relief-from-royalty method. Assumptions utilized in the determination of fair value include forecasted sales, discount rates, and royalty rates. While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances, like the COVID-19 pandemic, may occur, which could affect the accuracy or validity of the estimates and assumptions.
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
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of intangible assets with finite lives, primarily assets related to franchise and license agreements, may not be recoverable. Recoverability of the asset is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the asset's remaining useful life. Significant factors considered include, but are not limited to, current and forecast sales, current and forecast cash flows, and a discount rate to be applied to the forecast revenue stream.
Income taxes
We estimate certain components of our provision for income taxes. Our estimates and judgments include, among other items, the calculations used to determine the deferred tax asset and liability balances, effective tax rates for state and local income taxes, uncertain tax positions, amounts deductible for tax purposes, and related reserves. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available. Further, our assessment of uncertain tax positions requires judgments relating to the amounts, timing, and likelihood of resolution.
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
In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
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
Leases
The Company is the lessee in a significant real estate portfolio, primarily through ground leases (the Company leases the land and generally owns the building) and through leases of land and buildings. The Company records a right of use (“ROU”) asset and lease liability based on the present value of the Company’s estimated future minimum lease payments over the lease term.
In determining the initial lease term, the Company generally does not include periods covered by renewal options, as the Company does not believe these renewal options are reasonably assured of being exercised. These judgments may produce materially different amounts of depreciation, amortization, and rent expense than would be reported if different assumed lease terms were used.
If a lease does not provide enough information to determine the implicit interest rate in the agreements, the Company uses its incremental borrowing rate in calculating the lease liability. The Company determines its incremental borrowing rate for each lease by reference to yield rates on collateralized debt issuances, which approximates borrowings on a collateralized basis, by companies of a similar credit rating as the Company, with adjustments for differences in years to maturity and implied company-specific credit spreads.
Equity-based Compensation
On April 17, 2015, Driven Investor LLC (“Parent”) entered into a limited liability company agreement (the “Equity Plan”). The Equity Plan, among other things, established the ownership of certain membership units in the Parent and defined the distribution rights and allocations of profits and losses associated with those membership units. On January 6, 2021, the Company’s board of directors approved the 2021 Omnibus Incentive Plan (the “Plan”) and effective January 14, 2021, the Company’s shareholders adopted and approved the Plan. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, or any combination of the foregoing to current and prospective employees and directors of, and consultants and advisors to, the Company and its affiliates.
We recognize expense related to the fair value of equity-based compensation over the service period (generally the vesting period) in the consolidated financial statements based on the estimated fair value of the award on the grant date.
The grant date fair value of all incentive units is estimated using the Black-Scholes option pricing model. The pricing model requires assumptions, which include the expected life of the profits interests, the risk-free interest rate, the expected dividend yield, and expected volatility of our units over the expected life, which significantly impacts the assumed fair value. We account for forfeitures as they occur.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks, which exist as part of our ongoing business operations. In addition to inflationary pressures, we are exposed to changes in interest rates, price volatility for certain commodities, and changes in currency exchange rates. As a policy, we do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk
We are exposed to changes in interest rates as a result of our financing activities used to fund business operations. Primary exposures include movements in London Interbank Offered Rate (“LIBOR”). The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We have attempted to manage this risk by issuing fixed rate debt instruments on the majority of our securitization senior notes. However, our variable funding notes, Term Loan Facility, and Revolving Credit Facility are variable rate, and therefore our interest costs are subject to change based on movement in interest rates. A hypothetical rate increase or decrease of 1% for variable debt held as of December 31, 2022, would result in an increase or decrease of interest expense of $5 million.
We also have exposure to variable interest rates in the Tax Receivable Agreement. See Note 2 to the consolidated financial statements for additional details.
As discussed in “Risk Factors - We are required to make payments under a Tax Receivable Agreement for certain tax benefits, which amounts are expected to be material” to the extent that we are unable to make payments under the Tax Receivable Agreement because of restrictions under our outstanding indebtedness, such payments will be deferred and will generally accrue interest at a rate of LIBOR plus 1.00% per annum until paid. To the extent that we are unable to make payments under the Tax Receivable Agreement for any other reason, such payments will generally accrue interest at a rate of LIBOR plus 5.00% per annum until paid.
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
Foreign Exchange Risk
We are exposed to market risk due to changes in currency exchange rate fluctuations for revenues generated by our operations in Canada, Europe, and Australia, which can adversely impact our net income and cash flows. Our consolidated statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions, such as intercompany loans denominated in foreign currency. We have attempted to minimize this risk on certain securitization debt and inter-company loans with a cross-currency interest rate swap agreement and foreign currency forward contracts to hedge our risk to changes between the U.S. Dollar and Canadian Dollar as well as a forward contract between the British Pound and Euro, respectively. See Note 11 to the consolidated financial statements for additional details.
Impact of Inflation
Inflation did not have a significant overall effect on our annual results of operations during 2022, 2021 or 2020. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Driven Brands Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Driven Brands Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ / members’ equity and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded 38 businesses from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in purchase business combinations during 2022. We have also excluded these 38 businesses from our audit of internal control over financial reporting. These businesses, each of which is wholly-owned, comprised, in the aggregate, total assets and total net revenue excluded from management’s assessment and our audit of internal control over financial reporting of approximately 9% and 5% of consolidated total net revenue and consolidated total assets, respectively, as of and for the year ended December 31, 2022. The most significant of these businesses, representing 4% and 1% of consolidated total net revenue and less than 1% individually of consolidated total assets, were Auto Glass Now and Auto Glass Fitters Inc., respectively.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Auto Glass Now (AGN) - Valuation of Trade Name

As described in Note 3 to the consolidated financial statements, the Company acquired Auto Glass Now for a total consideration of $171 million on December 30, 2021. The purchase price allocation resulted in the recognition of $49 million of intangible assets, $37 million of which was a trade name intangible asset. As disclosed by management, the fair value of the acquired trade name was estimated using an income approach, specifically the relief-from-royalty method. The Company utilized assumptions with respect to forecasted sales, the discount rate, and the royalty rate in determining the fair value of the acquired trade name.

The principal considerations for our determination that performing procedures relating to the valuation of the trade name acquired in the acquisition of Auto Glass Now is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the trade name acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions relating to the discount rate and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of intangibles, including controls over management’s valuation of the trade name and significant assumptions related to the discount rate and royalty rate. These procedures also included, among others, (i) testing management’s process for estimating the fair value of the trade name, (ii) evaluating the appropriateness of the relief-from-royalty method, (iii) testing the completeness and accuracy of historical revenue used in the relief-from-royalty method, and (iv) evaluating the reasonableness of management’s significant assumptions related to the discount rate and royalty rate. Evaluating management’s significant assumption related to the royalty rate involved evaluating whether the significant assumption was reasonable considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s relief-from-royalty method and the reasonableness of the discount rate and royalty rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 1, 2023

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Driven Brands Holdings Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Driven Brands Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 25, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’/members’ equity, and cash flows for each of the fiscal years ended December 25, 2021 and December 26, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021, and the results of its operations and its cash flows for each of the fiscal years ended December 25, 2021 and December 26, 2020, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2009 to 2022.

Charlotte, North Carolina
March 18, 2022

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in thousands, except per share amounts)	December 31, 2022	December 25, 2021	December 26, 2020
Net revenue:
Franchise royalties and fees	$171,734	$144,413	$117,126
Company-operated store sales	1,324,408	843,646	489,267
Independently-operated store sales	195,157	204,246	67,193
Advertising contributions	87,750	75,599	59,672
Supply and other revenue	254,145	199,376	170,942
Total net revenue	2,033,194	1,467,280	904,200
Operating expenses:
Company-operated store expenses	812,262	515,837	305,908
Independently-operated store expenses	107,940	114,115	41,051
Advertising expenses	87,986	74,765	61,989
Supply and other expenses	145,481	112,318	93,380
Selling, general and administrative expenses	383,478	292,263	218,277
Acquisition costs	15,304	62,386	15,682
Store opening costs	2,878	2,497	2,928
Depreciation and amortization	147,156	112,777	62,114
Tradename impairment	125,450	—	—
Asset impairment charges and lease terminations	5,655	3,257	8,142
Total operating expenses	1,833,590	1,290,215	809,471
Operating income	199,604	177,065	94,729
Other (income) expense, net
Interest expense, net	114,096	75,914	95,646
Loss on debt extinguishment	—	45,576	5,490
Loss (gain) on foreign currency transactions, net	17,168	20,683	(13,563)
Total other expenses, net	131,264	142,173	87,573
Income before taxes	68,340	34,892	7,156
Income tax expense	25,167	25,356	11,372
Net income (loss)	43,173	9,536	(4,216)
Net loss attributable to non-controlling interests	(15)	(96)	(17)
Net income (loss) attributable to Driven Brands Holdings Inc.	$43,188	$9,632	$(4,199)

Earnings per share(1)
Basic	$0.26	$0.06	$(0.04)
Diluted	$0.25	$0.06	$(0.04)

Weighted average shares outstanding(1)
Basic	162,762	160,684	104,318
Diluted	166,743	164,644	104,318
(1) Share and per share amounts have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 16 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Net income (loss)	$43,173	$9,536	$(4,216)
Other comprehensive income (loss):
Foreign currency translation adjustment	(64,418)	(20,994)	13,227
Unrealized gain (loss) from cash flow hedges, net of tax expense (benefit) of $1,849, ($157), and ($86), respectively	5,941	(671)	(87)
Actuarial gain (loss) of defined benefit pension plan, net of tax expense of $591, $0, and $0, respectively	1,049	132	(219)
Other comprehensive income (loss), net	(57,428)	(21,533)	12,921
Total comprehensive income (loss)	(14,255)	(11,997)	8,705
Comprehensive income (loss) attributable to non-controlling interests	(36)	(73)	2
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$(14,219)	$(11,924)	$8,703

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$227,110	$523,414
Restricted cash	792	792
Accounts and notes receivable, net	179,888	117,903
Inventory	72,040	46,990
Prepaid and other assets	40,084	24,326
Income tax receivable	15,075	6,867
Assets held for sale	—	3,275
Advertising fund assets, restricted	36,421	45,360
Total current assets	571,410	768,927
Property and equipment, net	1,545,738	1,350,984
Operating lease right-of-use assets	1,299,189	995,625
Deferred commissions	7,121	10,567
Intangibles, net	765,903	816,183
Goodwill	2,277,065	1,910,392
Other assets	30,561	3,182
Deferred tax asset	2,911	1,509
Total assets	$6,499,898	$5,857,369
Liabilities and shareholders'/members’ equity
Current liabilities:
Accounts payable	$60,606	$83,033
Income taxes payable	4,454	11,054
Accrued expenses and other liabilities	317,318	306,956
Current portion of long-term debt	32,986	26,044
Tax receivable agreement liability	53,328	24,255
Advertising fund liabilities	36,726	26,441
Total current liabilities	505,418	477,783
Long-term debt, net	2,705,281	2,356,320
Operating lease liabilities	1,177,501	931,604
Deferred tax liabilities	276,749	257,067
Deferred revenue	30,046	28,240
Tax receivable agreement liability	117,915	131,715
Long-term accrued expenses and other liabilities	33,419	29,398
Total liabilities	4,846,329	4,212,127
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 900,000,000 shares authorized; 167,404,047 and 167,380,450 shares outstanding, respectively	1,674	1,674
Additional paid-in capital	1,628,904	1,605,890
Retained earnings	84,795	41,607
Accumulated other comprehensive loss	(62,435)	(5,028)
Total shareholders' equity attributable to Driven Brands Holdings Inc.	1,652,938	1,644,143
Non-controlling interests	631	1,099
Total shareholders' equity	1,653,569	1,645,242
Total liabilities and shareholders' equity	$6,499,898	$5,857,369

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ / MEMBERS’ EQUITY

	December 31, 2022		December 25, 2021		December 26, 2020
in thousands, except share amounts	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	167,380,450	$1,674	56,500,000	$565	56,500,000	$565
Stock issued relating to Employee Stock Purchase Plan	143,707	1	—	—	—	—
Shares issued for exercise/vesting of share-based compensation awards	35,788	—	26,084	—	—	—
Forfeiture of restricted stock awards	(155,898)	(1)	(55,887)	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	—	108,204,698	1,082	—	—
Common stock issued upon underwriter’s exercise of over-allotment	—	—	4,772,727	48	—	—
Repurchase of common stock	—	—	(2,067,172)	(21)	—	—
Balance at end of period	167,404,047	$1,674	167,380,450	$1,674	56,500,000	$565
Additional paid-in capital
Balance at beginning of period		$1,605,890		$1,055,172		$242,240
Equity-based compensation expense		20,583		4,301		1,323
Exercise of stock options		354		505		—
Stock issued relating to Employee Stock Purchase Plan		2,091		—		—
Tax withholding on stock option exercises		(14)		—		—
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions		—		645,661		—
Common stock issued upon underwriter’s exercise of over-allotment		—		99,177		—
Repurchase of common stock		—		(42,956)		—
Establishment of tax receivable agreement liability		—		(155,970)		—
Common stock issued		—		—		811,609
Balance at end of period		$1,628,904		$1,605,890		$1,055,172
Retained earnings
Balance at beginning of period		$41,607		$31,975		$41,983
Net income (loss)		43,188		9,632		(4,199)
Cumulative effect of ASU 2016-02		—		—		(4,012)
Cumulative effect of ASU 2016-13		—		—		(1,797)
Balance at end of period		$84,795		$41,607		$31,975
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(5,028)		$16,528		$3,626
Other comprehensive income (loss)		(57,407)		(21,556)		12,902
Balance at end of period		$(62,435)		$(5,028)		$16,528

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ / MEMBERS’ EQUITY

	December 31, 2022		December 25, 2021		December 26, 2020
in thousands, except share amounts	Shares	Amount	Shares	Amount	Shares	Amount
Non-controlling interests
Balance at beginning of period		$1,099		$2,120		$1,464
Net loss		(15)		(96)		(17)
Other comprehensive income		(21)		23		19
Acquisition of non-controlling interest		—		—		400
Capital contribution to non-controlling interest		—		—		254
Divestiture of Denmark car wash operations		(432)		—		—
At-Pac divestiture		—		(948)		—
Balance at end of period		$631		$1,099		$2,120

Total shareholders’ equity		$1,653,569		$1,645,242		$1,106,360

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Net income (loss)	$43,173	$9,536	$(4,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147,156	112,777	62,114
Equity-based compensation expense	20,583	4,301	1,323
Trade name impairment	125,450	—	—
Loss (gain) on foreign denominated transactions	17,147	25,324	(23,245)
Loss (gain) on foreign currency derivative	21	(4,642)	10,033
Gain on sale of businesses, fixed assets, and sale-leaseback transactions	(34,854)	(11,353)	(558)
Bad debt expense	5,777	1,854	7,059
Asset impairment costs	5,655	3,257	8,142
Amortization of deferred financing costs and bond discounts	8,450	7,002	10,890
Amortization of interest rate hedge	(542)	—	—
Provision for deferred income taxes	20,567	9,866	3,936
Loss on extinguishment of debt	—	45,576	5,490
Other, net	(21)	(2,183)	643
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(58,837)	(36,395)	(15,274)
Inventory	(22,712)	(5,723)	(2,904)
Prepaid and other current assets	(30,418)	(30,260)	(5,658)
Advertising fund assets and liabilities, restricted	12,698	9,386	(369)
Other assets	(23,378)	483	3,492
Deferred commissions	3,407	(1,899)	(1,927)
Deferred revenue	1,925	6,678	6,278
Accounts payable	(34,634)	6,905	(4,454)
Accrued expenses and other liabilities	2,898	128,871	19,457
Income tax payable, net	(12,335)	4,466	3,734
Cash provided by operating activities	197,176	283,827	83,986
Cash flows from investing activities:
Capital expenditures	(436,205)	(160,760)	(52,459)
Cash used in business acquisitions, net of cash acquired	(763,061)	(800,829)	(105,031)
Proceeds from sale-leaseback transactions	333,798	144,134	100,174
Proceeds from sale or disposal of businesses and fixed assets	25,188	2,519	—
Cash used in investing activities	(840,280)	(814,936)	(57,316)
Cash flows from financing activities:
Payment of contingent consideration related to acquisitions	—	—	(2,783)
Payment of debt issuance cost	(7,172)	(19,756)	(22,932)
Proceeds from the termination of interest rate swap	10,870	—	—
Proceeds from the issuance of long-term debt	365,000	950,000	625,000
Repayment of long-term debt	(23,912)	(721,500)	(448,213)
Repayments of revolving lines of credit and short-term debt	(435,000)	(544,800)	(432,800)
Proceeds from revolving lines of credit and short-term debt	435,000	526,800	391,301
Repayment of principal portion of finance lease liability	(3,369)	(2,199)	(595)
Proceeds from failed sale-leaseback transactions	—	538	5,633

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Proceeds from initial public offering, net of underwriting discounts	—	661,500	—
Net proceeds from follow-on public offering	—	99,225	—
Repurchases of common stock	—	(43,040)	—
Proceeds from stock option exercises, net of taxes	340	505	—
Payments for termination of interest rate swaps	—	(21,826)	—
Proceeds from issuance of equity shares	—	—	2,609
Other, net	1,611	89	1,423
Cash provided by financing activities	343,368	885,536	118,643
Effect of exchange rate changes on cash	(2,283)	558	4,468
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(302,019)	354,985	149,781
Cash and cash equivalents, beginning of period	523,414	172,611	34,935
Cash included in advertising fund assets, restricted, beginning of period	38,586	19,369	23,091
Restricted cash, beginning of period	792	15,827	—
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	562,792	207,807	58,026
Cash and cash equivalents, end of period	227,110	523,414	172,611
Cash included in advertising fund assets, restricted, end of period	32,871	38,586	19,369
Restricted cash, end of period	792	792	15,827
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$260,773	$562,792	$207,807

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$18,857	$4,753	$5,726
Deferred consideration included in accrued expenses and other liabilities	35,007	16,000	4,660
Contingent consideration	—	56,000	4,309
Supplemental cash flow disclosures - cash paid for:
Interest	$113,226	$75,807	$88,772
Income taxes	17,220	12,764	6,238

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
e Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. together with its subsidiaries (collectively, the “Company”) is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,800 franchised, independently-operated, and company-operated locations across 49 U.S. states and 13 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Take 5 Car Wash®, Meineke Car Care Centers®, MAACO®, CARSTAR®, Auto Glass Now®, and 1-800-Radiator & A/C® that compete in the automotive services industry. Approximately 75% of the Company’s locations are franchised or independently-operated.
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
On September 12, 2022, the Company filed a Registration Statement on Form 424B7 for an underwritten secondary offering of 7 million shares of common stock at $32.19 per share by certain of the Company’s stockholders, Driven Equity LLC and RC IV Cayman ICW Holdings LLC, each of which is a related party of Roark Capital Management, LLC. The Company did not sell any common stock in the offering and did not receive any proceeds from the offering. After the secondary offering, related parties to Roark Capital Management, LLC held approximately 61% of our outstanding common stock.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits, which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into an Tax Receivable Agreement, which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize. The Tax Receivable Agreement is effective as of the date of the Company’s IPO. The Company has recorded a total liability of $171 million as of December 31, 2022 of which $53 million and $118 million are recorded under current and non-current tax receivable agreement liabilities on our consolidated balance sheets, respectively. As of December 25, 2021, the company recorded a total liability of $156 million of which $24 million and $132 million were recorded under current and non-current tax receivable agreement liabilities on our consolidated balance sheet, respectively. The change from prior year relates to changes in the estimated liability based on tax returns filed by the Company in the current year.

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
Note 2— Summary of Significant Accounting Policies
Fiscal year
The Company operates and reports financial information on a 52 or 53 week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter), except for the Car Wash segment, which is currently consolidated based on a calendar month end. Our 2022 fiscal year ending December 31, 2022 consisted of 53 weeks and our 2021 and 2020 fiscal years ending December 25, 2021 and December 26, 2020, respectively, consisted of 52 weeks.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Driven Brands Holdings Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
The three months and year ended December 31, 2022 includes approximately $7.5 million and $3.7 million of pre-tax income adjustments, respectively, for items that originated in previous quarters during fiscal year 2022, as well as prior years. The Company evaluated the materiality of the adjustments on prior period financial statements and recording the adjustments in the current period and concluded the effect of the adjustments were immaterial to both the current and prior period financial statements.
Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the related notes to the consolidated financial statements. Significant items that are subject to estimates and assumptions include, but not limited to, valuation of intangible assets and goodwill; income taxes; allowance for credit losses; valuation of derivatives; self-insurance claims; and stock-based compensation. Management evaluates its estimates on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on historical experience, current conditions, and various other additional information, may affect amounts reported in future periods. Actual results could differ due to the uncertainty inherent in the natures of these estimates.
Cash and Cash Equivalents
Cash equivalents consist of demand deposits and short-term, highly liquid investments with original maturities of three months or less. These investments are carried at cost, which approximates fair value.
Restricted Cash
The Company had total restricted cash of $34 million and $39 million at December 31, 2022 and December 25, 2021, respectively, which primarily consisted of funds from franchisees pursuant to franchise agreements, the usage of which was restricted to advertising activities, and letters of credit collateral. Advertising funds are presented within advertising fund assets, restricted, on the consolidated balance sheet.
Accounts and Notes Receivable
The Company’s accounts receivable consists principally of amounts due related to product sales, centrally billed commercial fleet work, centrally billed insurance claims, advertising and franchise fees, rent due from franchisees, and training services.

These receivables are generally due within 30 days of the period in which the corresponding sales occur and are classified as accounts and notes receivable, net on the consolidated balance sheet. Accounts receivable are reported at their estimated net realizable value.
Notes receivable are primarily from franchisees and relate to financing arrangements for certain past due balances or to partially finance the acquisition of company-operated stores or re-franchising locations. The notes are typically collateralized by the assets of the store being purchased. Interest income recognized on these notes is included in supply and other revenue on the accompanying consolidated statements of operations. The Company places notes receivable on a non-accrual status based on management’s determination if it is probable that the principal balance is not expected to be repaid per the contractual terms. When the Company places a note receivable on a non-accrual status, interest income recorded on the note is reversed through supply and other revenue. The Company recorded an immaterial amount of interest income related to its notes receivables during the years ended December 31, 2022, December 25, 2021, and December 26, 2020.
Allowance for Credit Losses
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, on December 26, 2020, which was retroactively applied as of the first day of fiscal year 2020 using the modified retrospective adoption method. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred credit losses against receivable balances based on current and historical information. Upon adoption of this guidance, the Company recognized an increase to its allowance for credit losses of $2 million and a corresponding adjustment to retained earnings, net of tax, as a cumulative effect of an accounting change.
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
Inventory
Inventory is stated at the lower of cost or net realizable value. The Company primarily purchases its oil, lubricants, soap and auto glass in bulk quantities to take advantage of volume discounts and to ensure inventory availability to complete services. Inventories are presented net of volume rebates.

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

The following table presents the estimated useful lives for each asset category:

Buildings and improvements	5 to 40 years
Furniture and fixtures	5 to 7 years
Store equipment	5 to 15 years
Leasehold improvements	5 to 15 years
Vehicles	3 to 5 years
Computer equipment and software	3 to 5 years
Cloud computing arrangements
The Company capitalizes qualified cloud computing implementation costs associated with the application development stage and subsequently amortize these costs over the term of the hosting arrangement and stated renewal period, if it is reasonably certain we will renew. Capitalized costs are included in other assets on the consolidated balance sheet. As of December 31, 2022, no cloud computing arrangements were in service.

Leases
The Company adopted ASU 2016-02 Leases and the subsequent ASUs that modified ASU 2016-02 (collectively, the amendments) during the twelve months ended December 26, 2020 and retroactively adopted the amendments as of the first day of fiscal year 2019.
The adoption of the standard resulted in a right-of-use (“ROU”) asset of approximately $324 million primarily from operating leases for our company-operated stores, a $4 million reduction to retained earnings, net of taxes, as a cumulative effect of an accounting change, and a lease liability of approximately $330 million as of December 28, 2019. The remaining $1 million related to the derecognition of certain liabilities and assets that had been recorded in accordance with GAAP that had been applied prior to the adoption of the amendments.
The lease standard requires the lessee in an operating lease to record a balance sheet gross-up upon lease commencement by recognizing an ROU asset and lease liability equal to the present value of the lease payments over the expected lease term. The ROU asset and lease liability are derecognized in a manner that effectively yields a straight-line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors.
Finance lease ROU assets are depreciated on a straight-line basis over the lesser of the useful life of the leased asset or lease term. Finance lease liabilities are recognized using the effective interest method, with interest determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. Interest associated with finance lease liabilities is recognized in interest expense, net, on the consolidated statements of operations and is included in changes in accrued expenses and other liabilities in the consolidated statements of cash flows.
At contract inception, we determine whether the contract is or contains a lease based on the terms and conditions of the contract. Lease contracts are recognized on our consolidated balance sheet as ROU assets and lease liabilities; however, we have elected not to recognize ROU assets and lease liabilities on leases with terms of one year or less. Variable lease payments that are dependent on usage, output, or may vary for other reasons are excluded from lease payments in the measurement of the ROU assets and lease liabilities and are recognized as lease expense in the period the obligation is incurred. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine lease and non-lease components. The Company’s vehicle and equipment leases are comprised of a single lease component.
If a lease does not provide enough information to determine the implicit interest rate in the agreements, the Company uses its incremental borrowing rate in calculating the lease liability. The Company determines its incremental borrowing rate for each lease by reference to yield rates on collateralized debt issuances, which approximates borrowings on a collateralized basis, by companies of a similar credit rating as the Company, with adjustments for differences in years to maturity and implied company-specific credit spreads.
Certain leases include renewal and termination options and the option to renew is under our sole discretion. These leases are included in the lease term in determining the ROU assets and liabilities when we are reasonably certain we will exercise the option.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company's indefinite-lived intangibles are comprised of trademarks and tradenames.

In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and indefinite-lived intangible assets. Significant assumptions are made by management in estimating fair value under the discounted cash flow model including future trends in sales and terminal growth rates, operating expenses, overhead expenses, tax depreciation, capital expenditures, and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
In the process of a quantitative test of our tradename intangible assets, we primarily use the relief-from-royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate, and a discount rate to be applied to the forecast revenue stream.
There is an inherent degree of uncertainty in preparing any forecast of future results. Future trends in system-wide sales are dependent to a significant extent on national, regional, and local economic conditions. Any decreases in customer traffic or average repair order due to these or other reasons could reduce gross sales at franchise locations, resulting in lower royalty and other payments from franchisees, as well as lower sales at company-operated locations. This could reduce the profitability of franchise locations, potentially impacting the ability of franchisees to make royalty payments owed to us when due (which could adversely impact our current cash flow from franchise operations), and company-operated sites.
The determination of indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.
During the second quarter of 2022, management impaired the life of one indefinite-lived tradename. Refer to Note 6 for additional information.
We have completed our annual test of goodwill and indefinite-lived intangibles for impairment and have determined there was no impairment.
Definite Lived Intangible Assets
The Company's definite lived intangible assets are comprised primarily of trademarks, franchise agreements, license agreements, membership agreements, customer relationships, and developed technology.
Intangible assets with definite lives are being amortized on a straight-line basis over the estimated useful life of each asset as follows:

Estimated Useful Life
Tradenames	1 to 3 years
Franchise agreements	13 to 30 years
License agreements	7 to 19 years
Membership agreements	7 to 9 years
Customer relationships	13 to 16 years
Developed technology	5 to 8 years
The lives of definite lived intangibles are reviewed and reduced if changes in their planned use occurs. If changes in the assets planned use is identified, management reviews the useful life and carrying value of the asset to assess the recoverability of the assets if facts and circumstances indicate the carrying value may not be recoverable. The recoverability test requires management to compare the undiscounted cash flows expected to be generated by the intangible asset or asset group to the carrying value. If the carrying amounts of the intangible asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying value exceeds its fair value.
Management reviews business combinations to identify intangible assets, which are typically tradenames and customer relationships, and value the assets based on information and assumptions available to us at the date of purchase utilizing income and market approaches to determine fair value.

Assets Held for Sale
Assets currently available for sale and expected to be sold within one year are classified as assets held for sale. There were no assets designated as held for sale as of December 31, 2022. The Company had one car wash site which was part of one of the 2021 acquisitions with a total carrying value of $3 million that was designated as held-for-sale as of December 25, 2021.
Accrued Liabilities
Included within accrued expenses and other liabilities on the consolidated balance sheet were $58 million and $65 million of accrued payroll, bonus, and benefits at December 31, 2022 and December 25, 2021, respectively.
Derivative instruments
We utilize derivative financial instruments to manage our interest rate and foreign exchange exposure. For derivatives instruments where we have not elected hedge accounting, the change in fair value is recognized in earnings. For derivative instruments where we have elected hedge accounting, the changes in the derivative and the hedged item attributable to the hedged risks are recognized in the same line within our consolidated statement of operations. For derivatives designated as cash flow hedges, changes in the fair value of the derivative is initially recorded in accumulated other comprehensive income (loss) and subsequently recorded to the statement of operations when the hedged item impacts earnings. Derivatives designated as hedge accounting are assessed at inception and on an ongoing basis whether the instrument is, and will continue to be, highly effective in offsetting cash flow or fair value of the hedged item and whether it remains probable the forecasted transaction will occur. Changes in the fair value for derivative instruments that do not qualify as hedge accounting are recognized in the consolidated statement of operations. Refer to Note 11 for additional information regarding our derivative assets and liabilities.
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
Company-operated store sales
Company-operated store sales are recognized, net of sales discounts, upon delivery of services and the service-related product. Customers also have the ability to purchase car wash club memberships that allow a customer unlimited washes for the duration of the membership. The Company recognizes revenue from these membership programs on a straight-line basis over the membership term. Sales proceeds for gift cards are recognized as a contract liability; the liability is reduced and revenue is recognized when the gift card is subsequently redeemed for services. Breakage on unredeemed gift card balances is estimated and recognized as revenue using the proportional method based on historical redemption patterns.
The states and municipalities in which the Company operates impose sales tax on all of the Company’s nonexempt revenue. The Company collects the sales tax from its customers and remits the entire amount to the appropriate taxing authority. The Company’s policy is to exclude the tax collected and remitted from net revenue and direct costs. The Company accrues sales tax liabilities as it records sales, maintaining the amount owed to the taxing authorities in accrued expenses and other liabilities on the consolidated balance sheet.
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
Supply and other revenue
Supply and other revenue includes revenue related to product sales, vendor incentive revenue, insurance licensing fees, store leases, software maintenance fees, and automotive training services revenue. Supply and other revenue is recognized once title of goods is transferred to franchisees or other independent parties, as the sales of the related products occur, or ratably. Vendor incentive revenue is recognized as sales of the related product occur. Insurance licensing fee revenue is generated when the Company is acting as an agent on behalf of its franchisees and is recognized once title of goods is transferred to franchisees. The insurance license revenue is presented net of any related expense with any residual revenue reflecting the management fee the Company charges for the program. Store lease revenue is recognized ratably over the underlying property lease term. Software maintenance fee revenue is recognized monthly in connection with providing and servicing software. Automotive training services are provided to third party shop owner/operators in accordance with agreed upon contract terms. These contracts may be for one-time shop visits or agreements to receive access to education and training programs for multiple years. For one-time shop visits, revenue is recognized at the time the service is rendered. For the multi-year education and training contracts, revenue is recognized ratably over the contract term.
Assets Recognized from the Costs to Obtain a Contract with a Customer:
The Company has elected a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. The Company records contract assets, included in deferred commissions on the accompanying consolidated balance sheet, for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year and if such costs are material. Commission expenses, a primary cost associated with the sale of franchise licenses, are amortized to selling, general and administrative expenses in the consolidated statements of operations ratably over the life of the associated franchise agreement.
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
Level 1: Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date,
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or
Level 3: Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
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
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 are summarized as follows:

(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$758	$—	$758

Derivative assets, recorded in prepaid and other assets	—	158	158
Derivative assets, recorded in other assets	—	2,148	2,148
Derivative liabilities, recorded in accrued expenses and other liabilities	—	5,005	5,005
Financial assets and liabilities measured at fair value on a recurring basis as of December 25, 2021 are summarized as follows:

(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$976	$—	$976

Derivative liabilities, recorded in accrued expenses and other liabilities	—	336	336
Derivative liabilities, recorded in long-term accrued expenses and other liabilities	—	200	200

The fair value of the Company’s derivative instruments are derived from valuation models, which use observable inputs such as quoted market prices, interest rates, and forward yield curves.
The carrying value and estimated fair value of total long-term debt were as follows:

	December 31, 2022		December 25, 2021
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,784,175	$2,477,456	$2,382,364	$2,411,987
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2024. The Company is evaluating the impact of adopting this new accounting guidance and does not believe it will have a material impact on the Company’s consolidated financial statements.
Note 3—Business Acquisitions
The Company strategically acquires companies in order to increase its footprint and offer products and services that diversify its existing offerings, primarily through asset purchase agreements. These acquisitions are accounted for as business combinations using the acquisition method, whereby the purchase price is allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition with the remaining amount recorded in goodwill.
2022 Acquisitions
The Company completed 22 acquisitions in the Car Wash segment during the year ended December 31, 2022, representing 35 sites, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired, was approximately $350 million. On June 14, 2022, the Car Wash segment acquired Jimmy Clean Car Wash, which was comprised of 3 sites for a total consideration of $32 million. On July 6, 2022, the Car Wash segment acquired Speedy Shine Express Car Wash, which was comprised of 2 sites for a total consideration of $34 million. On October 5, 2022, the Car Wash segment acquired Quick & Clean Car Wash, which was comprised of 4 sites for a total consideration of $38 million.
The Company completed 6 acquisitions in the Maintenance segment during the year ended December 31, 2022, representing 14 sites, each individually immaterial, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was $25 million.
The Company completed 10 acquisitions in the Paint, Collision & Glass segment during the year ended December 31, 2022 representing 174 sites, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired, was $406 million. On December 30, 2021 the Company acquired AGN, which was comprised of 79 sites at the time of the Company’s acquisition, for a total consideration of $171 million. The purchase price allocation resulted in the recognition of $49 million of intangible assets, $37 million of which was a trade name intangible asset. The fair value of the acquired trade name was estimated using an income approach, specifically, the relief-from-royalty method. The Company utilized assumptions with respect to forecasted sales, the discount rate, and the royalty rate in determining the fair value of the acquired trade name. The purchase price allocation was considered complete for AGN as of December 31, 2022. On April 28, 2022, the Company acquired All Star Glass (“ASG”), which was comprised of 31 sites at the time of the acquisition for a total consideration of $36 million. On July 6, 2022, the Company acquired K&K Glass, which was comprised of 8 sites for a total consideration of $40 million. On July 27, 2022, the Company acquired Jack Morris Auto Glass, which was comprised of 9 sites for a total consideration of $54 million. On September 8, 2022, the Company acquired Auto Glass Fitters Inc., which was comprised of 24 sites for a total consideration of $72 million. The Company will amortize the acquired lease right of use assets, customer list intangibles, and definite lived trade name over their estimated remaining lives of 4 years, 13 years, and 1 year, respectively.
The Company estimated the fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period.

2022 Car Wash Segment
The provisional amounts for assets acquired and liabilities assumed for the 2022 Car Wash acquisitions are as follows:

(in thousands)	Quick & Clean Car Wash	Speedy Shine Express Car Wash	Jimmy Clean Car Wash	All Other Car Wash	Total Car Wash
Assets:
Property and equipment, net	$28,220	$16,200	$21,740	$172,178	$238,338
Goodwill	9,445	17,296	10,196	72,039	108,976
Deferred tax assets	335	12	64	2,831	3,242
Total assets acquired	38,000	33,508	32,000	247,048	350,556
Liabilities:
Accrued expenses and other liabilities	9	8	110	444	571
Total liabilities assumed	9	8	110	444	571
Cash Consideration, net of cash acquired	36,851	32,495	31,890	239,758	340,994
Deferred Consideration	1,140	1,005	—	6,846	8,991
Total Consideration, net of cash acquired	$37,991	$33,500	$31,890	$246,604	$349,985

2022 Paint, Collision & Glass Segment
The provisional amounts for assets acquired and liabilities assumed for the 2022 Paint, Collision & Glass acquisitions are as follows:

(in thousands)	Auto Glass Fitters Inc.	Jack Morris Auto Glass	K&K Glass	All Star Glass	Auto Glass Now	All Other Paint, Collision & Glass	Total PC&G
Assets:
Accounts and notes receivable, net	$5,264	$1,162	$—	$2,349	$—	$832	$9,607
Inventory	134	1,150	1,067	546	—	1,518	4,415
Prepaid and other assets	64	70	—	119	—	14	267
Property and equipment, net	417	418	1,553	568	1,064	1,628	5,648
Operating lease right-of-use assets	1,016	1,558	587	5,943	11,177	2,865	23,146
Intangibles, net	20,600	16,100	16,600	8,500	49,100	—	110,900
Goodwill	48,038	35,651	20,836	26,548	119,569	29,689	280,331
Deferred tax assets	—	—	—	—	—	84	84
Total assets acquired	75,533	56,109	40,643	44,573	180,910	36,630	434,398
Liabilities:
Accounts payable	2,010	630	—	1,825	—	229	4,694
Accrued expenses and other liabilities	817	644	195	2,152	1,932	768	6,508
Current portion of long term debt	—	—	—	10	31	—	41
Long-term debt	—	—	—	21	89	—	110
Operating lease liabilities	262	1,030	392	4,223	8,229	2,024	16,160
Deferred tax liabilities	375	19	—	—	—	—	394
Total liabilities assumed	3,464	2,323	587	8,231	10,281	3,021	27,907
Cash Consideration, net of cash acquired	56,044	48,386	40,056	36,342	170,629	30,209	381,666
Deferred Consideration	16,025	5,400	—	—	—	3,400	24,825
Total Consideration, net of cash acquired	$72,069	$53,786	$40,056	$36,342	$170,629	$33,609	$406,491

2022 Maintenance Segment
The provisional amounts for assets acquired and liabilities assumed for the 2022 Maintenance acquisitions are as follows:

(in thousands)	Maintenance
Assets:
Inventory	$362
Property and equipment, net	5,040
Operating lease right-of-use assets	10,323
Goodwill	18,542
Deferred tax assets	844
Total assets acquired	35,111
Liabilities:
Accrued expenses and other liabilities	792
Operating lease liabilities	9,402
Total liabilities assumed	10,194
Cash Consideration, net of cash acquired	22,849
Deferred Consideration	2,068
Total Consideration, net of cash acquired	$24,917
Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of synergies within the existing segments and intangible assets that do not qualify for separate recognition. Goodwill, which was allocated to the Car Wash, Maintenance, and Paint, Collision & Glass segments, is substantially all deductible for income tax purposes.
The following table presents financial information regarding the 2022 Car Wash segment and Paint, Collision & Glass segment acquisitions included in our consolidated statements of operations from the date of acquisition through December 31, 2022 under the column “Actual from acquisition date.” The following tables also present supplemental pro-forma information as if the acquisitions had occurred at the beginning of fiscal year 2021. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred at the beginning of 2021. Cost savings are also not reflected in the pro-forma amounts for the years ended December 31, 2022 and December 25, 2021.

	Year Ended December 31, 2022			Year Ended December 31, 2022	Year Ended December 25, 2021
	Actual from acquisition date
(in thousands)	Car Wash Acquisitions	Glass Acquisitions	Car Wash & Glass Acquisitions	Driven Brands Holdings Consolidated Pro-forma	Driven Brands Holdings Consolidated Pro-forma
Revenue	$21,526	$157,498	$179,024	$2,172,185	$1,764,435
Net income attributable to Driven Brands Holdings Inc.	$5,598	$22,885	$28,483	$66,249	$61,539
2021 Acquisitions
2021 Car Wash Segment
The Company completed 38 acquisitions in the Car Wash segment, representing 110 car wash sites, which were deemed to be business combinations, during the year ended December 25, 2021. The aggregate cash consideration for these acquisitions, net of cash acquired, was $732 million.
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
The amounts for assets acquired and liabilities assumed for the 2021 Car Wash Acquisitions are as follows:

(in thousands)	Magic Tunnel Car Wash	Franks Car Wash	Racer Classic Car Wash & AutoClean Car Wash	Other	Total Car Wash
Assets:
Inventory	$—	$—	$311	$—	$311
Property and equipment, net	75,200	66,737	44,108	375,188	561,233
Operating lease right-of-use assets	—	—	2,587	12,277	14,864
Intangibles, net	700	800	550	—	2,050
Goodwill	12,100	38,939	20,869	95,080	166,988
Assets held for sale	—	—	—	996	996
Deferred tax assets	—	94	—	1,596	1,690
Total assets acquired	88,000	106,570	68,425	485,137	748,132
Liabilities:
Accrued expenses and other liabilities	—	50	155	304	509
Operating lease liabilities	—	—	2,687	12,277	14,964
Deferred tax liabilities	—	—	758	—	758
Total liabilities assumed	—	50	3,600	12,581	16,231
Cash Consideration, net of cash acquired	85,800	106,520	62,874	453,454	708,648
Deferred Consideration	2,200	—	1,951	19,102	23,253
Total Consideration, net of cash acquired	$88,000	$106,520	$64,825	$472,556	$731,901
Goodwill which was allocated to the Car Wash segment is substantially all deductible for income tax purposes.
The following table presents financial information regarding the 2021 Cash Wash segment acquisitions included in the consolidated statements of operations from the date of acquisition through December 25, 2021 under the column “Actual from acquisition date in 2021.” The following table presents supplemental pro-forma information as if the acquisitions had occurred at the beginning of fiscal year 2020. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred at the beginning of 2020. Cost savings are also not reflected in the pro-forma amounts for the year ended December 25, 2021 and December 26, 2020, respectively.

	Actual from Acquisition Date in 2021	Pro-Forma for Year Ended
(in thousands)		December 25, 2021	December 26, 2020
Revenue	$48,648	$1,613,479	$1,026,012
Net income attributable to Driven Brands Holdings Inc.	$11,693	$47,272	$20,558
2021 Paint, Collision & Glass Segment
In addition, the Company completed 2 acquisitions representing 12 collision sites, each individually immaterial, which are included within the Company’s Paint, Collision & Glass segment during the year ended December 25, 2021, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired, was $33 million.

The amounts for assets acquired and liabilities assumed for the 2021 PC&G Acquisitions are as follows:

(in thousands)	Paint, Collision & Glass
Assets:
Inventory	$107
Property and equipment, net	1,512
Operating lease right-of-use assets	7,672
Intangibles, net	6,707
Goodwill	24,742
Total assets acquired	40,740
Liabilities:
Accounts payable
Accrued expenses and other liabilities	5
Operating lease liabilities	7,763
Total liabilities assumed	7,768
Cash Consideration, net of cash acquired	32,972
Deferred Consideration	—
Total Consideration, net of cash acquired	$32,972
2021 Maintenance Segment
The Company also completed 8 acquisitions in the Maintenance segment representing 13 maintenance sites, each individually immaterial, during the year ended December 25, 2021, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired, was $37 million.
The amounts for assets acquired and liabilities assumed for the 2021 Maintenance Acquisitions are as follows:

(in thousands)	Maintenance
Assets:
Inventory	$200
Property and equipment, net	19,095
Goodwill	14,661
Assets held for sale	3,275
Deferred tax assets	90
Total assets acquired	37,321
Liabilities:
Accrued expenses and other liabilities	52
Total liabilities assumed	52
Cash Consideration, net of cash acquired	36,874
Deferred Consideration	395
Total Consideration, net of cash acquired	$37,269
Purchase accounting allocations are complete for all 2021 acquisitions as of December 31, 2022
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
The ICWG Acquisition resulted in the Company acquiring 741 independently-operated and 199 company-operated car wash centers in 14 countries across Europe, the U. S., and Australia. The operating results from ICWG are included in the Car Wash segment. Approximately $249 million of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the Car Wash segment.
Acquisition of Fix Auto (Paint, Collision & Glass Segment)
On April 20, 2020, the Company acquired 100% of the outstanding equity of Fix Auto USA, a franchisor and operator of collision repair centers, for $29 million, net of cash received of approximately $2 million. This acquisition resulted in the Company acquiring 150 franchised locations and 10 company-operated locations and increases the Company’s collision services footprint. All goodwill related to this acquisition was allocated to the Paint, Collision & Glass segment. None of the goodwill associated with this acquisition is deductible for income tax purposes.
Other Acquisitions
During 2020, the Company completed the acquisition of 17 car wash sites, each individually immaterial, which are included within the Company’s Car Wash segment. The aggregate cash consideration paid for these acquisitions, net of cash acquired, was approximately $109 million.
Deferred Consideration and Transaction Costs
Deferred consideration is typically paid six months to one year after the acquisition closing date once all conditions under the purchase agreement have been satisfied. Included in the total consideration amounts above for the acquisitions in 2022 was $36 million of consideration not paid on the closing date. The Company had $35 million and $16 million of deferred consideration related to acquisitions at December 31, 2022 and December 25, 2021, respectively. The Company paid $16 million and $6 million of deferred consideration related to prior acquisitions during the years ended December 31, 2022 and December 25, 2021, respectively. Deferred consideration is recorded within investing activities at the time of payment.
The Company incurred approximately $4 million, $3 million, and $7 million of transaction costs during the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively. In addition, during the year ended December 25, 2021 the Company recorded a $4 million benefit to acquisition costs in the consolidated statements of operations related to the reversal of a liability previously recorded for a 2020 acquisition related to contingent consideration that was deemed to be remote.
Dispositions
On September 12, 2022, the Company disposed of CARSTAR franchise sites from within the Paint, Collision & Glass segment for consideration of $17 million. As a result of the sale, a $12 million gain was recognized within selling, general, and administrative expenses during the year ended December 31, 2022. The Company allocated $3 million of goodwill as part of the sale.
On March 16, 2022, the Company disposed of its 75% owned subsidiary, IMO Denmark ApS, for consideration of $2 million. As a result of the sale, a $1 million loss was recognized within selling, general, and administrative expenses during the year ended December 31, 2022. Also, a noncontrolling interest of less than $1 million was derecognized. The Company allocated less than $1 million of goodwill as part of the sale.
On April 27, 2021, the Company disposed of its 70% owned subsidiary, At-Pac Auto Parts Inc., for consideration of $2 million. As a result of the sale, a loss of less than $1 million was recognized within selling, general, and administrative expenses during the year ended December 31, 2022. Also, a noncontrolling interest of $1 million was derecognized.
Note 4—Accounts and Notes Receivable, Net
The balance on the consolidated balance sheets are amounts primarily related to customers, vendors and franchisees. As of December 31, 2022 and December 25, 2021, the gross amount of current accounts and notes receivable were $198 million and $134 million, respectively. The current allowance for credit losses for these periods were $18 million and $16 million, respectively. As of December 31, 2022 and December 25, 2021, the gross amount of non-current notes receivable was $4 million and $6 million, respectively. The non-current allowance for credit losses for these periods was $1 million and $2 million, respectively.
The changes in the allowance for accounts and notes receivable for the year ended December 31, 2022 and December 25, 2021 were as follows:

(in thousands)
Balance as of December 26, 2020	$19,024
Bad debt expense	1,854
Write-off of uncollectible receivables	(2,493)
Balance at December 25, 2021	$18,385
Bad debt expense, net of recoveries	5,777
Write-off of uncollectible receivables	(4,556)
Balance at December 31, 2022	$19,606
Note 5 —Property and Equipment
Property and equipment at December 31, 2022 and December 25, 2021 consisted of the following:

(in thousands)	December 31, 2022	December 25, 2021
Buildings	$641,520	$671,523
Land	127,613	152,841
Furniture and fixtures	23,464	17,855
Computer equipment and software	41,304	31,773
Store equipment	375,595	304,100
Leasehold improvements	228,006	172,737
Finance lease ROU assets	42,984	29,766
Vehicles	8,217	3,282
Construction in progress	313,821	133,724
Total property and equipment	1,802,524	1,517,601
Less: accumulated depreciation	(256,786)	(166,617)
Total property and equipment, net	$1,545,738	$1,350,984

Depreciation expense was $120 million, $91 million and $44 million for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.
Note 6 —Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2022 and December 25, 2021 are as follows:

(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Total
Balance at December 26, 2020	$444,959	$828,813	$297,930	$155,649	$1,727,351
Acquisitions	14,661	166,988	24,742	—	206,391
Purchase price adjustments	(637)	6,642	(44)	—	5,961
Foreign exchange	13	(30,188)	624	240	(29,311)
Balance at December 25, 2021	$458,996	$972,255	$323,252	$155,889	$1,910,392
Acquisitions	18,542	108,976	280,331	—	407,849
Sale of business unit	—	(685)	(3,495)	—	(4,180)
Purchase price adjustments	—	3,860	(34)	—	3,826
Foreign exchange	(130)	(32,800)	(5,542)	(2,350)	(40,822)
Balance at December 31, 2022	$477,408	$1,051,606	$594,512	$153,539	$2,277,065

Intangible assets for the years ended December 31, 2022 and December 25, 2021 are as follows:

(in thousands)	Balance at December 31, 2022
	Gross Carrying Value	Impairment	Accumulated Amortization	Net Carrying Value
Definite Lived Amortizable
Franchise agreements	$222,617	$—	$(59,466)	$163,151
License agreements	11,968	—	(4,354)	7,614
Membership agreements	11,600	—	(5,480)	6,120
Customer relationships	128,127	—	(13,689)	114,438
Developed technology	25,717	—	(19,788)	5,929
Trademarks & other	26,256	—	(19,749)	6,507
Total definite lived amortizable	426,285	—	(122,526)	303,759
Indefinite-Lived
Trademarks	587,594	(125,450)	—	462,144
Total	$1,013,879	$(125,450)	$(122,526)	$765,903

	Balance at December 25, 2021
	Gross Carrying Value	Impairment	Accumulated Amortization	Net Carrying Value
Definite Lived Amortizable
Franchise agreements	$223,625	$—	$(49,529)	$174,096
License agreements	12,044	—	(3,091)	8,953
Membership agreements	11,600	—	(3,270)	8,330
Customer relationships	59,585	—	(8,797)	50,788
Developed technology	25,882	—	(18,959)	6,923
Trademarks & other	17,364	—	(13,055)	4,309
Total definite lived amortizable	350,100	—	(96,701)	253,399
Indefinite-Lived
Trademarks	562,784	—	—	562,784
Total	$912,884	$—	$(96,701)	$816,183
The Company acquired a number of car wash businesses over the past two years. As part of those acquisitions, the Company determined a fair value for each of the associated intangible assets including trade names and customer relationships. During the second quarter of 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore will be discontinuing the use of certain car wash trade names that were previously determined to have indefinite lives. Using a projected discounted cash flow analysis based on the relief from royalty method, the fair value of the trade names was determined to be $6 million while their carrying value was $132 million. As a result, the Company recognized a $125 million impairment charge, which is reported as trade name impairment in the consolidated statement of operations. The transition will take approximately two and a half years to complete, and therefore the remaining carrying value will be amortized over this period.
During the year ended December 26, 2020, the Company elected to discontinue the use of a trade name and, as a result, recognized a $3 million impairment charge, which is included as a component of asset impairment charges in the consolidated statement of operations.
Amortization expense was $27 million, $19 million, and $18 million for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.

Amortization expense related to definite lived intangible assets for the next five years and thereafter are as follows:

(in thousands)	Amount
2023	$28,616
2024	26,317
2025	21,951
2026	20,605
2027	19,737
Thereafter	186,533
Total	$303,759
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
Capitalized costs to obtain a contract as of December 31, 2022 and December 25, 2021 were $7 million and $11 million, respectively, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized an immaterial amount of costs during the years ended December 31, 2022 and December 25, 2021, respectively, that were recorded as a contract asset at the beginning of the year.
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $29 million and $27 million as of December 31, 2022 and December 25, 2021, respectively, which are presented within deferred revenue on the consolidated balance sheets. The Company recognized $4 million and $3 million in revenue relating to contract liabilities during the year ended December 31, 2022 and December 25, 2021, respectively.
Note 8—Long-term Debt
Our long-term debt obligations consist of the following:

(in thousands)	December 31, 2022	December 25, 2021
Series 2018-1 Securitization Senior Notes, Class A-2	$261,938	$264,688
Series 2019-1 Securitization Senior Notes, Class A-2	288,000	291,000
Series 2019-2 Securitization Senior Notes, Class A-2	266,063	268,813
Series 2020-1 Securitization Senior Notes, Class A-2	170,625	172,375
Series 2020-2 Securitization Senior Notes, Class A-2	441,000	445,500
Series 2021-1 Securitization Senior Notes, Class A-2	444,375	448,875
Series 2022-1 Securitization Senior Notes, Class A-2	364,088	—
Term Loan Facility	496,250	500,000
Other debt (a)	51,836	39,082
Total debt	2,784,175	2,430,333
Less: debt issuance costs	(45,908)	(47,969)
Less: current portion of long-term debt	(32,986)	(26,044)
Total long-term debt, net	$2,705,281	$2,356,320
(a)Amount primarily consists of finance lease obligations. See Note 10.

Scheduled debt repayments for the next five fiscal years and thereafter are as follows:

(in thousands)
2023	$32,986
2024	32,228
2025	286,140
2026	559,548
2027	530,717
Thereafter	1,342,556
Total future repayments	$2,784,175
2015-1 Securitization Senior Notes
In July 2015, Driven Brands Funding, LLC (the “Issuer”) issued $410 million 2015-1 Securitization Senior Notes (the “2015-1 Senior Notes”) bearing a fixed interest rate of 5.216% per annum. The 2015-1 Senior Notes had a final legal maturity date in July 2045. The Company capitalized $9 million of debt issuance costs related to the 2015 Senior Notes. In December 2020, the 2015-1 Senior Notes were paid in full and approximately $2 million of debt issuance costs were written off to loss on debt extinguishment.
2016-1 Securitization Senior Notes
In May 2016, the Issuer issued $45 million 2016-1 Securitization Senior Notes (the “2016-1 Senior Notes”) bearing a fixed interest rate of 6.125% per annum. The 2016-1 Senior Notes had a final legal maturity date in July 2046. The Company capitalized $2 million of debt issuance costs related to the 2016-1 Senior Notes. On December 14, 2020, the 2016-1 Senior Notes were paid in full and approximately $1 million of debt issuance costs were written off to loss on debt extinguishment.
2018-1 Securitization Senior Notes
In April 2018, the Issuer issued $275 million Series 2018-1 Securitization Senior Secured Notes (the “2018-1 Senior Notes”) bearing a fixed interest rate of 4.739% per annum. The 2018-1 Senior Notes have a final legal maturity date in April 2048 and an anticipated repayment date in April 2025. The 2018-1 Senior Notes are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Company capitalized $7 million of debt issuance costs related to the 2018-1 Senior Notes.
2019-1 Securitization Senior Notes
In March 2019, the Issuer issued $300 million of Series 2019-1 Securitization Senior Notes (the “2019-1 Senior Notes”) bearing a fixed interest rate of 4.641% per annum. The 2019-1 Senior Notes have a final legal maturity date in April 2049 and an anticipated repayment date in April 2026. The 2019-1 Senior Notes are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Company capitalized $6 million of debt issuance costs related to the 2019-1 Senior Notes.
2019-2 Securitization Senior Notes
In September 2019, the Issuer issued $275 million Series 2019-2 Securitization Senior Secured Notes (the “2019-2 Senior Notes”) bearing a fixed interest rate of 3.981% per annum. The 2019-2 Senior Notes have a final legal maturity date in October 2049 and an anticipated repayment date in October 2026. The 2019-2 Senior Notes are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Company capitalized $6 million of debt issuance costs related to the 2019-2 Senior Notes.
Series 2019-3 Variable Funding Securitization Senior Notes
In December 2019, the Issuer issued Series 2019-3 Variable Funding Senior Notes (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date in January 2050. The commitment under the 2019 VFN was set to expire in July 2022, with the option of three one-year extensions. In July 2022, the Company exercised the option to extend an additional year. The 2019 VFN are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Issuer may elect interest at the Base Rate plus an applicable margin or London Interbank Offered Rate (“LIBOR”) plus an applicable margin (the LIBOR rate as the applicable interest rate). The Company capitalized $1 million of debt issuance costs related to the 2019-3 VFN. No amounts were outstanding under the 2019 VFN as of December 31, 2022 and December 25, 2021. As of December 31, 2022, there were $24.5 million of outstanding letters of credit that reduced the borrowing availability under the 2019 VFN.
2020-1 Securitization Senior Notes
In July 2020, Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation (together, the “Co-Issuers”), each wholly owned indirect subsidiaries of the Company, issued $175 million 2020-1 Securitization Senior Notes (the “2020-1 Senior Notes”) bearing a fixed interest rate of 3.786% per annum. The 2020-1 Senior Notes have a final legal maturity date in July 2050 and an anticipated repayment date in July 2027. The 2020-1 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Canadian Co-Issuer and various subsidiaries of the Canadian Co-Issuer. The Company capitalized $11 million of debt issuance costs related to the 2020-1 Senior Notes.
2020-2 Securitization Senior Notes
In December 2020, the Co-Issuers issued $450 million 2020-2 Securitization Senior Notes (the “2020-2 Senior Notes”) bearing a fixed interest rate of 3.237% per annum. The 2020-2 Senior Notes have a final legal maturity date in January 2051; and an anticipated repayment date in January 2028. The 2020-2 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Securitization Entities. The Company capitalized $8 million of debt issuance costs related to the 2020-2 Senior Notes. The Company used the proceeds of these notes to fully repay the 2015-1 Senior Notes and 2016-1 Senior Notes detailed above.
2021-1 Securitization Senior Notes
In September 2021, the Co-Issuers issued $450 million of 2021-1 Securitization Senior Notes (the “2021-1 Senior Notes”) bearing a fixed interest rate of 2.791% per annum. The 2021-1 Senior Notes have a final legal maturity date in October 2051 and an anticipated repayment date in October 2028. The 2021-1 Senior Notes are secured by substantially all assets of the Co-issuers and are guaranteed by the Securitization Entities. A portion of the proceeds from the issuance of the 2021-1 Senior Notes were used to pay off the outstanding balance on the Revolving Credit Facility with the remainder to be used for general corporate purposes, including future acquisitions. The Company capitalized $10 million of debt issuance costs related to the 2021-1 Senior Notes.
2022-1 Securitization Senior Notes
In October 2022, the Co-Issuers issued $365 million of 2022-1 Securitization Senior Notes (the “2022-1 Senior Notes”), bearing a fixed interest rate of 7.393% per annum. The 2022-1 Senior Notes have a final legal maturity date in October 2052, and an anticipated repayment date in October 2027. The 2022-1 Senior Notes are secured by substantially all assets of the Co-issuers and are guaranteed by the Securitization Entities. The proceeds from the issuance of the 2022-1 Senior Notes were used for general corporate purposes, including the repayment of the Revolving Credit Facility creating capacity to invest in continued growth. In conjunction with the issuance of the 2022-1 Senior Notes, the Co-Issuers also issued Series 2022-1 Class A-1 Notes in the amount of $135 million, which can be accessed at the Issuer’s option if certain conditions are met. The Company capitalized $7 million of debt issuance costs related to the 2022-1 Senior Notes.
Credit Agreement
Revolving Credit Facility
In May 2021, Driven Holdings, LLC, (“the Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of Driven Brands Holdings Inc., entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (“Revolving Credit Facility”), which provides for an aggregate amount of up to $300 million, and has a maturity date in May 2026 (“Credit Agreement”). Adjusted Base Rate (“ABR”) borrowings incur interest at the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the U.S. prime rate, and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 0.50%, which may increase to 0.75% base on the Net First Lien Leverage Ratio under the Revolving Credit Facility. Eurocurrency borrowings incur interest at an adjusted LIBOR plus an applicable margin of 1.50%, which may increase to 1.75% based on the Net First Lien Leverage Ratio under the Revolving Credit Facility. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.
As of December 31, 2022, there was no outstanding balance on the Revolving Credit Facility.

Term Loan Facility
In December 2021, the Borrower amended the Credit Agreement to provide for a new term loan credit facility (the “Term Loan Facility”), which has an initial aggregate commitment of $500 million, with loans and other extensions of credit thereunder maturing in December 2028. The Company capitalized $9 million of debt issuance costs related to the Term Loan Facility.
Proceeds of borrowings of the Term Loan Facility are typically used for general corporate purposes. Borrowings bear interest at a rate equal to, at the Borrower’s option, either (a) a Eurocurrency rate determined by reference to adjusted LIBOR for the interest period (with a 0.50% floor), plus an applicable margin of 3.00% or (b) an ABR determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the U.S. prime rate, and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 2.00%. Starting with the second full calendar quarter after the funding of the Term Loan Facility, the Term Loan Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the Term Loan Facility, with the balance due at maturity.
Car Wash Senior Credit Facilities
As part of the ICWG acquisition, the Company assumed $532 million of First Lien Term Loan debt. The First Lien Term Loan debt was set to mature in October 2024 and interest was charged at 3.25% plus one-month LIBOR and was payable at either one-, two-, three- or six-monthly intervals. The loan was subject to quarterly repayments of 0.25% of the original principal. As of December 26, 2020, the interest rate on this loan was 4.25%. The Company recorded this loan at fair value upon the acquisition of ICWG. As of December 26, 2020, there was $29 million of unamortized discount related to this loan. The loan was paid off in January 2021, and as a result the remaining unamortized discount was written-off and included loss on debt extinguishment in the consolidated statement of operations in the first quarter of 2021.
As part of the ICWG acquisition, the Company also assumed $175 million of Second Lien Term Loan debt. The Second Lien Term Loan debt was set to mature in October 2025 and interest was charged at 7.50% plus one-month LIBOR and was payable at either one-, two-, three- or six-monthly intervals. As of December 26, 2020, the interest rate on this loan was 8.50%. The Company recorded this loan at fair value upon the acquisition of ICWG. As of December 26, 2020, there was $17 million of unamortized discount related to this loan. The loan was paid off in January 2021, and as result the remaining unamortized discount was written-off and included loss on debt extinguishment in the consolidated statement of operations in the first quarter of 2021.
The Company also assumed a first lien revolving credit facility from ICWG with an aggregate principal amount of up to $75 million, and was set to mature in October 2022, including a letter of credit sub-facility, a swingline loan sub-facility and an ancillary sub-facility. As of December 26, 2020 there was $18 million outstanding on this credit facility and the interest rate was 3.65%. The first lien revolving credit facility was terminated and paid off in January 2021.
Other Debt
In April 2020, the Company entered into a bridge loan with a financial institution in the amount of $40 million, which was used to help finance 2020 acquisitions. The interest rate was based on LIBOR plus an applicable margin. The Company capitalized $1 million of debt issuance costs related to the bridge loan. The bridge loan was subsequently paid in full in 2020 and approximately $1 million of debt issuance costs were written off to loss on debt extinguishment.
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
The Company’s Indebtedness is subject to certain quantitative covenants related to debt service coverage and leverage ratios. In addition, the agreements related to the Indebtedness also contain various affirmative and negative operating and financial reporting covenants, which are customary for such debt instruments. These covenants, among other things, limit the ability of the Issuer and its subsidiaries to sell assets; engage in mergers, acquisitions, and other business combinations; declare dividends or redeem or repurchase capital stock; incur, assume, or permit to exist additional indebtedness or guarantees; make loans and investments; incur liens; and enter into transactions with affiliates. In the event that certain covenants are not met, the Indebtedness may become fully due and payable on an accelerated schedule. In addition, the Borrower and the Issuer may voluntarily prepay, in part or in full subject to certain pre-payment premiums or make-whole obligations.
As of December 31, 2022, the Issuer was in compliance with all covenants under the agreements discussed above.
Driven Brands Holdings Inc. has no material separate cash flows or assets or liabilities as of December 31, 2022. All business operations are conducted through its operating subsidiaries and it has no material independent operations. Driven Brands Holdings Inc. has no other material commitments or guarantees. As a result of the restrictions described above, certain of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to Driven Brands Holdings Inc. as of December 31, 2022.
Note 9—Segment Information
The Company’s worldwide operations are comprised of the following reportable segments: Maintenance, Car Wash, Paint, Collision & Glass and Platform Services.
The Maintenance segment is primarily composed of the Take 5 Oil and Meineke brands, and revenue is primarily derived from the performance of maintenance services, including oil changes and regularly scheduled and as-needed automotive maintenance services and vehicle component repair and replacement. Maintenance segment revenue also includes franchise royalties and fees and supply and other product sales.
The Paint, Collision & Glass segment is primarily composed of the ABRA, CARSTAR, Fix Auto, Maaco, AGN, and Uniban brands and services both retail and commercial customers such as commercial fleet operators and insurance carriers. Paint, Collision & Glass franchise includes revenue derived from license and royalty fees paid by franchisees, glass replacement and calibration and service revenue derived from company-operated locations, and supply and other product sales.
The Platform Services segment is primarily composed of the 1-800 Radiator & A/C, PH, Spire Supply, and ATI brands. Platform Services revenue is primarily derived from the sale of supplies and other products, as well as automotive training services and franchise license and royalty fees paid by franchisees.
Upon the acquisition of ICWG in August 2020, the Company determined an additional reportable segment (Car Wash) was necessary for the newly acquired business. Our Car Wash segment primarily operates under the IMO brand across Europe and Australia and a variety of regional brands in the U. S., which are currently being rebranded to Take 5 Car Wash, providing express-style conveyor car wash services to both retail and commercial customers.
In addition to the reportable segments, the Company’s consolidated financial results include “Corporate and Other” activity. Corporate and Other incurs costs related to the advertising revenues and expenses and shared service costs, which are related to finance, IT, human resources, legal, supply chain and other support services. Corporate and Other activity includes the adjustments necessary to eliminate certain inter-company transactions, namely sales by the Platform Services segment to the Paint, Collision & Glass and Maintenance segments.
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

Segment results for the years ended December 31, 2022, December 25, 2021 and December 26, 2020 are as follows:

	Year Ended December 31, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise fees and royalties	$45,046	$—	$93,026	$33,662	$—	$171,734
Company-operated store sales	692,947	390,502	235,924	5,035	—	1,324,408
Independently-operated store sales	—	195,157	—	—	—	195,157
Advertising	—	—	—	—	87,750	87,750
Supply and other	61,869	7,061	81,714	157,676	(54,175)	254,145
Total revenue	$799,862	$592,720	$410,664	$196,373	$33,575	$2,033,194
Segment Adjusted EBITDA	$262,608	$184,717	$135,447	$72,538	$(138,661)	$516,649

	Year Ended December 25, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise fees and royalties	$35,932	$—	$79,125	$29,356	$—	$144,413
Company-operated store sales	503,719	277,118	57,804	5,005	—	843,646
Independently-operated store sales	—	204,246	—	—	—	204,246
Advertising	—	—	—	—	75,599	75,599
Supply and other	37,425	6,071	67,272	127,413	(38,805)	199,376
Total revenue	$577,076	$487,435	$204,201	$161,774	$36,794	$1,467,280
Segment Adjusted EBITDA	$179,073	$153,065	$82,731	$56,954	$(107,640)	$364,183

	Year Ended December 26, 2020
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise fees and royalties	$28,466	$—	$66,020	$23,102	$(462)	$117,126
Company-operated store sales	366,194	79,969	37,401	5,955	(252)	489,267
Independently-operated store sales	—	67,193	—	—	—	67,193
Advertising	—	—	—	—	59,672	59,672
Supply and other	22,197	2,517	62,072	110,331	(26,175)	170,942
Total revenue	$416,857	$149,679	$165,493	$139,388	$32,783	$904,200
Segment Adjusted EBITDA	$114,764	$43,137	$66,276	$49,408	$(65,211)	$208,374

The reconciliations of income before taxes to Segment Adjusted EBITDA for the years ended December 31, 2022, December 25, 2021, and December 26, 2020 are as follows:

	Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Income before taxes	$68,340	$34,892	$7,156
Acquisition related costs(a)	15,304	62,386	15,682
Non-core items and project costs, net(b)	20,241	5,656	6,036
Store opening costs	2,878	2,497	2,928
Sponsor management fees(c)	—	—	5,900
Straight-line rent adjustment(d)	14,965	11,619	7,150
Equity-based compensation expense(e)	20,583	4,301	1,323
Foreign currency transaction loss (gain)(f)	17,168	20,683	(13,563)
Bad debt expense (recovery)(g)	(449)	(3,183)	3,201
Trade name impairment(h)	125,450	—	—
Asset sale leaseback (gain) loss, impairment and closed store expenses(i)	(29,083)	(8,935)	9,311
Loss on debt extinguishment(j)	—	45,576	5,490
Depreciation and amortization	147,156	112,777	62,114
Interest expense, net	114,096	75,914	95,646
Segment Adjusted EBITDA	$516,649	$364,183	$208,374
a.Consists of acquisition costs as reflected within the consolidated statement of operations, including legal, consulting and other fees and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under U.S. GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
b.     Consists of discrete items and project costs, including (i) third party consulting and professional fees associated with strategic transformation initiatives, (ii) wage subsidies received directly applicable to the COVID-19 pandemic, (iii) $15 million relating to the change in estimate relating to the Tax Receivable Agreement in 2022, and (iv) other miscellaneous expenses, including non-capitalizable expenses relating to the Company’s initial public offering and other strategic transactions.
c.     Includes management fees paid to Roark Capital Management, LLC.
d. Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under U.S. GAAP exceeds or is less than our cash rent payments.
e.     Represents non-cash equity-based compensation expense.
f.     Represents foreign currency transaction gains/losses, net that primarily related to the remeasurement of our intercompany loans. These losses are partially offset by unrealized gains/losses on remeasurement of cross currency swaps and forward contracts.
g.     Represents the expense (recovery) of previously uncollectible receivables outside of normal operations.
h. Relates to an impairment of certain Car Wash trade names as the Company elected to discontinue their use.
i.     Relates to net (gain) loss on sale leasebacks, the discontinuation of the use of a trade name, as well as impairment of certain fixed assets and operating lease right-of-use assets related to closed locations. Also represents lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.
j.     Represents charges incurred related to the Company’s repayment of the Car Wash Senior Credit Facilities in 2021 and a bridge loan which was used to help finance the 2020 acquisitions as well as charges related to the early settlement of the Company’s 2015-1 and 2016-1 securitized notes.
There were no customers that accounted for 10% or more of the Company’s total revenue or accounts receivable across all segments in 2022, 2021, or 2020.

The following table shows information relating to the geographic regions in which the Company operates:

	Total Revenue for Year Ended			Total Long-Lived Assets
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020	December 31, 2022	December 25, 2021	December 26, 2020
United States	$1,690,128	$1,137,226	$721,448	$2,402,866	$1,843,952	$1,147,235
Canada	140,972	122,179	115,559	23,605	24,503	27,616
Rest of world	202,094	207,875	67,193	418,456	478,154	537,468
Total	$2,033,194	$1,467,280	$904,200	$2,844,927	$2,346,609	$1,712,319
The following table shows the Company’s capital expenditures by reportable segment:

(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Capital expenditures
2022	$81,363	$332,966	$6,985	$669	$14,222	$436,205
2021	49,454	105,057	920	231	5,098	160,760
2020	38,250	9,580	1,504	268	2,857	52,459
Note 10—Leases
The Company’s lease and sublease portfolio primarily consists of the real property leases related to franchisee service centers and company-operated service center locations, as well as office space and various vehicle and equipment leases. Leases for real property generally have terms ranging from 10 to 25 years, with most having one or more renewal options ranging from one to 10 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. Equipment and vehicle leases generally have terms ranging from one to five years. The Company’s portfolio of leases does not contain any material residual value guarantees or restrictive covenants.
The following table details our total investment in operating and finance leases where the Company is the lessee:

(in thousands)	Balance Sheet Location	December 31, 2022	December 25, 2021
Right-of-use assets
Finance leases	Property and equipment, net	$42,984	$29,766
Operating leases	Operating lease right-of-use assets	1,299,189	995,625
Total right-of-use assets		$1,342,173	$1,025,391

Current lease liabilities
Finance leases	Current portion of long-term debt	$4,736	$3,101
Operating leases	Accrued expenses and other liabilities	76,767	57,588
Total current lease liabilities		$81,503	$60,689

Long-term lease liabilities
Finance leases	Long-term debt	$40,719	$27,957
Operating leases	Operating lease liabilities	1,177,501	931,604
Total long-term lease liabilities		$1,218,220	$959,561

The lease cost for operating and finance leases recognized in the consolidated statement of operations were as follows:

(in thousands)	December 31, 2022	December 25, 2021
Finance lease expense:
Amortization of right-of-use assets	$5,207	$2,792
Interest on lease liabilities	1,943	1,141
Operating lease expense	130,333	116,362
Short-term lease expense	1,859	1,935
Variable lease expense	1,541	963
Total lease expense, net	$140,883	$123,193
The Company recorded a $5 million and $3 million impairment loss during the years ended December 31, 2022 and December 26, 2020, respectively, related to Company’s decision to exit certain leased locations. There were no lease impairments recorded for the year ended December 25, 2021.
The Company also subleases certain facilities to franchisees and others, which generated $5 million, $7 million, and $7 million in sublease revenue during each of the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively, and is included as a component of supply and other revenue on the consolidated statement of operations.
For the year ended December 31, 2022, the Company sold 78 car wash and 11 maintenance properties in various locations throughout the U. S. for a total of $334 million, resulting in a net gain of $25 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms ranging from 15 to 20 years and provide the Company with the option of extending the lease for up to 20 additional years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of approximately $264 million and $263 million, respectively, related to these lease arrangements.
For the year ended December 25, 2021, the Company sold 38 car wash and 5 maintenance properties in various locations throughout the U. S. for a total of $144 million, resulting in a net gain of $12 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms ranging from 15 to 20 years and provide the Company with the option of extending the lease for up to 20 additional years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of approximately $125 million and $124 million, respectively, related to these lease arrangements.
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

	December 31, 2022	December 25, 2021
Weighted average remaining lease terms (years)
Operating	15.4	15.0
Financing	12.0	11.7
Weighted average remaining lease terms (years)
Operating	5.18%	4.78%
Financing	5.01%	5.06%

Supplemental cash flow information related to the Company’s lease arrangements were as follows:

	Year Ended
(in thousands)	December 31, 2022	December 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$118,474	$106,519
Operating cash flows used in finance leases	1,716	1,061
Financing cash flows used in finance leases	1,659	1,286
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$300,034	$200,499
Finance leases	11,020	12,951
As of December 31, 2022, future minimum lease payments under noncancellable leases were as follows:

(in thousands)	Finance	Operating	Income from subleases
2023	$7,195	$146,548	$6,486
2024	6,135	142,207	4,703
2025	5,443	136,980	4,211
2026	4,854	129,696	3,846
2027	4,663	120,151	3,507
Thereafter	31,711	1,266,868	9,567
Total undiscounted cash flows	$60,001	$1,942,450	$32,320
Less: Present value discount	14,546	688,182
Less: Current lease liabilities	4,736	76,767
Long-term lease liabilities	$40,719	$1,177,501
Note 11—Derivatives
The Company utilizes derivative financial instruments primarily to hedge its exposure to changes in interest rates and movements in foreign currency exchange rates. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.
Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
In July 2022, the Company entered into an interest rate swap, which was designated as a hedge against adverse fluctuations in interest rates by reducing the exposure to variability in cash flows relating to either interest payments or total proceeds on a forecasted issuance of long-term debt. The notional amount of this hedge was $275 million. In October 2022, upon issuance of the 2022-1 Senior Notes, the Company terminated the interest rate swap and recorded the related gain of $11 million in accumulated other comprehensive income and reclassified less than $1 million into interest expense, net in the fourth quarter of 2022. This gain will be recognized ratably over the 5 year life of the contract.
Historically, the Company entered into interest rate swap transactions to hedge against the changes in cash flows associated with changes in the one-month LIBOR, the benchmark interest rate being hedged, associated with interest payments on the first $300 million of the Company's First and Second Lien Term Loans, respectively. See Note 8 for additional details on the Company’s debt agreements. In January 2021, the company officially terminated the interest rate swaps associated with the debt agreements and recorded an immaterial amount of expense related to the cancellation of this instrument.
Derivatives Designated as Fair Value Hedge of Exchange Rate Risk
In December 2021, the Company entered into a cross currency swap as an economic hedge against exposure to changes in the Canadian dollar in connection with its Canadian securitization transaction, which is discussed in greater detail in Note 8. The cross currency swap has an $88 million notional and a settlement date in July 2027. Throughout the term of the swap agreements, the Company pays interest at a fixed rate in Canadian dollars and receives interest at a fixed rate in U.S. dollars.
The Company recorded a gain of $7 million and a loss of $1 million relating to foreign currency derivative contracts in other comprehensive income and as a component of accumulated other comprehensive income as of December 31, 2022 and December 25, 2021, respectively. The Company expects an immaterial amount to be reclassified from other comprehensive income to loss (gain) on foreign currency transactions, net in the consolidated statement of operations during the next 12 months. The Company will continue to assess the effectiveness of the hedge on a quarterly basis.
Derivatives Not Designated as Hedges of Exchange Rate Risk
To manage exposure to changes with our foreign currency intercompany transactions, the Company enters into short term foreign currency forward contracts. We have foreign currency derivative contracts with a notional value of $87 million. The settlements can be rolled into the next periods trade if desired.
As part of the acquisition of ICWG, the Company assumed three cross-currency interest rate swap agreements to mitigate the interest rate risk and exchange rate risk associated with the variable interest, USD-denominated senior loans raised by ICWG. The cross-currency interest rate swaps had a total notional amount of $235 million and were scheduled to terminate in October 2021. In January 2021, the company officially terminated the cross currency swaps associated with the debt agreements and recorded an immaterial amount of expense related to the cancellation of this instrument. Throughout the term of the swap agreements, the Company paid interest at a fixed rate and received interest at the three-month LIBOR rate.
The Company recorded a less than $1 million loss, a $5 million gain, and a $10 million loss during the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively, related to the change in fair value of derivatives in loss (gain) on foreign currency transactions, net in the consolidated statement of operations.
The fair value of our derivative instruments held were as follows:

(in thousands)	December 31, 2022
	Balance Sheet Location	Fair Value
Derivative liabilities
Derivatives designated as hedging instruments:
Cross currency swap	Other assets	$2,148
Cross currency swap	Accrued expenses and other liabilities	$165

Derivatives not designated as hedging instruments:
Foreign exchange forward contract	Prepaid and other assets	$158
Foreign exchange forward contract	Accrued expenses and other liabilities	$4,840

(in thousands)	December 25, 2021
	Balance Sheet Location	Fair Value
Derivative liabilities:
Derivatives designated as hedging instruments:
Cross currency swap	Accrued expenses and other liabilities	$336
Cross currency swap	Long-term accrued expenses and other liabilities	$200
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

Note 12—Income Taxes
The provision for income taxes was computed based on the following amounts of income (loss) before income taxes:

	Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Domestic	$63,297	$86,257	$996
Foreign	5,043	(51,365)	6,160
Income before income taxes	$68,340	$34,892	$7,156
The components of our income tax expense (benefit) were as follows:

	Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Current:
Federal	$(4,964)	$6,969	$(908)
State	5,192	3,990	3,420
Foreign	1,548	3,414	4,924
Deferred:
Federal	21,723	22,324	2,071
State	(6,169)	(787)	2,316
Foreign	7,837	(10,554)	(451)
Total income tax expense	$25,167	$25,356	$11,372
A reconciliation between the U.S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended
(in thousands)	December 31, 2022		December 25, 2021		December 26, 2020
Federal income tax at statutory rate	$14,351	21.0%	$7,327	21.0%	$1,503	21.0%
State income taxes, net of federal tax benefits	(459)	(0.7)%	4,971	14.2%	1,605	22.4%
State deferred tax rate change	(2,358)	(3.5)%	(2,118)	(6.1)%	1,689	23.6%
Foreign deferred tax rate change	1,190	1.7%	2,375	6.8%	—	—%
Foreign tax rate differential	(188)	(0.3)%	(2,135)	(6.1)%	(869)	(12.1)%
Non-deductible advertising fund loss	694	1.0%	(32)	(0.1)%	486	6.8%
Non-deductible transaction costs	—	—%	10,525	30.2%	1,006	14.1%
Non-deductible stock compensation	1,224	1.8%	598	1.7%	278	3.9%
Taxable foreign source income	5,174	7.6%	—	—%	—	—%
Other permanent differences	(517)	(0.8)%	809	2.3%	(176)	(2.5)%
Deferred tax adjustments	1,617	2.5%	(147)	(0.4)%	818	11.4%
Current tax adjustments	356	0.5%	(956)	(2.7)%	(647)	(9.0)%
Reserve for uncertain tax positions	(76)	(0.1)%	(313)	(0.9)%	2,232	31.2%
Valuation allowance on deferred tax asset	4,158	6.1%	4,452	12.8%	3,447	48.2%
Effective tax rate	$25,167	36.8%	$25,356	72.7%	$11,372	159.0%

Deferred tax assets (liabilities) are comprised of the following:

(in thousands)	December 31, 2022	December 25, 2021
Deferred tax asset
Accrued liabilities	$7,592	$11,165
Accounts receivable allowance	5,046	4,590
Net operating loss carryforwards	63,128	31,024
Lease liabilities	316,212	250,401
Interest expense limitation	35,154	24,622
Deferred revenue	6,693	6,447
Other deferred assets	8,952	2,171
Total deferred tax asset	442,777	330,420
Less valuation allowance	(27,422)	(24,371)
Net deferred tax asset	415,355	306,049
Deferred tax liabilities
Goodwill and intangible assets	164,004	188,627
Right-of-use assets	320,006	246,726
Fixed asset basis differences	188,761	116,902
Unrealized foreign exchange differences	5,542	2,970
Other deferred liabilities	10,880	6,382
Total deferred liabilities	689,193	561,607
Net deferred liabilities	$273,838	$255,558
The following table presents the activity included in the deferred tax valuation allowance as follows:

(in thousands)	December 31, 2022	December 25, 2021
Balance at beginning of period	$24,371	$21,284
Additions	4,158	4,452
Translation	(1,107)	(1,365)
Balance at end of period	$27,422	$24,371
During the year ended December 31, 2022, the valuation allowance increased by $3 million principally related to a valuation allowance connected to a deferral on interest in Germany and the application of anti-hybrid loss limitation rules in the U.K.
As of December 31, 2022, the Company had pre-tax federal operating loss carry forwards of $225 million, of which $34 million are subject to expiration by 2040 and the remainder is not subject to expiration. State tax effected net operating loss carryforwards were $8 million for which portions begin to expire in fiscal year 2023. Some of the federal net operating losses are subject to certain limitations under IRC Sect. 382, however, the Company believes that these losses are more likely than not to be utilized. As of December 31, 2022, the Company had pre-tax foreign operating loss carryforwards of $31 million for which portions of the operating loss carryforwards begin to expire in fiscal year 2023, while others are indefinite lived and not subject to expiration. As of December 31, 2022, the Company had $1.1 billion of goodwill that was deductible for tax purposes.
The Company has designated the undistributed earnings of its foreign operations as indefinitely reinvested and as a result the Company does not provide for deferred income taxes on the unremitted earnings of these subsidiaries. As of December 31, 2022, the determination of the amount of such unrecognized deferred tax liability is not practicable.
At December 31, 2022, the Company had $2 million of unrecognized tax benefits. A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

(in thousands)	December 31, 2022	December 25, 2021
Balance at beginning of period	$1,909	$2,232
Increases (reductions) for prior year tax positions	(76)	(313)
Translation adjustments	(105)	$(10)
Balance at end of period	$1,728	$1,909
The unrecognized income tax benefits could affect the Company's effective tax rate, if recognized. However, it is not expected that any material portion of the unrecognized tax benefit will reverse over the next twelve months. The Company had $0.6 million of aggregate accrued interest and penalties at both December 31, 2022 and December 25, 2021.
As of December 31, 2022 the U.S. consolidated group of companies had the following tax credit carryforwards available:

(in thousands)	Tax Credits ($)	Year of Expiration
Work Opportunity Tax Credit: 2022	$533	2043
The Company files income tax returns in the U.S., Canada, and various state and foreign jurisdictions. Examinations by various taxing authorities covering years 2018 to 2020 are on-going. The Company is generally subject to income tax examinations for years 2016 through 2021 and believes appropriate provisions for all outstanding matters have been made for all jurisdictions and open years.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and brought about additional tax provision to consider by multinational companies. The Company's policy is to account for global intangible low-taxed income ("GILTI") as a period cost in the year the tax is incurred and, therefore, does not record any taxes related to GILTI. For fiscal year 2022, the Company estimated net GILTI income of $25 million and a IRC Sec. 163(j) interest limitation of $53 million. Other provisions, such as Base Erosion and Anti-abuse Tax (“BEAT”) and Foreign Derived Intangible Income (“FDII”) are relevant to the Company but had insignificant income tax impact for 2022.
Note 13—Related-Party Transactions
The Company had management advisory services agreements with Roark Capital Management, LLC (“Roark”), an affiliated entity, which provided that the Company pay an annual advisory services fee to Roark. The Company and Roark terminated all advisory services agreements in January 2021 in connection with the Company’s initial public offering. The Company paid $6 million during the year ended December 26, 2020.
As further described in Note 1, in August 2020, pursuant to the acquisition of ICWG, RC IV ICW Merger Sub LLC, a subsidiary of RC IV Cayman ICW Holdings LLC and the direct parent of RC IV Cayman ICW LLC, merged with and into Driven Investor LLC, our former parent company. Both Driven Equity LLC and RC IV Cayman ICW Holdings LLC were related entities of Roark Capital Management, LLC.
In June 2015, the Company provided a loan of $1 million secured by a Promissory Note, which was scheduled to mature in July 2020 to an Executive of the Company in connection with that Executive’s purchase of 1,500 units of Driven Investor LLC. Those units were pledged to Driven Brands, Inc. as security for repayment of the loan. In February 2020, the loan was settled and extinguished.
The Company made payments for facilities maintenance services in the aggregate amount of approximately $6 million and $1.5 million during the years ended December 31, 2022 and December 25, 2021, respectively, to Divisions Maintenance Group, an entity owned by affiliates of Roark Capital Management, LLC, which is related to the company’s principal stockholders (Driven Equity Sub LLC, Driven Equity LLC, RC IV Cayman ICW Holdings Sub LLC and RC IV Cayman ICW Holdings LLC). The transactions were reviewed, ratified, and approved by the Audit Committee of the Company’s Board of Directors in accordance with the Company’s Related Person Transactions Policy.

Note 14—Employee Benefit Plans
The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. Employer contributions to the plan were $2 million, $1 million, and less than $1 million in 2022, 2021, and 2020, respectively.
The Company has a rabbi trust to fund the obligations of its non-qualified deferred compensation plan for its executive level employees, which became effective as of January 2018. The rabbi trust comprises various mutual fund investments selected by plan participants. The Company records the mutual fund investment assets at fair value with any subsequent changes in fair value recorded in the consolidated statements of operations. As such, offsetting changes in the asset values and defined contribution plan obligations would be recorded in the statements of operations in the same period. The trust asset balances and the deferred compensation plan liability balances were $1 million as of December 31, 2022, and December 25, 2021. The trust assets and liabilities are recorded within prepaid and other assets and accrued expenses and other liabilities, respectively, within the consolidated balance sheets.
The Company has an unfunded pension plan covering employees within the Car Wash segment in Germany which was assumed as part of the ICWG acquisition in 2020. The plan’s Accumulated benefit obligation and Projected Benefit Obligation were both $6 million and $8 million as of December 31, 2022 and December 25, 2021, respectively. Pension expense was less than $1 million for the years ended December 31, 2022, December 25, 2021, and December 26, 2020. The pension liability was recorded within long-term accrued expenses and other liabilities within the consolidated balance sheet. The discount rate used to determine benefit obligation for the pension plan was 4.15% and 1.23% for the years ended December 31, 2022 and December 25, 2021. The compensation increase used to determine benefit obligation for the pension plan was 0% for the years ended December 31, 2022 and December 25, 2021. There are no required contributions for 2023. Pension benefit payments under the plan are expected to be $2 million spread ratably over the next 5 years.
Note 15—Equity Agreements and Incentive Equity Plan
On April 17, 2015, Driven Investor LLC established the Driven Investor LLC Incentive Equity Plan (the “Equity Plan”). The Equity Plan, among other things, established the ownership of certain membership units in Driven Investor LLC and defined the distribution rights and allocations of profits and losses associated with those membership units. Additionally, the Equity Plan calls for certain restrictions regarding transfers of units, corporate governance and board of director representation. In April 2015, Driven Investor LLC established certain profits interest units as part of the award agreements (the “Award Agreements”) granted pursuant to the Equity Plan. The Award Agreements provide for grants of certain profits interest units to employees, directors or consultants of Driven Investor LLC and Subsidiaries. For both the Profits Interest Time Units and Profits Interest Performance Units, if the grantee’s continuous service terminated for any reason, the grantee forfeits all right, title, and interest in and to any unvested units as of the date of such termination, unless the grantee’s continuous service period is terminated by the Company without cause within the six-month period prior to the date of consummation of the change in control. In addition, the grantee forfeits all right, title, and interest in and to any vested units if the grantee was terminated for cause, breaches any post-termination covenants, or fail to execute any general release required to be executed. The Profits Interest Performance Units were also subject to certain performance criteria which may cause the units not to vest.
On January 6, 2021, the Company’s board of directors approved the 2021 Omnibus Incentive Plan (the “Plan”) and, effective January 14, 2021, the Company’s shareholders adopted and approved the Plan. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, or any combination of the foregoing to current and prospective employees and directors of, and consultants and advisors to, the Company and its affiliates. The maximum number of shares of common stock available for issuance under the Plan is 12,533,984 shares. In conjunction with the closing of the IPO, our Board granted awards under the Plan to certain of our employees, representing an aggregate of 5,582,522 shares of common stock.
Profits Interest Units
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
For the awards, if the grantee’s continuous service terminates for any reason, the grantee forfeits all right, title, and interest in and to any unvested units as of the date of such termination, unless the grantee’s continuous service period is terminated by the Company without cause within the six-month period prior to the date of consummation of a Liquidity Event. In addition, the grantee forfeits all right, title, and interest in and to any vested units if the grantee resigns, is terminated for cause, breaches any post-termination covenants, or fail to execute any general release required to be executed.
There was approximately $3 million of unrecognized compensation expense related to the time-based restricted stock awards and time-based IPO Options at December 31, 2022, which is expected to be recognized over a weighted-average vesting period of 2.3 years.
There was approximately $87 million of unrecognized compensation expense related to the performance-based restricted stock awards and performance-based IPO Options at December 31, 2022. For the years ended December 31, 2022, December 25, 2021 and December 26, 2020, no compensation cost was recognized for the performance-based restricted stock awards and performance-based IPO Options given that the performance criteria was not met or probable. Once the performance conditions are deemed probable, the Company will recognize compensation cost equal to the portion of the requisite service period that has elapsed. Certain former employees continued to hold performance-based awards after the IPO.
The following is a summary of the Profits Interest - Time Units and Performance Units for 2020:

	Profits Interest - Time Units	Weighted Average Grant Date Fair Value, per unit	Profits Interest -Performance Units	Weighted Average Grant Date Fair Value, per unit
Outstanding as of December 28, 2019	13,581	$492	24,636	$351
Granted	13,055	696	25,597	693
Forfeited/Cancelled	(2,668)	976	(8,387)	894
Repurchases	(6,677)	288	—	—
Outstanding as of December 26, 2020	17,291	$652	41,846	$554
There were no stock grants, forfeitures or repurchases for the period from December 26, 2020 through January 14, 2021. The existing Profits Interest - Time and Performance units were converted into new time and performance awards on January 14, 2021.

	Unvested Time Awards	Weighted Average Grant Date Fair Value, per unit	Unvested Performance Awards	Weighted Average Grant Date Fair Value, per unit
Outstanding as of January 14, 2021	610,477	$12.65	4,178,246	$15.79
Forfeited/Cancelled	(17,304)	21.27	(84,737)	13.55
Vested	(164,868)	10.04	—	—
Outstanding as of December 25, 2021	428,305	$13.31	4,093,509	$15.84
Forfeited/Cancelled	(30,869)	10.34	(77,760)	15.34
Vested	(107,767)	12.95	—	—
Outstanding as of December 31, 2022	289,669	$13.76	4,015,749	$15.84

Restricted Stock Units and Performance Stock Units
The Company established other new awards in connection with and subsequent to the IPO, including restricted stock units (“RSUs”) and performance stock units (“PSUs”). Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. The RSUs vest ratably in three installments on each of the first three anniversaries of the grant date. The PSUs vest after a three-year performance period. The number of PSUs that vest is contingent on the Company achieving certain performance goals, one being a performance condition and the other being a market condition. The number of PSU shares that vest may range from 0% to 200% of the original grant, based upon the level of performance. The awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense. For both RSUs and PSUs, if the grantee’s continuous service terminates for any reason, the grantee shall forfeit all right, title, and interest in any unvested units as of the termination date.
For RSUs and PSUs with a performance condition the grant date fair value is based upon the market price of the Company’s common stock on the date of the grant. For PSUs with a market condition, the Company estimates the grant date fair value using the Monte Carlo valuation model. For all PSUs, the Company reassesses the probability of the achievement of the performance condition at each reporting period.
The range of assumptions used for issued PSUs with a market condition valued using the Monte Carlo model were as follows:

	For the Year Ended
	December 31, 2022	December 25, 2021
Annual dividend yield	—%	—%
Expected term (years)	2.7-3.0	3.0
Risk-free interest rate	2.32-3.05%	0.2%
Expected volatility	40.9-43.9%	41.2%
Correlation to the index peer group	50.7-59.5%	65.9%
There was approximately $7 million of total unrecognized compensation cost related to the unvested RSUs at December 31, 2022, which is expected to be recognized over a weighted-average vesting period of 2.3 years. In addition, there was approximately $18 million of total unrecognized compensation cost related to the unvested PSUs, which are expected to be recognized over a weighted-average vesting period of 2.2 years.

The following are the restricted stock units and performance stock units granted in conjunction with or after the IPO:

	Unvested Time Units	Weighted Average Grant Date Fair Value, per unit	Unvested Performance Units	Weighted Average Grant Date Fair Value, per unit
Outstanding as of January 14, 2021 (pre-IPO)	—	$—	—	$—
Granted post-IPO	81,160	23.11	144,735	24.52
Forfeited/Cancelled	(18,735)	22.18	(37,439)	24.36
Outstanding as of December 25, 2021	62,425	23.38	107,296	24.58
Granted	300,067	27.96	488,488	32.39
Forfeited/Cancelled	(20,424)	26.18	(46,024)	29.22
Vested	(20,465)	23.41	—	—
Outstanding as of December 31, 2022	321,603	$27.49	549,760	$31.13
Restricted Stock Options
The Company also established and granted restricted stock options (“RSOs”) which vest provided that the employee remains in continuous service on the vesting date. The RSOs were granted at the stock price of the Company on the grant date and permit the holder to exercise them for 10 years from the grant date. The options generally vest on each of the fourth anniversaries of the grant date, but such vesting could accelerate for certain options based on certain conditions under the award.
There was approximately $20 million of total unrecognized compensation cost related to the unvested RSOs at December 31, 2022, which is expected to be recognized over a weighted-average vesting period of 3 years.
The following are the restricted stock options granted in conjunction with or after the IPO:

	Time Based Restricted Stock Options Outstanding	Weighted Average Exercise Price	Performance Based Restricted Stock Options Outstanding	Weighted Average Exercise Price
Outstanding as of January 14, 2021	$198,984	$22.00	—	$—
Granted post-IPO	3,587,575	26.75	3,621,719	22.00
Forfeited/Cancelled	(77,294)	22.00	(152,239)	22.00
Exercised	(23,705)	21.30	—	—
Outstanding as of December 25, 2021	3,685,560	26.63	3,469,480	22.00
Forfeited/Cancelled	(68,510)	19.50	(190,544)	22.00
Exercised	(23,721)	21.70	—	—
Outstanding as of December 31, 2022	3,593,329	$26.79	3,278,936	$22.00
Exercisable as of December 31, 2022	676,987	$21.94	—	$—

The fair value of all time based units granted was estimated using a Black-Scholes option pricing model using the following weighted-average assumptions for each of fiscal 2021 and 2020:

	For the Year Ended
	December 25, 2021	December 26, 2020
Annual dividend yield	—%	—%
Weighted-average expected life (years)	7.0	1.8
Risk-free interest rate	1.3%	0.9%
Expected volatility	40.1%	46.7%
The expected term of the incentive units is based on evaluations of historical and expected future employee behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on the historical volatility of guideline public entities that are similar to the Company, as the Company does not have sufficient historical transactions of its own shares to calculate expected volatility. As of December 31, 2022, the Company does not intend to pay dividends or distributions in the future.
Employee Stock Purchase Plan
On January 6, 2021, the Company’s Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”) and effective January 14, 2021, the Company’s shareholders adopted and approved the ESPP. On March 22, 2021, the Company's Board of Directors approved the International Employee Stock Purchase Plan (the "International ESPP"). The ESPP and International ESPP provide employees of certain designated subsidiaries of the Company with an opportunity to purchase the Company’s common stock at a discount, subject to certain limitations set forth in the ESPP and International ESSP. The ESPP and International ESSP plans authorized the issuance of 1,790,569 shares of the Company’s common stock. Total contributions to the ESPP were $1 million for the year ended December 31, 2022. 143,707 shares of common stock were purchased under the ESPP as of December 31, 2022. 111,924 of the shares of common stock were purchased on December 28, 2021 related to employee contributions during the year ended December 25, 2021.
The Company recognized equity-based compensation expense of $21 million, $4 million, and $1 million in 2022, 2021, and 2020, respectively.

Note 16—Earnings Per Share

The Company calculates basic and diluted earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Year Ended
(in thousands, except per share amounts)	December 31, 2022	December 25, 2021	December 26, 2020
Basic earnings per share:
Net income (loss) attributable to Driven Brands Holdings Inc.	$43,188	$9,632	$(4,199)
Less: Net income attributable to participating securities, basic	914	207	—
Net income (loss) after participating securities, basic	$42,274	$9,425	$(4,199)
Weighted-average common shares outstanding (a)	162,762	160,684	104,318
Basic earnings per share	$0.26	$0.06	$(0.04)

Diluted earnings per share:
Net income (loss) attributable to Driven Brands Holdings Inc.	$43,188	$9,632	$(4,199)
Less: Net income attributable to participating securities, diluted	816	185	—
Net income (loss) after participating securities, diluted	$42,372	$9,447	$(4,199)
Weighted-average common shares outstanding (a)	162,762	160,684	104,318
Dilutive effect of share-based awards	3,981	3,960	—
Weighted-average common shares outstanding, as adjusted (a)	166,743	164,644	104,318
Diluted earnings per share	$0.25	$0.06	$(0.04)
(a)     Weighted average common shares for 2020 have been adjusted to reflect an implied 88,990-for-one stock split that became effective on January 14, 2021. See Note 1 for additional information.
Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Driven Brands Holdings Inc. after participating securities by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights. The Company has excluded 4,661,504 shares for the year ended December 31, 2022 and 4,007,164 shares for the years ended December 25, 2021 and December 26, 2020 from the computation of weighted average shares for performance awards that are contingent on performance conditions. The Company reported a net loss for the year ended December 25, 2020, therefore the number of shares used to calculate diluted loss per share is the same as the number of shares used to calculate basic loss per share because the potentially dilutive shares, if any, would have been antidilutive if included.

The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Year Ended
Number of securities (in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Restricted stock units	51	—	—
Stock options	2,003	2,036	—
Total	2,054	2,036	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of December 31, 2022. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2022, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed and operating effectively to provide a reasonable level of assurance.
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
Our management performed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”). Based on our evaluation and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2022.
Management has excluded 38 businesses from its assessment of the Company’s internal control over financial reporting as of December 31, 2022 because they were purchased by the Company in purchase business combinations during 2022. These businesses, each of which is wholly-owned, comprised, in the aggregate, total assets and total net revenue excluded from management’s assessment of internal control over financial reporting of approximately 5% and 9%, respectively, as of and for the year ended December 31, 2022. The most significant of these businesses, representing 4% and 1% of consolidated total net revenue and less than 1% individually of consolidated total assets, were Auto Glass Now and Auto Glass Fitters, Inc., respectively.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8 - Financial statements and Supplementary Data.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers
The following individuals are our executive officers as of March 1, 2023:

Name	Position	Age
Jonathan Fitzpatrick	President, Chief Executive Officer and Director	52
Tiffany Mason	Executive Vice President and Chief Financial Officer	48
Scott O’Melia	Executive Vice President, General Counsel and Secretary	53
Daniel Rivera	Executive Vice President and Chief Operating Officer	43
John Teddy	Executive Vice President and President, Car Wash North America	39
Tracy Gehlan	President, Car Wash International	54
Michael Macaluso	Executive Vice President and President, Paint, Collision & Glass	40
Kyle Marshall	Executive Vice President and President, Platform Services	44
Mo Khalid	Executive Vice President and President, Maintenance	41
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
Daniel Rivera serves as our Executive Vice President and Chief Operating Officer. Mr. Rivera joined Driven Brands as Chief Information Officer in 2012 and has served as Group President of Maintenance, President of Meineke, and President of Take 5 Oil. Prior to joining Driven Brands, Mr. Rivera served as Senior Director of Application Development, Business Intelligence, Infrastructure, and Security at AutoNation (an automotive retailer) from 2011 to 2012. Prior to his role with AutoNation, he worked in various capacities at General Electric (an industrial company), Motorola (a telecommunications company), and Burger King Corporate.
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
Mo Khalid serves as our Executive Vice President and President of Maintenance. Mr. Khalid rejoined Driven brands in February 2023 after serving as Senior Vice President, Field Operations, at Great Wolf Resorts from November 2017 to February 2023. Mr. Khalid previously served as Vice President and Chief Operating Officer of Meineke from March 2016 to November 2017.
We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at https://investors.drivenbrands.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.
The remaining information required by this item will be contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 31, 2022 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Services and Fees
The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP. The information required by this item will be contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)List of Documents Filed as part of this Form 10‑K:

1.Consolidated Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedules

All schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

3.Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10‑K.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Driven Brands Holdings Inc.	10-K	3.1	March 18, 2022
3.2	Amended and Restated Bylaws of Driven Brands Holdings Inc.	10-K	3.2	March 18, 2022
4.1	Amendment No. 9 to the Amended and Restated Base Indenture, dated as of October 5, 2022, among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee	8-K	4.2	October 5, 2022
4.2	First Supplement to Series 2018-1 Supplement, dated as of July 6, 2020, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2018-1 securities intermediary	S-1	4.8	December 22, 2020
4.3	First Supplement to Series 2019-1 Supplement, dated as of July 6, 2020, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2019-1 securities intermediary	S-1	4.10	December 22, 2020
4.4	First Supplement to Series 2019-2 Supplement, dated as of July 6, 2020, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2019-2 securities intermediary	S-1	4.12	December 22, 2020
4.5	Second Supplement to Series 2019-3 Supplement, dated as of April 30, 2021, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2019-3 securities intermediary	8-K	4.1	April 30, 2021
4.6	Series 2020-1 Supplement, dated as of July 6, 2020, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-1 securities intermediary	S-1	4.15	December 22, 2020
4.7	Series 2020-2 Supplement, dated as of December 14, 2020, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-2 securities intermediary	S-1	4.16	December 22, 2020

4.8	Series 2021-1 Supplement, dated as of September 29, 2021, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-2 securities intermediary	8-K	4.1	September 29, 2021
4.9	Series 2022-1 Supplement, dated as of October 5, 2022, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2022-1 securities intermediary	8-K	4.1	October 5, 2022
4.10	Description of Securities	10-K	4.17	March 23, 2021
10.1	Class A-1 Note Purchase Agreement (Series 2019-3 Class A-1 Notes), dated as of December 11, 2019, by and among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC party thereto, Driven Brands, Inc., the conduit investors party thereto, the financial institutions party thereto, the funding agents party thereto, Barclays Bank PLC, New York Branch, as L/C provider, and Barclays Bank PLC, as swingline lender and administrative agent	S-1	10.1	December 22, 2020
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
		S-1	10.2	December 22, 2020
10.3	Amended and Restated Guarantee and Collateral Agreement, dated as of April 24, 2018, by and among Driven Funding Holdco, LLC and certain subsidiaries of Driven Funding Holdco, LLC party thereto in favor of Citibank, N.A., as trustee	S-1	10.3	December 22, 2020
10.4	Assumption Agreement to Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2019, by and among ABRA Franchisor SPV LLC and Citibank, N.A., as trustee	S-1	10.4	December 22, 2020
10.5	Assumption and Amendment Agreement to Amended and Restated Guarantee and Collateral Agreement dated as of July 6, 2020, by and among Driven Funding Holdco, LLC, certain subsidiaries of Driven Funding Holdco, LLC party thereto, Driven Canada Funding HoldCo Corporation and certain subsidiaries of Driven Canada Funding HoldCo Corporation party thereto, in favor of Citibank, N.A., as trustee	S-1	10.5	December 22, 2020
10.6	Deed of Movable Hypothec, dated as of July 6, 2020, by and among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation and certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, in favor of Citibank, N.A., as trustee	S-1	10.6	December 22, 2020
10.7†	Amendment No. 5 to the Amended and Restated Management Agreement and dated as of October 5, 2022 by and among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC, party thereto, Take 5 LLC, Take 5 Oil Change, LLC, Driven Brands, Inc., as manager, and Citibank, N.A., as trustee	8-K	10.1	October 5, 2022
10.8†	Amendment No. 3 to Canadian Management Agreement, dated as of October 5, 2022, among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation, certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, Driven Brands Canada Shared Services Inc., as manager, and Citibank, N.A., as trustee	8-K	10.2	October 5, 2022
10.9	Stockholders Agreement, dated as of January 15, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	10-K	10.11	March 23, 2021

10.10	Registration Rights Agreement, dated as of January 20, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	10-K	10.12	March 23, 2021
10.11	Joinder to Registration Rights Agreement, dated as of December 29, 2021, by and among Driven Brands Holdings Inc., Driven Equity Sub LLC and the stockholders party thereto	10-K	10.17	March 18, 2022
10.12	Joinder to Registration Rights Agreement, dated as of December 29, 2021, by and among Driven Brands Holdings Inc., RC IV Cayman ICW Holdings Sub LLC and the stockholders party thereto	10-K	10.18	March 18, 2022
10.13†	Form of Indemnification Agreement by and among Driven Brands Holdings Inc. and each of its directors and executive officers	S-1	10.13	December 22, 2020
10.14	Tax Receivable Agreement , dated January 16, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	8-K	10.1	January 21, 2021
10.15†	Amended and Restated Employment Agreement by and between Jonathan Fitzpatrick and Driven Brands, Inc., dated as of April 17, 2015	S-1	10.15	December 22, 2020
10.16†	Amendment to the Amended and Restated Employment Agreement, dated as of December 31, 2020, by and between Jonathan Fitzpatrick and Driven Brands Shared Services LLC	S-1/A	10.16	January 7, 2021
10.17†	Employment Agreement by and between Tiffany Mason and Driven Brands Shared Services LLC, dated as of February 17, 2020	S-1/A	10.17	January 7, 2021
10.18†*	Amendment to Employment Agreement between Tiffany Mason and Driven Brands Shared Services LLC dated as of November 3, 2022
10.19†	Letter of Employment by and between Daniel R. Rivera and Driven Brands, Inc., dated as of November 7, 2012	S-1/A	10.18	January 7, 2021
10.20†	Employment Agreement by and between Scott O’Melia and Driven Brands Shared Services LLC, dated as of April 23, 2020	10-K	10.19	March 23, 2021
10.21†	Amendment to the Employment Agreement, dated as of November 1, 2020, by and between Scott O’Melia and Driven Brands Shared Services LLC	10-K	10.20	March 23, 2021
10.22†	Employment Agreement by and between Michael Macaluso and Carstar Canada Partnership, LP, dated as of December 1, 2015	10-K	10.21	March 23, 2021
10.23†	Amended and Restated Driven Brands, Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2020	S-1/A	10.19	January 7, 2021
10.24†	First Amendment to the Driven Brands, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan	S-1/A	10.20	January 7, 2021
10.25†	Driven Brands Holdings Inc. 2021 Omnibus Incentive Plan	8-K	10.2	January 21, 2021
10.26†	Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Top-Up Options)	S-1/A	10.25	January 7, 2021
10.27†	Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Non-Employee Director Time-Vesting Options)	S-1/A	10.26	January 7, 2021
10.28†	Form of Restricted Stock Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.1	March 22, 2022
10.29†	Form of Performance Stock Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.2	March 22, 2022
10.30†	Driven Investor LLC Equity Incentive Plan	S-1/A	10.27	January 7, 2021
10.31†	Form of Restricted Stock Award Agreement for use under the Driven Investor LLC Equity Incentive Plan (Relating to Reorganization Exchange)	S-1/A	10.28	January 7, 2021
10.32	Credit Agreement, dated May 27, 2021, by and among Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.37	March 18, 2022

10.33	Incremental Assumption and Amendment Agreement, dated December 17, 2021 by and among Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.38	March 18, 2022
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
__________________________________________________________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2023

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

Signature	Title	Date

/s/ Jonathan Fitzpatrick	Chief Executive Officer	March 01, 2023
Jonathan Fitzpatrick	(Principal Executive Officer)

/s/ Tiffany Mason	Chief Financial Officer	March 01, 2023
Tiffany Mason	(Principal Financial Officer)

/s/ Michael Beland	Chief Accounting Officer	March 01, 2023
Michael Beland	(Principal Accounting Officer)

/s/ Neal Aronson	Non-Executive Chairman and Director	March 01, 2023
Neal Aronson

/s/ Jose Tomas	Director	March 01, 2023
Jose Tomas

/s/ Michael Thompson	Director	March 01, 2023
Michael Thompson

/s/ Chadwick Hume	Director	March 01, 2023
Chadwick Hume

/s/ Cathy Halligan	Director	March 01, 2023
Cathy Halligan

/s/ Rick Puckett	Director	March 01, 2023
Rick Puckett

/s/ Karen Stroup	Director	March 01, 2023
Karen Stroup

/s/ Peter Swinburn	Director	March 01, 2023
Peter Swinburn