Form 10-Q
period 2023-04-01
Driven Brands Holdings Inc.
filed 2023-05-09
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

3Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2023, the Registrant had 167,560,270 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our strategy, outlook and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; and (iv) the competitive environment in which we operate. Forward-looking statements are not based on historical facts, but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions, and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. It is not possible to predict or identify all such risks. These risks include, but are not limited to, the risk factors that are described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as well as in our other filings with the Securities and Exchange Commission, which are available on its website at www.sec.gov. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
Forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	April 1, 2023	March 26, 2022
Revenue:
Franchise royalties and fees	$43,515	$37,888
Company-operated store sales	376,066	292,391
Independently-operated store sales	52,532	63,089
Advertising contributions	21,677	19,698
Supply and other revenue	68,677	55,257
Total revenue	562,467	468,323
Operating Expenses:
Company-operated store expenses	243,409	177,867
Independently-operated store expenses	29,364	33,299
Advertising expenses	21,677	19,698
Supply and other expenses	37,266	32,774
Selling, general, and administrative expenses	112,328	92,220
Acquisition costs	1,847	4,318
Store opening costs	1,025	506
Depreciation and amortization	38,198	33,023
Asset impairment charges and lease terminations	167	898
Total operating expenses	485,281	394,603
Operating income	77,186	73,720
Other expenses, net:
Interest expense, net	38,141	25,353
(Gain) loss on foreign currency transactions	(1,675)	971
Other expense, net	36,466	26,324
Income before taxes	40,720	47,396
Income tax expense	10,971	12,968
Net income	29,749	34,428
Net loss attributable to non-controlling interest	—	(15)
Net income attributable to Driven Brands Holdings Inc.	$29,749	$34,443

Earnings per share:
Basic	$0.18	$0.21
Diluted	$0.17	$0.20
Weighted average shares outstanding
Basic	162,784	162,762
Diluted	166,874	166,748

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(in thousands)	April 01, 2023	March 26, 2022
Net income	$29,749	$34,428
Other comprehensive income (loss):
Foreign currency translation adjustments	11,351	(5,574)
Unrealized (loss) gain from cash flow hedges, net of tax benefit of ($2) and $0, respectively	(200)	132
Actuarial gain of defined benefit pension plan, net of tax expense of $0 and $0, respectively	16	—
Other comprehensive income (loss), net	11,167	(5,442)
Total comprehensive income	40,916	28,986
Comprehensive loss attributable to non-controlling interests	(1)	(2)
Comprehensive income attributable to Driven Brands Holdings Inc.	$40,917	$28,988

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$190,841	$227,110
Restricted cash	792	792
Accounts and notes receivable, net	216,621	179,888
Inventory	77,848	72,040
Prepaid and other assets	54,149	40,084
Income tax receivable	12,715	15,075
Advertising fund assets, restricted	48,618	36,421
Total current assets	601,584	571,410
Other assets	22,773	30,561
Property and equipment, net	1,710,057	1,545,738
Operating lease right-of-use assets	1,312,568	1,299,189
Deferred commissions	6,691	7,121
Intangibles, net	761,597	765,903
Goodwill	2,287,960	2,277,065
Deferred tax assets	2,925	2,911
Total assets	$6,706,155	$6,499,898
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$88,862	$60,606
Accrued expenses and other liabilities	300,813	317,318
Income tax payable	2,617	4,454
Current portion of long-term debt	33,263	32,986
Income tax receivable liability	53,554	53,328
Advertising fund liabilities	47,572	36,726
Total current liabilities	526,681	505,418
Long-term debt	2,816,493	2,705,281
Deferred tax liabilities	282,709	276,749
Operating lease liabilities	1,202,359	1,177,501
Income tax receivable liability	117,915	117,915
Deferred revenue	29,506	30,046
Long-term accrued expenses and other liabilities	31,450	33,419
Total liabilities	5,007,113	4,846,329
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 167,560,449 and 167,404,047 shares outstanding; respectively	1,675	1,674
Additional paid-in capital	1,633,460	1,628,904
Retained earnings	114,544	84,795
Accumulated other comprehensive loss	(51,267)	(62,435)
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	1,698,412	1,652,938
Non-controlling interests	630	631
Total shareholders' equity	1,699,042	1,653,569
Total liabilities and shareholders' equity	$6,706,155	$6,499,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY (Unaudited)

	Three Months Ended
	April 1, 2023		March 26, 2022
in thousands, except share amounts	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	167,404,047	$1,674	167,380,450	$1,674
Stock issued relating to Employee Stock Purchase Plan	26,358	—	111,924	1
Shares issued for exercise/vesting of share-based compensation awards	130,044	1	14,455	—
Balance at end of period	167,560,449	$1,675	167,506,829	$1,675
Additional paid-in capital
Balance at beginning of period		$1,628,904		$1,605,890
Equity-based compensation expense		2,564		2,618
Exercise of stock options		1,500		—
Stock issued relating to Employee Stock Purchase Plan		612		2,091
Tax withholding on stock option exercises		(120)		(14)
Balance at end of period		$1,633,460		$1,610,585
Retained earnings
Balance at beginning of period		$84,795		$41,607
Net income		29,749		34,443
Balance at end of period		$114,544		$76,050
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(62,435)		$(5,028)
Other comprehensive income (loss)		11,168		(5,455)
Balance at end of period		$(51,267)		$(10,483)
Non-controlling interests
Balance at beginning of period		$631		$1,099
Net loss		—		(15)
Other comprehensive income		(1)		13
Divestiture of Denmark car wash operations		—		(432)
Balance at end of period		$630		$665

Total shareholders’ equity		$1,699,042		$1,678,492

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	April 01, 2023	March 26, 2022
Net income	$29,749	$34,428
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,198	33,023
Equity-based compensation expense	2,564	2,618
Loss on foreign denominated transactions	161	970
(Gain) loss on foreign currency derivatives	(1,836)	2,702
Loss (gain) on sale of businesses, fixed assets, and sale-leaseback transactions	1,671	(618)
Reclassification of interest rate hedge to income	(519)	—
Bad debt expense	82	372
Asset impairment costs	167	898
Amortization of deferred financing costs and bond discounts	1,850	2,224
Provision for deferred income taxes	4,650	132
Other, net	4,043	5,231
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(44,084)	(21,123)
Inventory	(5,473)	(1,787)
Prepaid and other assets	(13,867)	6,133
Advertising fund assets and liabilities, restricted	906	(1,204)
Other Assets	(7,382)	(5,736)
Deferred commissions	455	(39)
Deferred revenue	161	455
Accounts payable	25,597	509
Accrued expenses and other liabilities	(960)	(61,624)
Income tax receivable	659	11,476
Cash provided by operating activities	36,792	9,040
Cash flows from investing activities:
Capital expenditures	(169,155)	(68,967)
Cash used in business acquisitions, net of cash acquired	(29,307)	(224,526)
Proceeds from sale-leaseback transactions	16,772	37,781
Proceeds from sale or disposal of businesses and fixed assets	—	2,380
Cash used in investing activities	(181,690)	(253,332)
Cash flows from financing activities:
Repayment of long-term debt	(7,002)	(4,820)
Proceeds from revolving lines of credit and short-term debt	140,000	—
Repayments of revolving lines of credit and short-term debt	(25,000)	—
Repayment of principal portion of finance lease liability	(854)	(879)
Stock option exercises	1,380	—
Other, net	(32)	(20)
Cash provided by (used in) financing activities	108,492	(5,719)

Effect of exchange rate changes on cash	2,392	(592)
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(34,014)	(250,603)
Cash and cash equivalents, beginning of period	227,110	523,414
Cash included in advertising fund assets, restricted, beginning of period	32,871	38,586
Restricted cash, beginning of period	792	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	260,773	562,792
Cash and cash equivalents, end of period	190,841	270,681
Cash included in advertising fund assets, restricted, end of period	35,126	40,716
Restricted cash, end of period	792	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$226,759	$312,189

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$39,534	$2,940
Deferred consideration included in accrued expenses and other liabilities	19,069	14,617
Supplemental cash flow disclosures - cash paid for:
Interest	$37,942	$24,238
Income taxes	5,671	321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into a tax receivable agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize. The tax receivable agreement is effective as of the date of the Company’s IPO. The Company recorded a current tax receivable liability of $54 million and $53 million as of April 1, 2023 and December 31, 2022, respectively, and a non-current tax receivable liability of $118 million as of April 1, 2023 and December 31, 2022, on the unaudited consolidated balance sheets.
Note 2— Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three months ended April 1, 2023 and March 26, 2022, each consisted of 13 weeks, respectively. The Car Wash segment is currently consolidated based on a calendar month end.
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations, balance sheet, cash flows, and shareholders’/members’ equity for the interim periods presented. The adjustments include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022. Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended April 1, 2023 may not be indicative of the results to be expected for any other interim period or the year ending December 30, 2023.
Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the unaudited consolidated financial statements and the related notes to the unaudited consolidated financial statements. Significant items that are subject to estimates and assumptions include, but are not limited to, valuation of intangible assets and goodwill; income taxes; allowances for credit losses; valuation of derivatives; self-insurance claims; and stock-based compensation. Management evaluates its estimates on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on historical experience, current conditions, and various other additional information, may affect amounts reported in future periods. Actual results could differ due to uncertainty inherent in the natures of these estimates.

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
Level 2: Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or
Level 3: Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
Financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2023 and December 31, 2022 are summarized as follows:

Items Measured at Fair Value at April 1, 2023
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$577	$—	$577
Derivative assets, recorded in other assets	—	2,116	2,116
Derivative liabilities, recorded in accrued expenses and other liabilities	—	2,336	2,336

Items Measured at Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$758	$—	$758
Derivative assets, recorded in prepaid and other assets	—	158	158
Derivative assets, recorded in other assets	—	2,148	2,148
Derivative liabilities, recorded in accrued expenses and other liabilities	—	5,005	5,005

The fair value of the Company’s foreign currency derivative instruments are derived from valuation models, which use Level 2 observable inputs such as quoted market prices, interest rates, and forward yield curves.
The carrying value and estimated fair value of total long-term debt were as follows:

	April 1, 2023		December 31, 2022
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,891,763	$2,662,415	$2,784,175	$2,477,456
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
Note 3—Acquisitions and Dispositions
The Company strategically acquires companies and assets in order to increase its footprint and offer products and services that diversify its existing offerings, primarily through asset purchase agreements. These acquisitions are accounted for as business combinations using the acquisition method, whereby the purchase price is allocated to the assets acquired and liabilities assumed, based on their fair values as of the date of the acquisition with the remaining amount recorded in goodwill.
2023 Acquisitions
The Company completed two acquisitions in the Maintenance segment during the three months ended April 1, 2023, representing two sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $2 million.
The Company completed one acquisition in the Car Wash segment during the three months ended April 1, 2023, representing one site. The aggregate cash consideration for this acquisition, net of cash acquired and liabilities assumed, was approximately $11 million.
The Company estimated the fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The provisional amounts for assets acquired and liabilities assumed for the 2023 acquisitions are as follows:
Maintenance Segment

(in thousands)	Maintenance
Assets:
Operating lease right-of-use assets	$658
Property and equipment, net	1,655
Goodwill	695
Assets acquired	3,008
Liabilities:
Accrued Expenses and other liabilities	17
Operating lease liabilities	641
Total liabilities assumed	658
Cash consideration, net of cash acquired	2,255
Deferred consideration	95
Total consideration, net of cash acquired	$2,350

Car Wash Segment

(in thousands)	Car Wash
Assets:
Property and equipment, net	$8,270
Goodwill	2,724
Assets acquired	10,994
Total consideration, net of cash acquired	$10,994
Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of synergies within the existing segments and intangible assets that do not qualify for separate recognition. Goodwill, which was allocated to the Car Wash and Maintenance segments, is substantially all deductible for income tax purposes.

Deferred Consideration and Transaction Costs
Deferred consideration is typically paid six months to one-year after the acquisition closing date once all conditions under the purchase agreement have been satisfied.

	Three Months Ended
(in thousands)	April 1, 2023	March 26, 2022
Deferred consideration at beginning of period	$35,007	$16,000
Change in accrual	95	1,673
Payments	(16,033)	(3,056)
Deferred consideration at end of period	$19,069	$14,617

The Company incurred less than $1 million and approximately $2 million of transaction costs during the three months ended April 1, 2023 and March 26, 2022.

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
Capitalized costs to obtain a contract as of April 1, 2023 and December 31, 2022 were $7 million and $7 million, respectively, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized less than $1 million of costs during the three months ended April 1, 2023 and March 26, 2022 that were recorded as a contract asset at the beginning of the periods.
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $30 million and $29 million as of April 1, 2023 and December 31, 2022, respectively, which are presented within deferred revenue on the unaudited consolidated balance sheets. The Company recognized $1 million and less than $1 million of revenue relating to contract liabilities during the three months ended April 1, 2023 and March 26, 2022, respectively.
Note 5—Segment Information
The Company’s worldwide operations are comprised of the following reportable segments: Maintenance, Car Wash, Paint, Collision & Glass, and Platform Services.
In addition to the reportable segments, the Company’s consolidated financial results include “Corporate and Other” activity. Corporate and Other incurs costs related to advertising fund revenues and expenses and shared service costs, which are related to finance, information technology, human resources, legal, supply chain, and other support services. Corporate and Other activity includes the adjustments necessary to eliminate intercompany transactions, namely sales by the Platform Services segment to the Paint, Collision & Glass and Maintenance segments.

Segment results for the three months ended April 1, 2023 and March 26, 2022 are as follows:

	Three months ended April 1, 2023
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$12,443	$—	$24,298	$6,774	$—	$43,515
Company-operated store sales	195,260	102,446	77,479	881	—	376,066
Independently-operated store sales	—	52,532	—	—	—	52,532
Advertising fund contributions	—	—	—	—	21,677	21,677
Supply and other revenue	19,965	2,002	19,026	44,378	(16,694)	68,677
Total revenue	$227,668	$156,980	$120,803	$52,033	$4,983	$562,467
Segment Adjusted EBITDA	$72,986	$44,309	$35,712	$17,030	$(41,184)	$128,853

	Three months ended March 26, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$9,635	$—	$21,365	$6,888	$—	$37,888
Company-operated store sales	156,828	94,495	39,916	1,152	—	292,391
Independently-operated store sales	—	63,089	—	—	—	63,089
Advertising fund contributions	—	—	—	—	19,698	19,698
Supply and other revenue	12,279	1,691	18,080	35,126	(11,919)	55,257
Total revenue	$178,742	$159,275	$79,361	$43,166	$7,779	$468,323
Segment Adjusted EBITDA	$52,485	$55,720	$28,930	$14,165	$(32,280)	$119,020
The reconciliations of Income before taxes to Segment Adjusted EBITDA for the three months ended April 1, 2023 and March 26, 2022 are as follows:

	Three months ended
(in thousands)	April 1, 2023	March 26, 2022
Income before taxes	$40,720	$47,396
Depreciation and amortization	38,198	33,023
Interest expense, net	38,141	25,353
Acquisition related costs(a)	1,847	4,318
Non-core items and project costs, net(b)	1,824	866
Store opening costs	1,025	506
Straight-line rent adjustment(c)	4,365	4,093
Equity-based compensation expense(d)	2,564	2,618
Foreign currency transaction (gain) / loss, net(e)	(1,675)	971
Asset sale leaseback loss (gain), impairment and closed store expenses(f)	1,844	(124)
Segment Adjusted EBITDA	$128,853	$119,020
(a)     Consists of acquisition costs as reflected within the unaudited consolidated statements of operations, including legal, consulting and other fees, and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under U.S. GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
(b)     Consists of discrete items and project costs, including third party consulting and professional fees associated with strategic transformation initiatives.
(c)     Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under U.S. GAAP exceeds or is less than our cash rent payments.
(d)     Represents non-cash equity-based compensation expense.
(e)    Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans, which are partially offset by unrealized gains and losses on remeasurement of cross currency swaps and forward contracts.
(f)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed locations, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.

Note 6—Long-Term Debt
The Company’s long-term debt obligations consist of the following:

(in thousands)	April 1, 2023	December 31, 2022
Series 2018-1 Securitization Senior Notes, Class A-2	$261,250	$261,938
Series 2019-1 Securitization Senior Notes, Class A-2	287,250	288,000
Series 2019-2 Securitization Senior Notes, Class A-2	265,375	266,063
Series 2020-1 Securitization Senior Notes, Class A-2	170,188	170,625
Series 2020-2 Securitization Senior Notes, Class A-2	439,875	441,000
Series 2021-1 Securitization Senior Notes, Class A-2	443,250	444,375
Series 2022-1 Securitization Senior Notes, Class A-2	363,175	364,088
Term Loan Facility	495,000	496,250
Revolving Credit Facility	115,000	—
Other debt (a)	51,400	51,836
Total debt	2,891,763	2,784,175
Less: unamortized debt issuance costs	(42,007)	(45,908)
Less: current portion of long-term debt	(33,263)	(32,986)
Total long-term debt, net	$2,816,493	$2,705,281
(a) Consists primarily of finance lease obligations.
Series 2019-3 Variable Funding Securitization Senior Notes
In December 2019, Driven Brands Funding, LLC (the “Issuer”) issued Series 2019-3 Variable Funding Senior Notes, Class A-1 (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date in January 2050. The commitment under the 2019 VFN was set to expire in July 2022, with the option of three one-year extensions. In July 2022, the Company exercised the option to extend an additional year. The 2019 VFN are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Issuer may elect interest at the Base Rate plus an applicable margin or London Interbank Offered Rate (“LIBOR”) plus an applicable margin (the LIBOR rate as the applicable interest rate). No amounts were outstanding under the 2019 VFN as of April 1, 2023 and no borrowings or repayments were made during the three months ended April 1, 2023. As of April 1, 2023, there were $25 million of outstanding letters of credit which reduced the borrowing availability under the 2019 VFN.

Driven Holdings Revolving Credit Facility
In May 2021, Driven Holdings, LLC, (“the Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of Driven Brands Holdings Inc., entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (“Revolving Credit Facility”), which provides for an aggregate amount of up to $300 million, and has a maturity date in May 2026 (“Credit Agreement”). Adjusted Base Rate (“ABR”) borrowings incur interest at the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the U.S. prime rate, and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 0.50%, which may increase to 0.75% based on the Net First Lien Leverage Ratio under the Revolving Credit Facility. Eurocurrency borrowings incur interest at an adjusted LIBOR plus an applicable margin of 1.50%, which may increase to 1.75% based on the Net First Lien Leverage Ratio under the Revolving Credit Facility. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.
There was $115 million outstanding on the Revolving Credit Facility as of April 1, 2023 with $140 million of borrowings and $25 million of repayments made during the three months ended April 1, 2023.
The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of April 1, 2023, the Company and its subsidiaries were in compliance with all covenants.
Note 7—Leases
During the three months ended April 1, 2023, the Company sold one maintenance and five car wash properties in various locations throughout the United States for a total of $17 million, resulting in a net gain of $3 million. Concurrent with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms of 20 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $10 million and $10 million, respectively, related to these lease arrangements as of April 1, 2023.
Supplemental cash flow information related to the Company’s lease arrangements for the three months ended April 1, 2023 and March 26, 2022, respectively, was as follows:

	Three Months Ended
(in thousands)	April 1, 2023	March 26, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$29,558	$28,073
Operating cash flows used in finance leases	475	370
Financing cash flows used in finance leases	529	414
Note 8 — Equity-based Compensation
The Company granted new awards during the three months ended April 1, 2023, consisting of 312,617 restricted stock units (“RSUs”) and 575,267 performance stock units (“PSUs”).
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
The fair value of the total RSUs, performance based PSUs and market based PSUs granted during the three months ended April 1, 2023 were $9 million, $10 million and $8 million, respectively. The Company based the fair value of the RSUs and performance based PSUs on the Company’s stock price on the grant date. The Company determined the fair value of the market based PSUs granted during the three months ended April 1, 2023 by using a Monte Carlo simulation, using the following assumptions: (i) an expected term of 2.8 years, (ii) an expected volatility of 38.80%, (iii) a correlation of the S&P Mid-cap Index peer group of 60.20%, and (iv) no expected dividend. The Company determined the fair value of the market based PSUs granted during the three months ended March 26, 2022 by using a Monte Carlo simulation, using the following assumptions: (i) an expected term of 3 years, (ii) an expected volatility of 40.90%, (iii) a correlation of the S&P Mid-cap Index peer group of 50.70%, and (iv) no expected dividend.

The Company recorded $3 million and $3 million of share-based compensation expense during the three months ended April 1, 2023 and March 26, 2022, respectively, within selling, general and administrative expenses on the unaudited consolidated statements of operations.
Note 9—Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended
(in thousands, except per share amounts)	April 1, 2023	March 26, 2022
Basic earnings per share:
Net income attributable to Driven Brands Holdings Inc.	$29,749	34,443
Less: Net income attributable to participating securities, basic	626	735
Net income after participating securities, basic	29,123	33,708
Weighted-average common shares outstanding	162,784	162,762
Basic earnings per share	$0.18	$0.21

	Three Months Ended
(in thousands, except per share amounts)	April 1, 2023	March 26, 2022
Diluted earnings per share:
Net income attributable to Driven Brands Holdings Inc.	$29,749	$34,443
Less: Net income attributable to participating securities, diluted	559	657
Net income after participating securities, diluted	$29,190	$33,786
Weighted-average common shares outstanding	162,784	162,762
Dilutive effect of share-based awards	4,090	3,986
Weighted-average common shares outstanding, as adjusted	166,874	166,748
Diluted earnings per share	$0.17	$0.20

Basic earnings per share is computed by dividing the net income attributable to Driven Brands Holdings Inc. by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights.
The Company has 5,351,252 shares of performance awards that are contingent on performance conditions which have not yet been met, and therefore have been excluded from the computation of weighted average shares for the three months ended April 1, 2023.
The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three Months Ended
Number of securities (in thousands)	April 1, 2023	March 26, 2022
Restricted stock units	41	—
Performance stock units	—	—
Stock Options	2,003	—
Total	2,044	—
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

Income tax expense was $11 million and $13 million for the three months ended April 1, 2023 and March 26, 2022, respectively. The effective income tax rate for the three months ended April 1, 2023 was 26.9% compared to 27.4% for the three months ended March 26, 2022. The decrease in income tax expense and tax rate was primarily driven by the inclusion of foreign disregarded entity losses for the three months ended April 1, 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this quarterly report. We operate on a 52/53-week fiscal year, which ends on the last Saturday in December. The three months ended April 1, 2023 and March 26, 2022 were both 13 week periods.
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,800 locations across 49 U.S. states and 13 other countries. Our scaled, diversified platform fulfills an extensive range of core consumer and commercial automotive needs, including paint, collision, glass, and repair services, as well as a variety of high-frequency services, such as oil changes and car washes. We have continued to generate consistent reoccurring revenue and strong operating margins, which has resulted in significant cash flow generation and capital-efficient growth.
We have continued to drive sustained predictable growth and share gain through our robust pipeline of organic growth in the quarter adding 59 new stores in 2023, primarily through greenfield openings to drive density in key target locations.
Q1 2023 Highlights and Key Performance Indicators
•Revenue increased 20% to $562 million, driven by same-store sales and net store growth.
•Consolidated same-store sales increased 9%.
•The Company added 59 net new stores during the quarter.
•Net Income attributable to Driven Brands Holdings Inc. decreased 14% to $30 million or $0.17 per diluted share.
•Adjusted Net Income “(non-GAAP)” attributable to Driven Brands Holdings Inc. decreased 11% to $42 million or $0.25 per diluted share.
•Adjusted EBITDA “(non-GAAP)” increased 8% to $128 million.

Key Performance Indicators
Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales. System-wide sales represent the total of net sales for our franchised, independently-operated, and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance, and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores.
Store count. Store count reflects the number of franchised, independently-operated, and company-operated stores open at the end of the reporting period. Management reviews the number of new, closed, acquired, and divested stores to assess net unit growth and drivers of trends in system-wide sales, franchise royalties and fees revenue, company-operated store sales, and independently-operated store sales.
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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 5 in our consolidated financial statements for a reconciliation of income before taxes to Segment Adjusted EBITDA for the three months ended April 1, 2023 and March 26, 2022.

The following table sets forth our key performance indicators for the three months ended April 1, 2023 and March 26, 2022:

	Three months ended
(in thousands, except store count or as otherwise noted)	April 1, 2023	March 26, 2022
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$441,943	$357,112
Car Wash	154,978	157,584
Paint, Collision & Glass	816,042	658,885
Platform Services	89,984	90,794
Total	$1,502,947	$1,264,375
System-Wide Sales by Business Model:
Franchised Stores	$1,074,349	$908,895
Company-Operated Stores	376,066	292,391
Independently-Operated Stores	52,532	63,089
Total	$1,502,947	$1,264,375
Store Count
Store Count by Segment:
Maintenance	1,666	1,531
Car Wash	1,116	1,063
Paint, Collision & Glass	1,877	1,730
Platform Services	205	202
Total	4,864	4,526
Store Count by Business Model:
Franchised Stores	2,913	2,794
Company-Operated Stores	1,235	1,010
Independently-Operated Stores	716	722
Total	4,864	4,526
Same Store Sales %
Maintenance	12.6%	19.2%
Car Wash	(11.3%)	6.6%
Paint, Collision & Glass	14.1%	13.7%
Platform Services	(5.0%)	30.9%
Total	9.0%	15.6%
Segment Adjusted EBITDA
Maintenance	$72,986	$52,485
Car Wash	44,309	55,720
Paint, Collision & Glass	35,712	28,930
Platform Services	17,030	14,165
Adjusted EBITDA as a percentage of net revenue by segment
Maintenance	32.1%	29.4%
Car Wash	28.2%	35.0%
Paint, Collision & Glass	29.6%	36.5%
Platform Services	32.7%	32.8%
Total consolidated	22.7%	25.3%

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
The following table provides a reconciliation of Net Income to Adjusted Net Income and Adjusted Earnings per Share:
Adjusted Net Income/Adjusted Earnings per Share

	Three months ended
(in thousands, except per share data)	April 1, 2023	March 26, 2022
Net income	$29,749	$34,428
Acquisition related costs(a)	1,847	4,318
Non-core items and project costs, net(b)	1,824	866
Straight-line rent adjustment(c)	4,365	4,093
Equity-based compensation expense(d)	2,564	2,618
Foreign currency transaction loss, net(e)	(1,675)	971
Asset sale leaseback loss (gain), impairment and closed store expenses(f)	1,844	(124)
Amortization related to acquired intangible assets(g)	6,036	5,142
Provision for uncertain tax positions(h)	—	76
Adjusted net income before tax impact of adjustments	46,554	52,388
Tax impact of adjustments(i)	(4,213)	(4,612)
Adjusted net income	42,341	47,776
Net income loss attributable to non-controlling interest	—	(15)
Adjusted net income attributable to Driven Brands Holdings Inc.	$42,341	$47,791

Adjusted earnings per share
Basic	$0.25	$0.29
Diluted	$0.25	$0.28

Weighted average shares outstanding
Basic	162,784	162,762
Diluted	166,874	166,748

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

The following table provides a reconciliation of Net income to Adjusted EBITDA:

Adjusted EBITDA

	Three months ended
	April 1, 2023	March 26, 2022
Net income	$29,749	$34,428
Income tax expense	10,971	12,968
Interest expense, net	38,141	25,353
Depreciation and amortization	38,198	33,023
EBITDA	117,059	105,772
Acquisition related costs(a)	1,847	4,318
Non-core items and project costs, net(b)	1,824	866
Straight-line rent adjustment(c)	4,365	4,093
Equity-based compensation expense(d)	2,564	2,618
Foreign currency transaction (gain) loss, net(e)	(1,675)	971
Asset impairment and closed store expenses(f)	1,844	(124)
Adjusted EBITDA	$127,828	$118,514
(a) Consists of acquisition costs as reflected within the unaudited consolidated statements of operations, including legal, consulting and other fees, and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under U.S. GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
(b)     Consists of discrete items and project costs, including third party consulting and professional fees associated with strategic transformation initiatives.
(c)     Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under U.S. GAAP exceeds or is less than our cash rent payments.
(d)     Represents non-cash equity-based compensation expense.
(e)    Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans, which are partially offset by unrealized gains and losses on remeasurement of cross currency swaps and forward contracts.
(f)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed locations, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.
(g) Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statements of operations.
(h) Represents uncertain tax positions recorded for tax positions, inclusive of interest and penalties.
(i)      Represents the tax impact of adjustments associated with the reconciling items between net income and Adjusted Net Income, excluding the provision for uncertain tax positions. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 36% depending upon the tax attributes of each adjustment and the applicable jurisdiction.

Results of Operations for the three months ended April 1, 2023 compared to the three months ended March 26, 2022
We recognized net income of $30 million, or $0.17 per diluted share, for the three months ended April 1, 2023, compared to net income of $34 million, or $0.20 per diluted share, for the three months ended March 26, 2022. This decrease was primarily due to reduced operating margins for company-operated stores, primarily within the Car Wash segment, higher interest expense, primarily relating to a higher variable interest rate on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior notes issued in the fourth quarter of 2022, and increased depreciation and amortization relating to capital expenditures and business acquisitions over the prior 12 months.
Adjusted Net Income was $42 million for the three months ended April 1, 2023, a decrease of $5 million, compared to $48 million for the three months ended March 26, 2022. This decrease was primarily due to reduced operating margins for company-operated stores, primarily within the Car Wash segment, and higher interest expense, primarily relating to a higher variable interest rate on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior notes issued in the fourth quarter of 2022.
Adjusted EBITDA was $128 million for the three months ended April 1, 2023, an increase of $9 million, compared to $119 million for the three months ended March 26, 2022. The increase in Adjusted EBITDA was primarily due to an increase in revenue related to same store sales growth, unit growth from the U.S. glass and car wash acquisitions in the trailing twelve month period, and organic store count growth, partially offset by higher operating and SG&A expenditures.
To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the unaudited Consolidated Statements of Operations.
Revenue

	Three months ended
(in thousands)	April 1, 2023	% of Net Revenues	March 26, 2022	% of Net Revenues
Franchise royalties and fees	$43,515	7.7%	$37,888	8.1%
Company-operated store sales	376,066	66.9%	292,391	62.4%
Independently-operated store sales	52,532	9.3%	63,089	13.5%
Advertising fund contributions	21,677	3.9%	19,698	4.2%
Supply and other revenue	68,677	12.2%	55,257	11.8%
Total revenue	$562,467	100.0%	$468,323	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased $6 million, or 15%, primarily due to same store sales growth and a net increase of 119 franchise stores. Franchise system-wide sales increased by $165 million or 18%.
Company-operated Store Sales
Company-operated store sales increased $84 million, or 29%, of which $38 million, $8 million, and $38 million related to the Maintenance, Car Wash, and Paint, Collision and Glass segments, respectively. The sales increase in the Maintenance segment was primarily due to same store sales growth and 50 net new company-operated stores. The sales increase in the Paint, Collision and Glass segment was primarily due to same store sales growth as well as net store growth of 116 primarily from the 2022 U.S. glass acquisitions. The sales increase in the Car Wash segment was primarily due to the addition of 59 net new company-operated stores, which was partially offset by a decrease in same store sales. In aggregate, the Company added 225 company-operated stores year-over-year.
Independently-operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) decreased by $11 million, or 17%, primarily due to a decrease in same store sales as well as unfavorable currency translation.
Advertising Fund Contributions
Advertising fund contributions increased by $2 million, or 10%, primarily due to an increase in franchise system-wide sales of approximately $165 million, or 18%, from same store sales growth and additional net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.
Supply and Other Revenue
Supply and other revenue increased $13 million, or 24%, primarily from growth in product and service revenue within the Platform Services segment due to an increase in system wide sales within the Maintenance segment.
Operating Expenses

	Three months ended
(in thousands)	April 1, 2023	% of Net Revenues	March 26, 2022	% of Net Revenues
Company-operated store expenses	$243,409	43.3%	$177,867	38.0%
Independently-operated store expenses	29,364	5.2%	33,299	7.1%
Advertising fund expenses	21,677	3.9%	19,698	4.2%
Supply and other expenses	37,266	6.6%	32,774	7.0%
Selling, general, and administrative expenses	112,328	20.0%	92,220	19.7%
Acquisition costs	1,847	0.3%	4,318	0.9%
Store opening costs	1,025	0.2%	506	0.1%
Depreciation and amortization	38,198	6.8%	33,023	7.1%
Asset impairment charges and lease terminations	167	—%	898	0.2%
Total operating expenses	$485,281	86.3%	$394,603	84.3%
Company-operated Store Expenses
Company-operated store expenses increased $66 million, or 37%, primarily due to the increase in Company-operated store sales as well as rent expense for properties converted to leases through prior year sale leasebacks and increased labor costs.
Independently-operated Store Expenses
Independently-operated store expenses, which are entirely related to the Car Wash segment, decreased $4 million, or 12%, due primarily to a decrease in same store sales as well as the impact from foreign currency.
Advertising Fund Expenses
Advertising fund expenses increased $2 million, or 10%, which is commensurate to the increase in advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses increased $4 million, or 14%, due to an increase in Supply and other revenue, partially offset by decreased freight costs in the Platform Services segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $20 million, or 22%, primarily due to an increase in employee compensation and other employee-related expenses resulting from increased headcount and acquisitions, infrastructure costs, marketing costs, and legal and professional fees.
Acquisition Costs
Acquisition costs decreased by $2 million, or 57% due to decreased acquisition activity in the current year compared to the prior year.
Store Opening Costs
Store opening costs increased by less than $1 million, or 103%, due to an increase in company-operated new store openings and conversions of acquired stores to the Take 5 Quick Lube brand. There were nine new company-operated store openings and two Take 5 store conversions in the three months ended April 1, 2023, compared to seven company-operated store openings and one Take 5 store conversion during the three months ended March 26, 2022.
Depreciation and Amortization
Depreciation and amortization expense increased $5 million, or 16%, due to additional fixed assets and finite-lived intangible assets recognized in conjunction with recent acquisitions and higher capital expenditures, primarily related to car wash site development.
Asset Impairment Charges and Lease Terminations
Asset impairment charges were immaterial for the three months ended April 1, 2023 compared to $0.9 million for three months ended March 26, 2022, which consisted of impairments related to certain property and equipment and operating lease right-of-use assets.
Interest Expense, Net

	Three months ended
(in thousands)	April 1, 2023	% of Net Revenues	March 26, 2022	% of Net Revenues
Interest expense, net	$38,141	6.8%	$25,353	5.4%
Interest expense, net increased $13 million, or 50%, primarily as a result of increased interest rates on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior notes issued in the fourth quarter of 2022.
(Gain) Loss on Foreign Currency Transactions, Net

	Three months ended
	April 1, 2023	% of Net Revenues	March 26, 2022	% of Net Revenues
(Gain) loss on foreign currency transactions, net	$(1,675)	(0.3)%	$971	0.2%
The gain on foreign currency transactions for the three months ended April 1, 2023 was primarily comprised of a $2 million unrealized gain on foreign currency hedges that are not designated as hedging instruments. The loss on foreign currency transactions for the three months ended March 26, 2022 was comprised of a $3 million net remeasurement loss on our foreign third party long-term debt and foreign intercompany notes, partially offset by $2 million of unrealized translation gains on other foreign currency hedges.
Income Tax Expense

	Three months ended
(in thousands)	April 1, 2023	% of Net Revenues	March 26, 2022	% of Net Revenues
Income tax expense	$10,971	2.0%	$12,968	2.8%
Income tax expense decreased by $2 million, or 15%. The effective income tax rate for the three months ended April 1, 2023 was 26.9% compared to 27.4% for the three months ended March 26, 2022. The decrease in income tax expense and effective tax rate was primarily driven by the inclusion of foreign disregarded entity losses for the three months ended April 1, 2023.

Segment Results of Operations for the three months ended April 1, 2023 compared to the three months ended March 26, 2022
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. In addition, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA is a supplemental measure of the operating performance of our segments and may not be comparable to similar measures reported by other companies.
Maintenance

	Three months ended		2023	2022
(in thousands, unless otherwise noted)	April 1, 2023	March 26, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$12,443	$9,635	5.5%	5.4%
Company-operated store sales	195,260	156,828	85.7%	87.7%
Supply and other revenue	19,965	12,279	8.8%	6.9%
Total revenue	$227,668	$178,742	100.0%	100.0%
Segment Adjusted EBITDA	$72,986	$52,485	32.1%	29.4%

System-Wide Sales			Change
Franchised stores	$246,683	$200,284	$46,399	23.2%
Company-operated stores	195,260	156,828	38,432	24.5%
Total System-Wide Sales	$441,943	$357,112	$84,831	23.8%

Store Count (in whole numbers)			Change
Franchised stores	1,067	982	85	8.7%
Company-operated stores	599	549	50	9.1%
Total Store Count	1,666	1,531	135	8.8%
Same Store Sales %	12.6%	19.2%
Maintenance revenue increased $49 million, or 27%, for the three months ended April 1, 2023, as compared to the three months ended March 26, 2022. Franchise royalties and fees increased by $3 million primarily due to a $46 million, or 23%, increase in franchised system-wide sales from same store sales growth and 85 net new franchise stores. Company-operated store sales increased by $38 million, or 25%, primarily due to same store sales growth and 50 net new company-operated stores. Supply and other revenue increased by $8 million, or 63%, primarily due to higher system-wide sales from franchised stores.
Maintenance Segment Adjusted EBITDA increased $21 million, or 39%, primarily due to revenue growth, cost management and operational leverage. We continue to utilize an efficient labor model at company-operated locations.

Car Wash

	Three months ended		2023	2022
(in thousands, unless otherwise noted)	April 1, 2023	March 26, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	$102,446	$94,495	65.3%	59.3%
Independently-operated store sales	52,532	63,089	33.4%	39.6%
Supply and other revenue	2,002	1,691	1.3%	1.1%
Total revenue	$156,980	$159,275	100.0%	100.0%
Segment Adjusted EBITDA	$44,309	$55,720	28.2%	35.0%

System-Wide Sales			Change
Company-operated stores	102,446	94,495	$7,951	8.4%
Independently-operated stores	52,532	63,089	(10,557)	(16.7)%
Total System-Wide Sales	$154,978	$157,584	$(2,606)	(1.7)%

Store Count (in whole numbers)			Change
Company-operated stores	400	341	59	17.3%
Independently-operated stores	716	722	(6)	(0.8)%
Total Store Count	1,116	1,063	53	5.0%
Same Store Sales %	(11.3)%	6.6%

The Car Wash segment is comprised of our car wash sites throughout the United States, Europe, and Australia.
Car Wash Segment revenue decreased by $2 million, or 1%, driven by a decrease in same store sales within independently-operated store sales as well as unfavorable currency translations, partially offset by the addition of 59 company-operated stores, primarily from acquisitions throughout 2022 as well as greenfield openings.
Car Wash Segment Adjusted EBITDA decreased by $11 million, primarily driven by decreased same store sales within independently-operated store sales and increased company-operated store costs primarily relating to increased operating costs including compensation and rent expense for properties included in sale-leaseback transactions in the trailing twelve months, partially offset by increased company-operated store sales.

Paint, Collision & Glass

	Three months ended		2023	2022
(in thousands, unless otherwise noted)	April 1, 2023	March 26, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$24,298	$21,365	20.1%	26.9%
Company-operated store sales	77,479	39,916	64.1%	50.3%
Supply and other revenue	19,026	18,080	15.8%	22.8%
Total revenue	$120,803	$79,361	100.0%	100.0%
Segment Adjusted EBITDA	$35,712	$28,930	29.6%	36.5%

System-Wide Sales			Change
Franchised stores	$738,563	$618,969	$119,594	19.3%
Company-operated stores	77,479	39,916	37,563	94.1%
Total System-Wide Sales	$816,042	$658,885	$157,157	23.9%

Store Count (in whole numbers)			Change
Franchised stores	1,642	1,611	31	1.9%
Company-operated stores	235	119	116	97.5%
Total Store Count	1,877	1,730	147	8.5%
Same Store Sales %	14.1%	13.7%
Paint, Collision & Glass revenue increased $41 million, or 52%, for the three months ended April 1, 2023, as compared to the three months ended March 26, 2022. The Company-operated store sales increased $38 million, or 94%, as a result of U.S. glass acquisitions in the trailing twelve months. Franchise royalties and fees, which were impacted by differences in the revenue mix by brand, increased by $3 million, or 14%, primarily due to a $120 million, or 19%, increase in franchise system-wide sales generated by same store sales growth and 31 net new franchise stores. Supply and other revenue increased by $1 million, or 5%, due to higher vendor rebates resulting from an increase in system wide sales.
Paint, Collision & Glass Segment Adjusted EBITDA increased $7 million, or 23%, primarily due to higher revenue from acquisitions and same store sales growth, partially offset by higher costs associated with the increase of 116 company-operated stores.

Platform Services

	Three months ended		2023	2022
(in thousands, unless otherwise noted)	April 1, 2023	March 26, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$6,774	$6,888	13.0%	16.0%
Company-operated store sales	881	1,152	1.7%	2.7%
Supply and other revenue	44,378	35,126	85.3%	81.3%
Total revenue	$52,033	$43,166	100.0%	100.0%
Segment Adjusted EBITDA	$17,030	$14,165	32.7%	32.8%

System-Wide Sales			Change
Franchised stores	$89,103	$89,642	$(539)	(0.6)%
Company-operated stores	881	1,152	(271)	(23.5)%
Total System-Wide Sales	$89,984	$90,794	$(810)	(0.9)%

Store Count (in whole numbers)			Change
Franchised stores	204	201	3	1.5%
Company-operated stores	1	1	—	—%
Total Store Count	205	202	3	1.5%
Same Store Sales %	(5.0)%	30.9%
Platform Services revenue increased $9 million, or 21%, driven by an increase in total company system-wide sales that resulted in increased product purchases.
Platform Services Segment Adjusted EBITDA increased $3 million, or 20%, primarily driven by revenue growth, cost management, and operational leverage.
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
Driven Brands Funding, LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with the Securitization Senior Notes. The Term Loan Facility and Revolving Credit Facility also have certain qualitative covenants. As of April 1, 2023, the Co-Issuers and Driven Holdings were in compliance with all covenants under their respective credit agreements.
At April 1, 2023, the Company had total liquidity of $466 million, which included $191 million in cash, and cash equivalents, and $90 million and $185 million of undrawn capacity on its 2019 variable funding securitization senior notes and Revolving Credit Facility, respectively. This does not include the additional $135 million Series 2022-1 Class A-1 Notes that expand our variable funding note borrowing capacity when the company elects to exercise it, assuming certain conditions continue to be met. As of April 1, 2023, there was $115 million outstanding on the Revolving Credit Facility with $140 million of borrowings and $25 million of repayments made during the three months ended April 1, 2023. Borrowings of $195 million and repayments of $80 million were reported in the first quarter 2023 earnings release on May 3, 2023. Both amounts were revised to reflect the actual cash movement during the three months ended April 1, 2023. There were no changes to the amount outstanding on the Revolving Credit Facility or the leverage ratio as of April 1, 2023.

The following table illustrates the main components of our cash flows for the three months ended April 1, 2023 and March 26, 2022:

	Three months ended
(in thousands)	April 1, 2023	March 26, 2022
Net cash provided by operating activities	$36,792	$9,040
Net cash used in investing activities	(181,690)	(253,332)
Net cash provided by (used in) financing activities	108,492	(5,719)
Effect of exchange rate changes on cash	2,392	(592)
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(34,014)	$(250,603)
Operating Activities
Net cash provided by operating activities was $37 million for the three months ended April 1, 2023 compared to $9 million for the three months ended March 26, 2022. The increase was due to a $56 million payment for transaction costs associated with the AGN acquisition paid during the three months ended March 26, 2022, partially offset by higher net working capital in the current period.

Investing Activities
Net cash used in investing activities was $182 million for the three months ended April 1, 2023 compared to $253 million for the three months ended March 26, 2022. The decrease was due to a $195 million decrease in net cash paid for acquisitions, partially offset by a $100 million increase in capital expenditures, primarily relating to building new company-operated stores and remodeling and maintaining existing stores, and a $21 million decrease in proceeds from sale-leaseback transactions.
Financing Activities
Net cash provided by financing activities was $108 million for the three months ended April 1, 2023 primarily related to net borrowings on the revolving credit facility of $115 million. Net cash used in financing activities was $6 million for the three months ended March 26, 2022 primarily related to the repayment of senior securitized notes. See Note 6 to our consolidated financial statements for additional information regarding the Company’s debt.
Tax Receivable Agreement
We expect to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s initial public offering, which we therefore attribute to our existing shareholders. We expect that these tax benefits (i.e., the Pre-IPO and IPO-Related Tax Benefits) will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future. We have entered into a tax receivable agreement which provides our Pre-IPO shareholders with the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that we and our subsidiaries actually realize as a result of the utilization of the Pre-IPO and IPO-Related Tax Benefits.
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

Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 of the consolidated financial statements presented in our Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2022.
Application of New Accounting Standards
See Note 2 of the consolidated unaudited financial statements for a discussion of recently issued accounting standards applicable to the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s annual report for the year ended December 31, 2022 for a complete discussion of the Company’s market risk. There have been no material changes in the Company’s market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and Principal Financial Officer, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of April 1, 2023. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of April 1, 2023, our CEO and Principal Financial Officer have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For a discussion of risk factors that could adversely affect our results of operations, financial condition, business reputation or business prospects, we refer you to Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1†*	Letter of Employment by and between Muhammad A. Khalid and Driven Brands Holdings, Inc., dated as of January 13, 2023.
10.2†*	Second Amendment to Employment Agreement between Scott O’Melia and Driven Brands Shared Services LLC dated as of March 22, 2023.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2023

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President, Chief Executive Officer, and Principal Financial Officer

By:	/s/ Michael Beland
Name:	Michael Beland
Title:	Senior Vice President and Chief Accounting Officer