Form 10-Q
period 2023-07-01
Driven Brands Holdings Inc.
filed 2023-08-09
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
OR
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

As of August 4, 2023, the Registrant had 167,532,382 shares of Common Stock outstanding.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenue:
Franchise royalties and fees	$49,805	$44,850	$93,320	$82,738
Company-operated store sales	394,578	323,885	770,644	616,276
Independently-operated store sales	61,533	54,942	114,065	118,031
Advertising contributions	24,749	22,091	46,426	41,789
Supply and other revenue	76,186	62,856	144,863	118,113
Total revenue	606,851	508,624	1,169,318	976,947
Operating Expenses:
Company-operated store expenses	257,040	192,939	500,449	370,806
Independently-operated store expenses	31,958	28,843	61,322	62,142
Advertising expenses	24,749	22,091	46,426	41,789
Supply and other expenses	42,106	35,800	79,372	68,574
Selling, general, and administrative expenses	96,815	97,977	209,143	190,197
Acquisition related costs	3,750	3,338	5,597	7,656
Store opening costs	1,377	666	2,402	1,172
Depreciation and amortization	45,419	38,087	83,617	71,110
Trade name impairment	—	125,450	—	125,450
Asset impairment charges and lease terminations	6,044	(882)	6,211	16
Total operating expenses	509,258	544,309	994,539	938,912
Operating income (loss)	97,593	(35,685)	174,779	38,035
Other expenses, net:
Interest expense, net	40,871	26,270	79,012	51,623
(Gain) loss on foreign currency transactions	(1,302)	13,937	(2,977)	14,908
Other expense, net	39,569	40,207	76,035	66,531
Income (loss) before taxes	58,024	(75,892)	98,744	(28,496)
Income tax expense (benefit)	20,275	(18,848)	31,246	(5,880)
Net income (loss)	37,749	(57,044)	67,498	(22,616)
Net loss attributable to non-controlling interest	—	—	—	(15)
Net income (loss) attributable to Driven Brands Holdings Inc.	$37,749	$(57,044)	$67,498	$(22,601)

Earnings (loss) per share:
Basic	$0.23	$(0.34)	$0.41	$(0.14)
Diluted	$0.22	$(0.34)	$0.40	$(0.14)
Weighted average shares outstanding
Basic	162,911	162,781	162,848	162,772
Diluted	166,888	162,781	166,882	162,772

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 01, 2023	June 25, 2022	July 01, 2023	June 25, 2022
Net income (loss)	$37,749	$(57,044)	$67,498	$(22,616)
Other comprehensive income (loss):
Foreign currency translation adjustments	6,165	(42,114)	17,516	(47,688)
Unrealized (loss) gain from cash flow hedges, net of tax benefit of ($19), ($26), ($21), and ($26), respectively	222	(225)	22	(93)
Actuarial (loss) gain of defined (benefit) expense pension plan, net of tax expense of $0,	(4)	7	12	7
Other comprehensive income (loss), net	6,383	(42,332)	17,550	(47,774)
Total comprehensive income (loss)	44,132	(99,376)	85,048	(70,390)
Comprehensive income (loss) attributable to non-controlling interests	14	(19)	13	(21)
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$44,118	$(99,357)	$85,035	$(70,369)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$212,123	$227,110
Restricted cash	657	792
Accounts and notes receivable, net	200,377	179,888
Inventory	83,036	72,040
Prepaid and other assets	52,353	40,084
Income tax receivable	14,344	15,075
Advertising fund assets, restricted	51,210	36,421
Total current assets	614,100	571,410
Other assets	36,923	30,561
Property and equipment, net	1,677,804	1,545,738
Operating lease right-of-use assets	1,449,708	1,299,189
Deferred commissions	6,400	7,121
Intangibles, net	755,990	765,903
Goodwill	2,299,953	2,277,065
Deferred tax assets	3,030	2,911
Total assets	$6,843,908	$6,499,898
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$81,751	$60,606
Accrued expenses and other liabilities	311,352	317,318
Income tax payable	3,145	4,454
Current portion of long-term debt	32,044	32,986
Income tax receivable liability	53,781	53,328
Advertising fund liabilities	36,910	36,726
Total current liabilities	518,983	505,418
Long-term debt	2,779,511	2,705,281
Deferred tax liabilities	297,884	276,749
Operating lease liabilities	1,320,670	1,177,501
Income tax receivable liability	117,915	117,915
Deferred revenue	30,155	30,046
Long-term accrued expenses and other liabilities	31,132	33,419
Total liabilities	5,096,250	4,846,329
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 167,366,561 and 167,404,047 shares outstanding; respectively	1,674	1,674
Additional paid-in capital	1,637,945	1,628,904
Retained earnings	152,293	84,795
Accumulated other comprehensive loss	(44,898)	(62,435)
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	1,747,014	1,652,938
Non-controlling interests	644	631
Total shareholders' equity	1,747,658	1,653,569
Total liabilities and shareholders' equity	$6,843,908	$6,499,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY (Unaudited)

	Three Months Ended
	July 1, 2023		June 25, 2022
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	167,560,449	$1,675	167,506,829	$1,675
Shares issued for exercise/vesting of share-based compensation awards	48,259	1	5,745	—
Forfeiture of restricted stock awards	(242,147)	(2)	(68,466)	(1)
Balance at end of period	167,366,561	$1,674	167,444,108	$1,674
Additional paid-in capital
Balance at beginning of period		$1,633,460		$1,610,585
Equity-based compensation expense		4,485		4,233
Exercise of stock options		—		109
Balance at end of period		$1,637,945		$1,614,927
Retained earnings
Balance at beginning of period		$114,544		$76,050
Net income (loss)		37,749		(57,044)
Balance at end of period		$152,293		$19,006
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(51,267)		$(10,483)
Other comprehensive income (loss)		6,369		(42,313)
Balance at end of period		$(44,898)		$(52,796)
Non-controlling interests
Balance at beginning of period		$630		$665
Other comprehensive income (loss)		14		(19)
Balance at end of period		$644		$646

Total shareholders’ equity		$1,747,658		$1,583,457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY (Unaudited)

	Six months ended
	July 1, 2023		June 25, 2022
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	167,404,047	$1,674	167,380,450	$1,674
Stock issued relating to Employee Stock Purchase Plan	26,358	—	111,924	1
Shares issued for exercise/vesting of share-based compensation awards	178,303	2	20,200	—
Forfeiture of restricted stock awards	(242,147)	(2)	(68,466)	(1)
Balance at end of period	167,366,561	$1,674	167,444,108	$1,674
Additional paid-in capital
Balance at beginning of period		$1,628,904		$1,605,890
Equity-based compensation expense		7,049		6,851
Exercise of stock options		1,500		2,200
Stock issued relating to Employee Stock Purchase Plan		612		—
Tax withholding equity-based transactions		(120)		(14)
Balance at end of period		$1,637,945		$1,614,927
Retained earnings
Balance at beginning of period		$84,795		$41,607
Net income (loss)		67,498		(22,601)
Balance at end of period		$152,293		$19,006
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(62,435)		$(5,028)
Other comprehensive income (loss)		17,537		(47,768)
Balance at end of period		$(44,898)		$(52,796)
Non-controlling interests
Balance at beginning of period		$631		$1,099
Net loss		—		(15)
Other comprehensive income (loss)		13		(6)
Divestiture of Denmark car wash operations		—		(432)
Balance at end of period		$644		$646

Total shareholders’ equity		$1,747,658		$1,583,457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	July 01, 2023	June 25, 2022
Net income (loss)	$67,498	$(22,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,617	71,110
Trade name impairment	—	125,450
Equity-based compensation expense	7,049	6,851
(Gain) loss on foreign denominated transactions	(1,723)	14,908
Gain on foreign currency derivatives	(1,254)	—
Gain on sale of businesses, fixed assets, and sale-leaseback transactions	(12,230)	(9,059)
Reclassification of interest rate hedge to income	(1,039)	—
Bad debt expense	602	936
Asset impairment costs	6,211	16
Amortization of deferred financing costs and bond discounts	4,343	4,565
Provision (benefit) for deferred income taxes	18,812	(31,908)
Other, net	9,641	9,681
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(30,373)	(59,579)
Inventory	(11,108)	(6,899)
Prepaid and other assets	(7,894)	(19,082)
Advertising fund assets and liabilities, restricted	(8,768)	(1,321)
Other Assets	(25,456)	(1,882)
Deferred commissions	330	(178)
Deferred revenue	1,585	497
Accounts payable	16,231	20,209
Accrued expenses and other liabilities	(1,171)	(45,950)
Income tax receivable	(320)	19,640
Cash provided by operating activities	114,583	75,389
Cash flows from investing activities:
Capital expenditures	(320,071)	(148,763)
Cash used in business acquisitions, net of cash acquired	(44,868)	(394,388)
Proceeds from sale-leaseback transactions	143,622	56,083
Proceeds from sale or disposal of businesses and fixed assets	217	2,183
Cash used in investing activities	(221,100)	(484,885)
Cash flows from financing activities:
Repayment of long-term debt	(13,961)	(9,682)
Proceeds from revolving lines of credit and short-term debt	230,000	105,000
Repayments of revolving lines of credit and short-term debt	(120,000)	—
Repayment of principal portion of finance lease liability	(1,889)	(1,156)
Purchase of equity securities	(716)	—
Stock option exercises	1,758	188
Other, net	(64)	(36)
Cash provided by financing activities	95,128	94,314

Effect of exchange rate changes on cash	2,087	(4,454)
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(9,302)	(319,636)
Cash and cash equivalents, beginning of period	227,110	523,414
Cash included in advertising fund assets, restricted, beginning of period	32,871	38,586
Restricted cash, beginning of period	792	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	260,773	562,792
Cash and cash equivalents, end of period	212,123	197,853
Cash included in advertising fund assets, restricted, end of period	38,691	44,511
Restricted cash, end of period	657	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$251,471	$243,156

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$43,191	$5,464
Deferred consideration included in accrued expenses and other liabilities	16,129	14,227
Supplemental cash flow disclosures - cash paid for:
Interest	$78,955	$51,491
Income taxes	13,614	5,457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. together with its subsidiaries (collectively, the “Company”) is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,900 franchised, independently-operated, and company-operated locations across 49 U.S. states and 13 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Take 5 Car Wash®, Meineke Car Care Centers®, MAACO®, CARSTAR®, Auto Glass Now®, and 1-800-Radiator & A/C® that compete in the automotive services industry. Approximately 74% of the Company’s locations are franchised or independently-operated.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into a tax receivable agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize. The tax receivable agreement was effective as of the date of the Company’s IPO. The Company recorded a current tax receivable liability of $54 million and $53 million as of July 1, 2023 and December 31, 2022, respectively, and a non-current tax receivable liability of $118 million as of July 1, 2023 and December 31, 2022, on the consolidated balance sheets.
Note 2— Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three and six months ended July 1, 2023 and June 25, 2022, each consisted of 13 weeks and 26 weeks, respectively. The Car Wash segment is currently consolidated based on a calendar month end.
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
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022. Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended July 1, 2023 may not be indicative of the results to be expected for any other interim period or the year ending December 30, 2023.
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
Financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2023 and December 31, 2022 are summarized as follows:

Items Measured at Fair Value at July 1, 2023
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$207	$—	$207
Derivative assets, recorded in other assets	—	560	560
Derivative liabilities, recorded in accrued expenses and other liabilities	—	494	494

Items Measured at Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$758	$—	$758
Derivative assets, recorded in prepaid and other assets	—	158	158
Derivative assets, recorded in other assets	—	2,148	2,148
Derivative liabilities, recorded in accrued expenses and other liabilities	—	5,005	5,005

The fair value of the Company’s foreign currency derivative instruments is derived from valuation models, which use Level 2 observable inputs such as quoted market prices, interest rates, and forward yield curves.
The carrying value and estimated fair value of total long-term debt were as follows:

	July 1, 2023		December 31, 2022
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,850,789	$2,592,533	$2,784,175	$2,477,456
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2024. On June 2, 2023, the Company entered into a loan amendment to transition our

LIBOR-based loans to the Secured Overnight Financing Rate (“SOFR”). The amendment went into effect on July 1, 2023 and did not have a material impact on the loans affected.
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
2023 Acquisitions
The Company completed three acquisitions in the Maintenance segment during the six months ended July 1, 2023, representing three sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $6 million.
The Company completed two acquisitions in the Car Wash segment during the six months ended July 1, 2023, representing three sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $15 million.
The Company completed two acquisitions in the Paint, Collision & Glass segment during the six months ended July 1, 2023, representing two sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $6 million.
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
Maintenance Segment

(in thousands)	Maintenance
Assets:
Operating lease right-of-use assets	$658
Property and equipment, net	3,705
Goodwill	2,445
Assets acquired	6,808
Liabilities:
Accrued Expenses and other liabilities	20
Operating lease liabilities	641
Total liabilities assumed	661
Cash consideration, net of cash acquired	5,862
Deferred consideration	285
Total consideration, net of cash acquired	$6,147

Car Wash Segment

(in thousands)	Car Wash
Assets:
Property and equipment, net	$11,052
Goodwill	3,948
Assets acquired	15,000
Total consideration, net of cash acquired	$15,000

Paint, Collision & Glass Segment

{in thousands)	Paint, Collision & Glass
Assets:
Inventory	$35
Property and equipment, net	667
Goodwill	4,940
Assets acquired	5,642
Cash consideration, net of cash acquired	4,947
Deferred consideration	695
Total consideration, net of cash acquired	$5,642
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

	Six Months Ended
(in thousands)	July 1, 2023	June 25, 2022
Deferred consideration at beginning of period	$35,007	$16,000
Change in accrual	1,230	5,552
Payments	(20,108)	(7,325)
Deferred consideration at end of period	$16,129	$14,227

The Company incurred less than $1 million and approximately $1 million of transaction costs during the three months ended July 1, 2023 and June 25, 2022, respectively. The Company incurred less than $1 million and approximately $3 million of transaction costs during the six months ended July 1, 2023 and June 25, 2022, respectively.

2022 Disposition
On March 16, 2022, the Company disposed of its 75% owned subsidiary, IMO Denmark ApS, for consideration of $2 million. As a result of the sale, a $1 million loss was recognized within selling, general, and administrative expenses during the three months ended June 25, 2022. Also, a noncontrolling interest of less than $1 million was derecognized. The Company allocated less than $1 million of goodwill as part of the sale.
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
Capitalized costs to obtain a contract as of July 1, 2023 and December 31, 2022 were $6 million and $7 million, respectively, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized less than $1 million of costs during the three and six months ended July 1, 2023 and June 25, 2022 that were recorded as a contract asset at the beginning of the periods.

Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $31 million and $29 million as of July 1, 2023 and December 31, 2022, respectively, which are presented within deferred revenue on the consolidated balance sheets. The Company recognized $1 million and less than $1 million of revenue relating to contract liabilities during the three months ended July 1, 2023 and June 25, 2022, respectively. The Company recognized $2 million of revenue relating to contract liabilities during the six months ended July 1, 2023 and June 25, 2022.
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
Segment results for the three and six months ended July 1, 2023 and June 25, 2022 are as follows:

	Three months ended July 1, 2023
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$14,215	$—	$26,530	$9,060	$—	$49,805
Company-operated store sales	205,673	101,615	86,110	1,180	—	394,578
Independently-operated store sales	—	61,533	—	—	—	61,533
Advertising fund contributions	—	—	—	—	24,749	24,749
Supply and other revenue	22,439	1,607	20,518	47,098	(15,476)	76,186
Total revenue	$242,327	$164,755	$133,158	$57,338	$9,273	$606,851
Segment Adjusted EBITDA	$85,753	$43,263	$41,249	$22,537	$(40,417)	$152,385

	Three months ended June 25, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$11,326	$—	$23,605	$9,919	$—	$44,850
Company-operated store sales	168,648	101,796	52,049	1,392	—	323,885
Independently-operated store sales	—	54,942	—	—	—	54,942
Advertising fund contributions	—	—	—	—	22,091	22,091
Supply and other revenue	14,331	1,841	19,715	41,891	(14,922)	62,856
Total revenue	$194,305	$158,579	$95,369	$53,202	$7,169	$508,624
Segment Adjusted EBITDA	$64,076	$53,677	$32,916	$20,541	$(35,123)	$136,087

	Six months ended July 1, 2023
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$26,658	$—	$50,828	$15,834	$—	$93,320
Company-operated store sales	400,933	204,061	163,589	2,061	—	770,644
Independently-operated store sales	—	114,065	—	—	—	114,065
Advertising fund contributions	—	—	—	—	46,426	46,426
Supply and other revenue	42,404	3,609	39,544	91,476	(32,170)	144,863
Total revenue	$469,995	$321,735	$253,961	$109,371	$14,256	$1,169,318
Segment Adjusted EBITDA	$158,739	$87,572	$76,961	$39,567	$(81,601)	$281,238

	Six months ended June 25, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$20,961	$—	$44,970	$16,807	$—	$82,738
Company-operated store sales	325,476	196,291	91,965	2,544	—	616,276
Independently-operated store sales	—	118,031	—	—	—	118,031
Advertising fund contributions	—	—	—	—	41,789	41,789
Supply and other revenue	26,610	3,532	37,795	77,017	(26,841)	118,113
Total revenue	$373,047	$317,854	$174,730	$96,368	$14,948	$976,947
Segment Adjusted EBITDA	$116,561	$109,397	$61,928	$34,706	$(67,485)	$255,107

The reconciliations of Income before taxes to Segment Adjusted EBITDA for the three and six months ended July 1, 2023 and June 25, 2022 are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Income (loss) before taxes	$58,024	$(75,892)	$98,744	$(28,496)
Depreciation and amortization	45,419	38,087	83,617	71,110
Interest expense, net	40,871	26,270	79,012	51,623
Acquisition related costs(a)	3,750	3,338	5,597	7,656
Non-core items and project costs, net(b)	2,803	1,719	4,627	2,585
Store opening costs	1,377	666	2,402	1,172
Straight-line rent adjustment(c)	4,638	4,217	9,003	8,310
Equity-based compensation expense(d)	4,485	4,233	7,049	6,851
Foreign currency transaction (gain) / loss, net(e)	(1,302)	13,937	(2,977)	14,908
Trade name impairment(f)	—	125,450	—	125,450
Asset sale leaseback loss (gain), impairment and closed store expenses(g)	(7,680)	(5,938)	(5,836)	(6,062)
Segment Adjusted EBITDA	$152,385	$136,087	$281,238	$255,107
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
(b)     Consists of discrete items and project costs, including third party consulting and professional fees associated with strategic transformation initiatives as well as non-recurring payroll-related costs.
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
(f)     Relates to an impairment of certain Car Wash trade names as the Company elected to discontinue their use.
(g)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed locations, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.

Note 6 —Other Intangible Assets
The Company has acquired a number of car wash businesses since 2020. As part of those acquisitions, the Company determined a fair value for each of the associated intangible assets including trade names and customer relationships. During the quarter ended June 25 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore discontinued the use of certain car wash trade names that were previously determined to have indefinite lives. Using a projected discounted cash flow analysis based on the relief from royalty method, the fair value of the trade names was determined to be $6 million while their carrying value was $131.5 million. As a result, the Company recognized a $125.5 million impairment charge, which is reported as trade name impairment charge in the unaudited consolidated statement of operations. The transition will take approximately two and a half years to complete from the date of impairment, and therefore the remaining carrying value is being amortized over 30 months.

Note 7—Long-Term Debt
The Company’s long-term debt obligations consist of the following:

(in thousands)	July 1, 2023	December 31, 2022
Series 2018-1 Securitization Senior Notes, Class A-2	$260,563	$261,938
Series 2019-1 Securitization Senior Notes, Class A-2	286,500	288,000
Series 2019-2 Securitization Senior Notes, Class A-2	264,688	266,063
Series 2020-1 Securitization Senior Notes, Class A-2	169,750	170,625
Series 2020-2 Securitization Senior Notes, Class A-2	438,750	441,000
Series 2021-1 Securitization Senior Notes, Class A-2	442,125	444,375
Series 2022-1 Securitization Senior Notes, Class A-2	362,263	364,088
Term Loan Facility	493,750	496,250
Revolving Credit Facility	110,000	—
Other debt (a)	22,400	51,836
Total debt	2,850,789	2,784,175
Less: unamortized debt issuance costs	(39,234)	(45,908)
Less: current portion of long-term debt	(32,044)	(32,986)
Total long-term debt, net	$2,779,511	$2,705,281
(a) Consists primarily of finance lease obligations.
Series 2019-3 Variable Funding Securitization Senior Notes
In December 2019, Driven Brands Funding, LLC (the “Issuer”) issued Series 2019-3 Variable Funding Senior Notes, Class A-1 (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date in January 2050. The commitment under the 2019 VFN was set to expire in July 2022, with the option of three one-year extensions. In July 2023, the Company exercised the option to extend an additional year. The 2019 VFN are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. As of July 1, 2023, borrowings will incur interest at the Base Rate plus an applicable margin or Secured Overnight Financing Rate (“SOFR”) plus an applicable term adjustment. No amounts were outstanding under the 2019 VFN as of July 1, 2023 and no borrowings or repayments were made during the six months ended July 1, 2023. As of July 1, 2023, there were $25 million of outstanding letters of credit which reduced the borrowing availability under the 2019 VFN.
Driven Holdings Revolving Credit Facility
In May 2021, Driven Holdings, LLC, (“the Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of Driven Brands Holdings Inc., entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (“Revolving Credit Facility”), which provides for an aggregate amount of up to $300 million, and has a maturity date in May 2026 (“Credit Agreement”). On June 2, 2023, the Credit Agreement was amended pursuant to which as of July 1, 2023, borrowings will incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable term adjustment. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.
There was $110 million outstanding on the Revolving Credit Facility as of July 1, 2023 with $230 million of borrowings and $120 million of repayments made during the six months ended July 1, 2023.
The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of July 1, 2023, the Company and its subsidiaries were in compliance with all covenants.
Note 8—Leases
During the six months ended July 1, 2023, the Company sold four maintenance and 33 car wash properties in various locations throughout the United States for a total of $144 million, resulting in a net gain of $25 million. Concurrent with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have initial terms of 18 to 20 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $112 million and $112 million, respectively, related to these lease arrangements as of July 1, 2023.
During the six months ended June 25, 2022, the Company sold six maintenance and ten car wash properties in various locations throughout the United States for a total of $55 million, resulting in a net gain of $7 million. Concurrent with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have initial terms of 15 years to 20 years.The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $47 million and $47 million, respectively, related to these lease arrangements as of June 25, 2022.
Supplemental cash flow information related to the Company’s lease arrangements for the six months ended July 1, 2023 and June 25, 2022, respectively, was as follows:

	Six Months Ended
(in thousands)	July 1, 2023	June 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$67,107	$57,330
Operating cash flows used in finance leases	810	785
Financing cash flows used in finance leases	953	829
Note 9 — Equity-based Compensation
The Company granted new awards during the three months ended July 1, 2023, consisting of 68,119 restricted stock units (“RSUs”) and 72,092 performance stock units (“PSUs”). The Company granted new awards during the six months ended July 1, 2023 consisting of 380,736 RSUs and 647,359 PSUs.
Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. Generally, the RSUs vest ratably in three installments on each of the first three anniversaries of the grant date. The PSUs vest after a three-year performance period. The number of PSUs that vest is contingent on the Company achieving certain performance goals, one being a market condition and the other being a performance condition. The number of PSU shares that vest may range from zero to 200% of the original grant, based upon the level of performance. The awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense.
The fair value of the total RSUs, performance based PSUs and market based PSUs granted during the three months ended July 1, 2023 were $2 million, $1 million, and $1 million, respectively. The fair value of the total RSUs, performance based PSUs and market based PSUs granted during the six months ended July 1, 2023 were $11 million, $11 million and $9 million, respectively. The Company based the fair value of the RSUs and performance based PSUs on the Company’s stock price on the grant date.
The range of assumptions used for issued PSUs with a market condition valued using the Monte Carlo model were as follows:

Six months ended
	July 1, 2023	June 25, 2022
Annual dividend yield	—%	—%
Expected term (years)	2.6 - 2.8	2.7 - 2.8
Risk-free interest rate	3.65% - 4.51%	2.32% - 2.76%
Expected volatility	37.9% - 38.8%	40.9% - 43.9%
Correlation to the index peer group	60.2% - 60.3%	50.7% - 59.5%
The Company recorded $4 million and $7 million of share-based compensation expense during the three and six months ended July 1, 2023, respectively, and $4 million and $7 million during the three and six months ended June 25, 2022, respectively, within selling, general and administrative expenses on the unaudited consolidated statements of operations.
Note 10—Earnings (loss) per share
The Company calculates basic and diluted earnings (loss)per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Basic earnings (loss) per share:
Net income (loss) attributable to Driven Brands Holdings Inc.	$37,749	(57,044)	$67,498	(22,601)
Less: Net income (loss) attributable to participating securities, basic	794	(1,210)	1,420	(481)
Net income (loss) after participating securities, basic	36,955	(55,834)	66,078	(22,120)
Weighted-average common shares outstanding	162,911	162,781	162,848	162,772
Basic earnings (loss) per share	$0.23	$(0.34)	$0.41	$(0.14)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Diluted earnings (loss) per share:
Net income (loss) attributable to Driven Brands Holdings Inc.	$37,749	$(57,044)	$67,498	$(22,601)
Less: Net income (loss) attributable to participating securities, diluted	708	(1,080)	1,267	(430)
Net income (loss) after participating securities, diluted	$37,041	$(55,964)	$66,231	$(22,171)
Weighted-average common shares outstanding	162,911	162,781	162,848	162,772
Dilutive effect of share-based awards	3,978	—	4,034	—
Weighted-average common shares outstanding, as adjusted	166,888	162,781	166,882	162,772
Diluted earnings (loss) per share	$0.22	$(0.34)	$0.40	$(0.14)

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Driven Brands Holdings Inc. by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights.
The Company has 4,881,630 shares of performance awards that are contingent on performance conditions which have not yet been met, and therefore have been excluded from the computation of weighted average shares for the three and six months ended July 1, 2023.
The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three Months Ended		Six Months Ended
Number of securities (in thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Stock Options	1,703	—	1,703	—
Total	1,703	—	1,703	—
Note 11—Income Taxes
The Company’s tax provision (benefit) is comprised of the most recent estimated annual effective tax rate applied to year-to-date ordinary income (loss) before taxes. The tax impacts of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur.
Income tax expense was $20 million for the three months ended July 1, 2023 compared to an income tax benefit of $19 million for the three months ended June 25, 2022. The effective income tax rate for the three months ended July 1, 2023 was 34.9% compared to 24.8% for the three months ended June 25, 2022. The net increase in income tax expense and effective tax rate was primarily driven by a non-recurring tax benefit related to a trade name impairment for the three months ended June 25, 2022, partially offset by the inclusion of foreign disregarded entity losses for the three months ended July 1, 2023.

Income tax expense was $31 million for the six months ended July 1, 2023 compared to an income tax benefit of $6 million for the six months ended June 25, 2022. The effective income tax rate for the six months ended July 1, 2023 was 31.6% compared to 20.6% for the six months ended June 25, 2022. The net increase in income tax expense and effective tax rate was primarily driven by a non-recurring tax benefit related to a trade name impairment for the six months ended June 25, 2022, partially offset by the inclusion of foreign disregarded entity losses for the six months ended July 1, 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this quarterly report. We operate on a 52/53-week fiscal year, which ends on the last Saturday in December. The three months ended July 1, 2023 and June 25, 2022 were both 13 week periods. The six months ended July 1, 2023 and June 25, 2022 were both 26 week periods.
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 4,900 locations across 49 U.S. states and 13 other countries. Our scaled, diversified platform fulfills an extensive range of core consumer and commercial automotive needs, including paint, collision, glass, and repair services, as well as a variety of high-frequency services, such as oil changes and car washes. We have continued to generate consistent reoccurring revenue expansion and strong margins, which has resulted in significant cash flow generation and capital-efficient growth.
We have continued to drive sustained predictable growth and share gain through our robust pipeline of organic growth adding 133 new stores during 2023, primarily through greenfield openings to drive density in key target locations.
Q2 2023 Three Months Ended Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Revenue increased 19% to $607 million, driven by same-store sales and net store growth.
•Consolidated same-store sales increased 8%.
•The Company added 74 net new stores during the quarter.
•Net Income increased to $38 million or $0.22 per diluted share in the current quarter compared to a Net Loss of $57 million or ($0.34) per diluted share in the prior year period.
•Adjusted Net Income “(non-GAAP)” decreased 18% to $49 million or $0.29 per diluted share.
•Adjusted EBITDA “(non-GAAP)” increased 12% to $151 million.
Q2 2023 Six Months Ended Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Revenue increased 20% to $1,169 million, driven by same-store sales and net store growth.
•Consolidated same-store sales increased 10%.
•The Company added 133 net new stores during the first six months of 2023.
•Net Income increased to $67 million or $0.40 per diluted share in the current year compared to a Net Loss of $23 million or ($0.14) per diluted share in the prior year period.
•Adjusted Net Income “(non-GAAP)” decreased 15% to $91 million or 0.54 per diluted share.
•Adjusted EBITDA “(non-GAAP)” increased 10% to $279 million.

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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 5 in our consolidated financial statements for a reconciliation of income before taxes to Segment Adjusted EBITDA for the three and six months ended July 1, 2023 and June 25, 2022.

The following table sets forth our key performance indicators for the three and six months ended July 1, 2023 and June 25, 2022:

	Three Months Ended		Six months ended
(in thousands, except store count or as otherwise noted)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$484,624	$399,153	$926,567	$756,265
Car Wash	163,148	156,738	318,126	314,322
Paint, Collision & Glass	892,530	724,665	1,708,572	1,383,550
Platform Services	118,728	131,320	208,712	222,114
Total	$1,659,030	$1,411,876	$3,161,977	$2,676,251
System-Wide Sales by Business Model:
Franchised Stores	$1,202,919	$1,033,049	$2,277,268	$1,941,944
Company-Operated Stores	394,578	323,885	770,644	616,276
Independently-Operated Stores	61,533	54,942	114,065	118,031
Total	$1,659,030	$1,411,876	$3,161,977	$2,676,251
Store Count
Store Count by Segment:
Maintenance	1,694	1,559	1,694	1,559
Car Wash	1,131	1,074	1,131	1,074
Paint, Collision & Glass	1,905	1,771	1,905	1,771
Platform Services	208	202	208	202
Total	4,938	4,606	4,938	4,606
Store Count by Business Model:
Franchised Stores	2,948	2,813	2,948	2,813
Company-Operated Stores	1,274	1,075	1,274	1,075
Independently-Operated Stores	716	718	716	718
Total	4,938	4,606	4,938	4,606
Same Store Sales %
Maintenance	10.2%	15.0%	11.6%	16.9%
Car Wash	(4.0%)	(2.7%)	(7.7%)	1.8%
Paint, Collision & Glass	12.2%	16.1%	15.8%	16.6%
Platform Services	(11.3%)	11.8%	(8.7%)	18.9%
Total	7.6%	13.2%	9.7%	15.2%
Segment Adjusted EBITDA
Maintenance	$85,753	$64,076	$158,739	$116,561
Car Wash	43,263	53,677	87,572	109,397
Paint, Collision & Glass	41,249	32,916	76,961	61,928
Platform Services	22,537	20,541	39,567	34,706
Adjusted EBITDA as a percentage of net revenue by segment
Maintenance	35.4%	33.0%	33.8%	31.2%
Car Wash	26.3%	33.8%	27.2%	34.4%
Paint, Collision & Glass	31.0%	34.5%	30.3%	35.4%
Platform Services	39.3%	38.6%	36.2%	36.0%
Total consolidated	24.9%	26.6%	23.8%	26.0%

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

The following table provides a reconciliation of Net Income (Loss) to Adjusted Net Income and Adjusted Earnings per Share:
Adjusted Net Income /Adjusted Earnings per Share

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income (loss)	$37,749	$(57,044)	$67,498	$(22,616)
Acquisition related costs(a)	3,750	3,338	5,597	7,656
Non-core items and project costs, net(b)	2,803	1,719	4,627	2,585
Straight-line rent adjustment(c)	4,638	4,217	9,003	8,310
Equity-based compensation expense(d)	4,485	4,233	7,049	6,851
Foreign currency transaction (gain) loss, net(e)	(1,302)	13,937	(2,977)	14,908
Trade name impairment(f)	—	125,450	—	125,450
Asset sale leaseback loss (gain), impairment and closed store expenses(g)	(7,680)	(5,938)	(5,836)	(6,062)
Amortization related to acquired intangible assets(h)	8,276	5,930	14,312	11,072
Provision for uncertain tax positions(i)	—	—	—	76
Adjusted net income before tax impact of adjustments	52,719	95,842	99,273	148,230
Tax impact of adjustments(j)	(3,577)	(36,184)	(7,790)	(40,796)
Adjusted net income	49,142	59,658	91,483	107,434
Net loss attributable to non-controlling interest	—	—	—	(15)
Adjusted net income attributable to Driven Brands Holdings Inc.	$49,142	$59,658	$91,483	$107,449

Adjusted earnings per share
Basic	$0.30	$0.36	$0.55	$0.65
Diluted	$0.29	$0.35	$0.54	$0.63

Weighted average shares outstanding
Basic	162,911	162,781	162,848	162,772
Diluted	166,888	166,659	166,882	166,692

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

The following table provides a reconciliation of Net Income (Loss) to Adjusted EBITDA:

Adjusted EBITDA

	Three Months Ended		Six months ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income (loss)	$37,749	$(57,044)	$67,498	$(22,616)
Income tax expense (benefit)	20,275	(18,848)	31,246	(5,880)
Interest expense, net	40,871	26,270	79,012	51,623
Depreciation and amortization	45,419	38,087	83,617	71,110
EBITDA	144,314	(11,535)	261,373	94,237
Acquisition related costs(a)	3,750	3,338	5,597	7,656
Non-core items and project costs, net(b)	2,803	1,719	4,627	2,585
Straight-line rent adjustment(c)	4,638	4,217	9,003	8,310
Equity-based compensation expense(d)	4,485	4,233	7,049	6,851
Foreign currency transaction (gain) loss, net(e)	(1,302)	13,937	(2,977)	14,908
Trade name impairment(f)	—	125,450	—	125,450
Asset impairment and closed store expenses(g)	(7,680)	(5,938)	(5,836)	(6,062)
Adjusted EBITDA	$151,008	$135,421	$278,836	$253,935
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
(b)     Consists of discrete items and project costs, including third party consulting and professional fees associated with strategic transformation initiatives as well as non-recurring payroll-related costs.
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
(f)     Relates to an impairment of certain Car Wash trade names as the Company elected to discontinue their use.
(g)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed locations, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.
(h) Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the unaudited consolidated statements of operations.
(i) Represents uncertain tax positions recorded for tax positions, inclusive of interest and penalties.
(j)      Represents the tax impact of adjustments associated with the reconciling items between net income and Adjusted Net Income, excluding the provision for uncertain tax positions. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 36% depending upon the tax attributes of each adjustment and the applicable jurisdiction.

Results of Operations for the Three Months Ended July 1, 2023 Compared to the Three Months Ended June 25, 2022
We recognized net income of $38 million, or $0.22 per diluted share, for the three months ended July 1, 2023, compared to a net loss of $57 million, or ($0.34) per diluted share, for the three months ended June 25, 2022. This increase was primarily due to the non-recurrence of a $125 million non-cash impairment charge in the three months ended June 25, 2022 related to the change in intended use of certain existing Car Wash trade names migrating to the Take 5 Car Wash brand as well as a benefit from foreign exchange of $15 million, and an increase in gains from sale leaseback transactions. This increase in income was partially offset by reduced operating margins for company-operated stores, primarily within the Car Wash and Paint, Collision & Glass segments, higher interest expense, primarily relating to a higher variable interest rate on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022, and increased depreciation and amortization relating to capital expenditures and business acquisitions over the prior 12 months.
Adjusted net income was $49 million for the three months ended July 1, 2023, a decrease of $11 million, compared to $60 million for the three months ended June 25, 2022. This decrease was primarily due to reduced operating margins for company-operated stores, primarily within the Car Wash and Paint, Collision & Glass segments, higher interest expense, relating to a higher variable interest rate on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022, and increased depreciation relating to capital expenditures and business acquisitions over the prior 12 months.
Adjusted EBITDA was $151 million for the three months ended July 1, 2023, an increase of $16 million, compared to $135 million for the three months ended June 25, 2022. The increase in Adjusted EBITDA was primarily due to an increase in revenue related to same store sales growth, unit growth from the U.S. glass and car wash acquisitions in the trailing twelve month period, and organic store count growth, partially offset by reduced operating margins for company-operated stores, primarily within the Car Wash and Paint, Collision & Glass segments.
To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the unaudited Consolidated Statements of Operations. Certain percentages presented in this section have been rounded, therefore, totals may not equal the sum of the line items in the tables below.
Revenue

	Three Months Ended
(in thousands)	July 1, 2023	% of Net Revenues	June 25, 2022	% of Net Revenues
Franchise royalties and fees	$49,805	8.2%	$44,850	8.8%
Company-operated store sales	394,578	65.0%	323,885	63.7%
Independently-operated store sales	61,533	10.1%	54,942	10.8%
Advertising fund contributions	24,749	4.1%	22,091	4.3%
Supply and other revenue	76,186	12.6%	62,856	12.4%
Total revenue	$606,851	100.0%	$508,624	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased $5 million, or 11%, primarily due to same store sales growth and a net increase of 135 franchise stores. Franchise system-wide sales increased by $170 million or 16%.
Company-operated Store Sales
Company-operated store sales increased $71 million, or 22%, of which $37 million and $34 million related to the Maintenance and Paint, Collision & Glass segments, respectively. The sales increase in the Maintenance segment was primarily due to same store sales growth and 52 net new company-operated stores. The sales increase in the Paint, Collision & Glass segment was primarily due to same store sales growth as well as net store growth from the 2022 U.S. glass acquisitions. Car Wash sales were flat year over year as a result of sales from 59 net new company-operated stores offset by decreased same store sales. In aggregate, the Company added 199 company-operated stores year-over-year.

Independently-operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) increased by $7 million, or 12%, primarily due to an increase in same store sales as a result of improved product mix and price as well as a favorable impact from foreign exchange.
Advertising Fund Contributions
Advertising fund contributions increased by $3 million, or 12%, primarily due to an increase in franchise system-wide sales of approximately $170 million, or 16%, from same store sales growth and additional net new franchise stores. Our franchise agreements typically require the franchisee pay continuing advertising fund fees based on a percentage of franchisee gross sales.
Supply and Other Revenue
Supply and other revenue increased $13 million, or 21%, primarily from growth in product and service revenue within the Platform Services segment primarily due to an increase in system-wide sales growth and 135 net new stores within the Maintenance segment.
Operating Expenses

	Three Months Ended
(in thousands)	July 1, 2023	% of Net Revenues	June 25, 2022	% of Net Revenues
Company-operated store expenses	$257,040	42.4%	$192,939	37.9%
Independently-operated store expenses	31,958	5.3%	28,843	5.7%
Advertising fund expenses	24,749	4.1%	22,091	4.3%
Supply and other expenses	42,106	6.9%	35,800	7.0%
Selling, general, and administrative expenses	96,815	16.0%	97,977	19.3%
Acquisition related costs	3,750	0.6%	3,338	0.7%
Store opening costs	1,377	0.2%	666	0.1%
Depreciation and amortization	45,419	7.5%	38,087	7.5%
Trade name impairment	—	—%	125,450	24.7%
Asset impairment charges and lease terminations	6,044	1.0%	(882)	(0.2)%
Total operating expenses	$509,258	83.9%	$544,309	107.0%
Company-operated Store Expenses
Company-operated store expenses increased $64 million, or 33%, primarily due to increased operations relating to 199 company-operated stores added in the trailing twelve months as well as increased operating costs for rent expense at properties converted to leases through prior year sale leasebacks and increased labor costs.
Independently-operated Store Expenses
Independently-operated store expenses, which are entirely related to the Car Wash segment, increased $3 million, or 11%, due primarily to an increase in same store sales and an increase in utilities and rent expenses as well as an unfavorable impact from foreign exchange.
Advertising Fund Expenses
Advertising fund expenses increased $3 million, or 12%, which is commensurate to the increase in advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses increased $6 million, or 18%, due to increased freight costs in the Platform Services as well as an increase in supply and other revenue.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1 million, or 1%, primarily due to a decrease in employee compensation and other employee-related expenses and an increase in gains from sale leaseback transactions, partially offset by infrastructure costs, marketing expenses, and professional fees.
Acquisition Related Costs
Acquisition related costs remained flat period over period primarily due to the timing of legal and due diligence procedures for acquisitions.
Store Opening Costs
Store opening costs increased by less than $1 million, or 107%, primarily due to costs associated with converting stores from U.S. glass acquisitions to the Auto Glass Now (“AGN”) brand.
Depreciation and Amortization
Depreciation and amortization expense increased $7 million, or 19%, due to additional fixed assets and finite-lived intangible assets recognized in conjunction with recent acquisitions and higher capital expenditures, primarily related to car wash site development.
Trade Name Impairment Charges
During the three months ended June 25, 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore are discontinuing the use of certain Car Wash trade names that had indefinite lives. As a result, the Company recognized a $125 million non-cash impairment charge.
Asset Impairment Charges and Lease Terminations
Asset impairment charges and lease terminations increased $7 million for the three months ended July 1, 2023 compared to a benefit of $1 million for three months ended June 25, 2022. Impairments in the current period related to certain property and equipment and operating lease right-of-use assets at closed and underperforming locations. The prior period benefit consisted of a favorable lease settlement.
Interest Expense, Net

	Three Months Ended
(in thousands)	July 1, 2023	% of Net Revenues	June 25, 2022	% of Net Revenues
Interest expense, net	$40,871	6.7%	$26,270	5.2%
Interest expense, net increased $15 million, or 56%, primarily as a result of increased interest rates on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022 and increased borrowings and interest rates on the Revolving Credit Facility in the current period.
(Gain) Loss on Foreign Currency Transactions, Net

	Three Months Ended
	July 1, 2023	% of Net Revenues	June 25, 2022	% of Net Revenues
(Gain) loss on foreign currency transactions, net	$(1,302)	(0.2)%	$13,937	2.7%
The gain on foreign currency transactions for the three months ended July 1, 2023 was primarily comprised of translation gains in our foreign operations of $2 million and gains of $2 million on foreign currency hedges that are not designated as hedging instruments, partially offset by losses on foreign currency hedges that are designated as hedging instruments of $2 million. The loss on foreign currency transactions for the three months ended June 25, 2022 was comprised of a $16 million net remeasurement loss on our foreign third party long-term debt and foreign intercompany notes, partially offset by $2 million of translation gains on foreign currency hedges that are not designated as hedging instruments.

Income Tax Expense (Benefit)

	Three Months Ended
(in thousands)	July 1, 2023	% of Net Revenues	June 25, 2022	% of Net Revenues
Income tax expense (benefit)	$20,275	3.3%	$(18,848)	(3.7)%
Income tax expense was $20 million for the three months ended July 1, 2023 compared to income tax benefit of $19 million for the three months ended June 25, 2022. The effective income tax rate for the three months ended July 1, 2023 was 34.9% compared to 24.8% for the three months ended June 25, 2022. The net increase in income tax expense and effective tax rate was primarily driven by a non-recurring tax benefit related to a trade name impairment for the three months ended June 25, 2022, partially offset by the inclusion of foreign disregarded entity losses for the three months ended July 1, 2023.

Results of Operations for the Six Months Ended July 1, 2023 Compared to the Six Months Ended June 25, 2022
We recognized net income of $67 million, or $0.40 per diluted share for the six months ended July 1, 2023, compared to a net loss of $23 million, or ($0.14) per diluted share, for the six months ended June 25, 2022. This increase was primarily due to the non-recurrence of a $125 million non-cash impairment charge in the six months ended June 25, 2022 related to the change in intended use of certain existing Car Wash trade names migrating to the Take 5 Car Wash brand, a positive benefit from foreign exchange of $18 million, and an increase in gains from sale leaseback transactions. The increase in net income was partially offset by reduced operating margins and increased marketing expenditures for company-operated stores, primarily within the Car Wash and Paint, Collision & Glass segments, higher interest expense, primarily relating to a higher variable interest rate on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022, and increased depreciation and amortization relating to capital expenditures and business acquisitions over the prior 12 months.
Adjusted net income was $91 million for the six months ended July 1, 2023, a decrease of $16 million, compared to $107 million for the six months ended June 25, 2022. This decrease was primarily due to reduced operating margins and increased marketing expenditures for company-operated stores, primarily within the Car Wash and Paint, Collision & Glass segments, higher interest expense, relating to a higher variable interest rate on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022, and increased depreciation relating to capital expenditures and business acquisitions over the prior 12 months.
Adjusted EBITDA was $279 million for the six months ended July 1, 2023, an increase of $25 million, compared to $254 million for the six months ended June 25, 2022. The increase in Adjusted EBITDA was primarily due to an increase in revenue related to same store sales growth, unit growth from the U.S. glass and car wash acquisitions in the trailing twelve month period, and organic store count growth, partially offset by reduced operating margins and increased marketing expenditures for company-operated stores, primarily within the Car Wash and Paint, Collision & Glass segments.
To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations.
Revenue

	Six months ended
(in thousands)	July 1, 2023	% of Net Revenues	June 25, 2022	% of Net Revenues
Franchise royalties and fees	$93,320	7.9%	$82,738	8.4%
Company-operated store sales	770,644	65.9%	616,276	63.1%
Independently-operated store sales	114,065	9.8%	118,031	12.1%
Advertising fund contributions	46,426	4.0%	41,789	4.3%
Supply and other revenue	144,863	12.4%	118,113	12.1%
Total revenue	$1,169,318	100.0%	$976,947	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased $11 million, or 13%, primarily due to same store sales growth as well as a net increase of 135 franchised stores. Franchised system-wide sales increased $335 million, or 17%.
Company-operated Store Sales
Company-operated store sales increased $154 million, or 25%, of which $75 million, $72 million, and $8 million related to the Maintenance, Paint, Collision & Glass, and Car Wash segments, respectively. The sales increase in the Maintenance segment was primarily due to same store sales growth and 52 net new company-operated stores. The sales increase in the Paint, Collision & Glass segment was primarily due to same store sales growth as well as net store growth from the 2022 U.S. glass acquisitions. The sales increase in the Car Wash segment was primarily driven by the addition of 59 net new company-operated stores primarily due to acquisitions and greenfield openings in the trailing twelve months, which was partially offset by a decrease in same store sales. In aggregate, the Company added 199 company-operated stores year-over-year.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) decreased $4 million, or 3%, primarily due to a decrease in same store sales.

Advertising Fund Contributions
Advertising fund contributions increased by $5 million, or 11%, primarily due to an increase in franchise system-wide sales of approximately $335 million, or 17%, from same store sales growth and an additional 135 net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.
Supply and Other Revenue
Supply and other revenue increased $27 million, or 23%, primarily due to growth in product and service revenue within the Platform Services, Paint, Collision & Glass, and Maintenance segments due to an increase in system-wide sales.
Operating Expenses

	Six months ended
(in thousands)	July 1, 2023	% of Net Revenues	June 25, 2022	% of Net Revenues
Company-operated store expenses	$500,449	42.8%	$370,806	38.0%
Independently-operated store expenses	61,322	5.2%	62,142	6.4%
Advertising fund expenses	46,426	4.0%	41,789	4.3%
Supply and other expenses	79,372	6.8%	68,574	7.0%
Selling, general, and administrative expenses	209,143	17.9%	190,197	19.5%
Acquisition related costs	5,597	0.5%	7,656	0.8%
Store opening costs	2,402	0.2%	1,172	0.1%
Depreciation and amortization	83,617	7.2%	71,110	7.3%
Trade name impairment charges	—	—	125,450	12.8%
Asset impairment charges	6,211	0.5%	16	—%
Total operating expenses	$994,539	85.1%	$938,912	96.1%
Company-Operated Store Expenses
Company-operated store expenses increased $130 million, or 35%, primarily due to increased operations relating to 199 company-operated stores added in the trailing twelve months as well as increased operating costs for rent expense at properties converted to leases through prior year sale leasebacks and increased labor costs.
Independently-Operated Store Expenses
Independently-operated store expenses, which are entirely related to the Car Wash segment, decreased $1 million, or 1%, primarily due to a decrease in Independently-operated store sales.
Advertising Fund Expenses
Advertising fund expenses increased $5 million, or 11%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses increased $11 million, or 16%, due to an increase in supply and other revenue as well as higher freight costs incurred in the Platform Services segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $19 million, or 10%, due to an increase in employee compensation and other employee-related expense from increased headcount and acquisitions, infrastructure costs, travel costs, professional fees, and marketing expenses.

Acquisition Related Costs
Acquisition related costs decreased $2 million, or 27% due to decreased acquisition activity in the current year compared to the prior year.
Store Opening Costs
Store opening costs increased by less than $1 million, or 105%, primarily due to costs associated with converting stores from U.S. glass acquisitions to the AGN brand.
Depreciation and Amortization
Depreciation and amortization expense increased $13 million, or 18%, due to additional fixed assets and finite-lived intangible assets recognized in conjunction with recent acquisitions and higher capital expenditures, primarily related to car wash site development.
Trade Name Impairment Charges
During the six months ended June 25, 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore are discontinuing the use of certain Car Wash trade names that had indefinite lives. As a result, the Company recognized a $125 million non-cash impairment charge.
Asset Impairment Charges
Asset impairment charges increased $6 million, due to certain property and equipment and operating lease right-of-use assets at closed and underperforming locations.
Interest Expense, Net

	Six months ended
(in thousands)	July 1, 2023	% of Net Revenues	June 25, 2022	% of Net Revenues
Interest expense, net	$79,012	6.8%	$51,623	5.3%
Interest expense, net increased $27 million, or 53%, primarily as a result of increased interest rates on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022 and increased borrowings and interest rates on the Revolving Credit Facility in the current period.
(Gain) Loss on Foreign Currency Transactions, Net

	Six months ended
(in thousands)	July 1, 2023	% of Net Revenues	June 25, 2022	% of Net Revenues
(Gain) loss on foreign currency transactions, net	$(2,977)	(0.3)%	$14,908	1.5%
The gain on foreign currency transactions for the six months ended July 1, 2023 was primarily comprised of gains of $4 million on foreign currency hedges that are not designated as hedging instruments and translation gains in our foreign operations of $2 million, partially offset by losses on foreign currency hedges that are designated as hedging instruments of $3 million. The loss on foreign currency transactions for the six months ended June 25, 2022 is comprised of a $14 million remeasurement loss on our foreign third party long-term debt and intercompany notes and a loss of $1 million incurred on foreign currency hedges that are not designated as hedging instruments.

Income Tax Expense (Benefit)

	Six months ended
(in thousands)	July 1, 2023	% of Net Revenues	June 25, 2022	% of Net Revenues
Income tax expense (benefit)	$31,246	2.7%	$(5,880)	(0.6)%
Income tax expense was $31 million for the six months ended July 1, 2023 compared to an income tax benefit of $6 million for the six months ended June 25, 2022. The effective income tax rate for the six months ended July 1, 2023 was 31.6% compared to 20.6% for the six months ended June 25, 2022. The net increase in income tax expense and effective tax rate was primarily driven by a non-recurring tax benefit related to a trade name impairment for the six months ended June 25, 2022, partially offset by the inclusion of foreign disregarded entity losses for the six months ended July 1, 2023.

Segment Results of Operations for the Three Months Ended July 1, 2023 Compared to the Three Months Ended June 25, 2022
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. In addition, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA is a supplemental measure of the operating performance of our segments and may not be comparable to similar measures reported by other companies.
Maintenance

	Three Months Ended		2023	2022
(in thousands, unless otherwise noted)	July 1, 2023	June 25, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$14,215	$11,326	5.9%	5.8%
Company-operated store sales	205,673	168,648	84.8%	86.8%
Supply and other revenue	22,439	14,331	9.3%	7.4%
Total revenue	$242,327	$194,305	100.0%	100.0%
Segment Adjusted EBITDA	$85,753	$64,076	35.4%	33.0%

System-Wide Sales			Change
Franchised stores	$278,951	$230,505	$48,446	21.0%
Company-operated stores	205,673	168,648	37,025	22.0%
Total System-Wide Sales	$484,624	$399,153	$85,471	21.4%

Store Count (in whole numbers)			Change
Franchised stores	1,084	1,001	83	8.3%
Company-operated stores	610	558	52	9.3%
Total Store Count	1,694	1,559	135	8.7%
Same Store Sales %	10.2%	15.0%
Maintenance revenue increased $48 million, or 25%, for the three months ended July 1, 2023, as compared to the three months ended June 25, 2022. Franchise royalties and fees increased by $3 million primarily due to a $48 million, or 21%, increase in franchised system-wide sales from same store sales growth and 83 net new franchise stores. Company-operated store sales increased by $37 million, or 22%, primarily due to same store sales growth and 52 net new company-operated stores. Supply and other revenue increased by $8 million, or 57%, primarily due to higher system-wide sales from franchised stores.
Maintenance Segment Adjusted EBITDA increased $22 million, or 34%, primarily due to revenue growth, cost management, and operational leverage. We continue to utilize an efficient labor model at company-operated locations.

Car Wash

	Three Months Ended		2023	2022
(in thousands, unless otherwise noted)	July 1, 2023	June 25, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	$101,615	$101,796	61.7%	64.2%
Independently-operated store sales	61,533	54,942	37.3%	34.6%
Supply and other revenue	1,607	1,841	1.0%	1.2%
Total revenue	$164,755	$158,579	100.0%	100.0%
Segment Adjusted EBITDA	$43,263	$53,677	26.3%	33.8%

System-Wide Sales			Change
Company-operated stores	101,615	101,796	$(181)	(0.2)%
Independently-operated stores	61,533	54,942	6,591	12.0%
Total System-Wide Sales	$163,148	$156,738	$6,410	4.1%

Store Count (in whole numbers)			Change
Company-operated stores	415	356	59	16.6%
Independently-operated stores	716	718	(2)	(0.3)%
Total Store Count	1,131	1,074	57	5.3%
Same Store Sales %	(4.0)%	(2.7)%

Car Wash Segment revenue increased by $6 million, or 4%, driven by an increase in same store sales within independently-operated store sales, the addition of 59 net new company-operated stores primarily due to acquisitions and greenfield openings in the trailing twelve months, and a favorable impact from foreign exchange, partially offset by decreased same store sales within company-operated store sales.
Car Wash is comprised of car wash sites throughout the United States, Europe, and Australia with varying geographical, economical, and political factors, which could impact the results of the business. Car Wash has experienced increased competitive pressures and negative weather patterns, which have contributed to negative same store sales, as well as political disruptions in our international locations resulting in increased costs and reduced operational results. We perform site reviews, as needed, to evaluate operational efficiencies and these reviews could result in future impairment charges.
Car Wash Segment Adjusted EBITDA decreased by $10 million, or 19%, primarily driven by decreased same store sales within company-operated store sales and increased company-operated store costs primarily relating to employee compensation and rent expense for properties included in sale-leaseback transactions in the trailing twelve months, partially offset by a favorable impact from foreign exchange.

Paint, Collision & Glass

	Three Months Ended		2023	2022
(in thousands, unless otherwise noted)	July 1, 2023	June 25, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$26,530	$23,605	19.9%	24.8%
Company-operated store sales	86,110	52,049	64.7%	54.6%
Supply and other revenue	20,518	19,715	15.4%	20.6%
Total revenue	$133,158	$95,369	100.0%	100.0%
Segment Adjusted EBITDA	$41,249	$32,916	31.0%	34.5%

System-Wide Sales			Change
Franchised stores	$806,420	$672,616	$133,804	19.9%
Company-operated stores	86,110	52,049	34,061	65.4%
Total System-Wide Sales	$892,530	$724,665	$167,865	23.2%

Store Count (in whole numbers)			Change
Franchised stores	1,657	1,611	46	2.9%
Company-operated stores	248	160	88	55.0%
Total Store Count	1,905	1,771	134	7.6%
Same Store Sales %	12.2%	16.1%
Paint, Collision & Glass revenue increased $38 million, or 40%, for the three months ended July 1, 2023, as compared to the three months ended June 25, 2022. The company-operated store sales increased $34 million, or 65%, as a result of U.S. glass acquisitions in the trailing twelve months. Franchise royalties and fees increased by $3 million, or 12%, primarily due to a $134 million, or 20%, increase in franchise system-wide sales generated by same store sales growth and 46 net new franchise stores. Supply and other revenue increased by less than $1 million, or 4%, due to higher product sales resulting from an increase in system-wide sales.
We entered the U.S. glass market in the first quarter of 2022 through the acquisition of Auto Glass Now and have quickly become the second largest player in the auto glass servicing category. Since entering the market, we have completed 12 acquisitions and as of July 1, 2023 we have 222 glass stores. We have continued to integrate these acquisitions, standardize operations, and rebrand to the Auto Glass Now brand name throughout the first half of 2023. Due to the size and complexity of these acquisitions, the integrations have taken longer than planned resulting in less cost efficiencies in the current period.
Paint, Collision & Glass Segment Adjusted EBITDA increased $8 million, or 25%, primarily due to revenue growth from acquisitions and same store sales growth. Company-operated stores comprise 13% of the Paint, Collision & Glass store count in the current period compared to 9% in the prior year, which resulted in lower margins in the current period, primarily due to higher inventory costs and employee related costs.

Platform Services

	Three Months Ended		2023	2022
(in thousands, unless otherwise noted)	July 1, 2023	June 25, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$9,060	$9,919	15.8%	18.6%
Company-operated store sales	1,180	1,392	2.1%	2.6%
Supply and other revenue	47,098	41,891	82.1%	78.8%
Total revenue	$57,338	$53,202	100.0%	100.0%
Segment Adjusted EBITDA	$22,537	$20,541	39.3%	38.6%

System-Wide Sales			Change
Franchised stores	$117,548	$129,928	$(12,380)	(9.5)%
Company-operated stores	1,180	1,392	(212)	(15.2)%
Total System-Wide Sales	$118,728	$131,320	$(12,592)	(9.6)%

Store Count (in whole numbers)			Change
Franchised stores	207	201	6	3.0%
Company-operated stores	1	1	—	—%
Total Store Count	208	202	6	3.0%
Same Store Sales %	(11.3)%	11.8%
Platform Services revenue increased $4 million, or 8%, driven by an increase in total company system-wide sales that resulted in increased product purchases.
Platform Services Segment Adjusted EBITDA increased $2 million, or 10%, primarily driven by revenue growth, cost management, and operational leverage.

Segment Results of Operations for the Six Months Ended July 1, 2023 Compared to the Six Months Ended June 25, 2022
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Six months ended		2023	2022
(in thousands, unless otherwise noted)	July 1, 2023	June 25, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$26,658	$20,961	5.7%	5.7%
Company-operated store sales	400,933	325,476	85.3%	87.2%
Supply and other revenue	42,404	26,610	9.0%	7.1%
Total revenue	$469,995	$373,047	100.0%	100.0%
Segment Adjusted EBITDA	$158,739	$116,561	33.8%	31.2%

System-Wide Sales			Change
Franchised stores	$525,634	$430,789	$94,845	22.0%
Company-operated stores	400,933	325,476	75,457	23.2%
Total System-Wide Sales	$926,567	$756,265	$170,302	22.5%

Store Count (in whole numbers)			Change
Franchised stores	1,084	1,001	83	8.3%
Company-operated stores	610	558	52	9.3%
Total Store Count	1,694	1,559	135	8.7%
Same Store Sales %	11.6%	16.9%
Maintenance revenue increased $97 million, or 26%, driven primarily by a $75 million increase in company-operated store sales from same store sales growth and 52 net new company-operated stores. Franchise royalties and fees increased by $6 million, or 27%, primarily due to the $95 million, or 22%, increase in franchised system-wide sales from same store sales growth and 83 net new franchise stores. Supply and other revenue increased by $16 million, or 59%, primarily due to higher system-wide sales from franchised stores.
Maintenance Segment Adjusted EBITDA increased $42 million, or 36%, primarily due to revenue growth, cost management, and operational leverage utilizing our efficient labor model at company-operated locations.

Car Wash

	Six months ended		2023	2022
(in thousands, unless otherwise noted)	July 1, 2023	June 25, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	204,061	196,291	63.4%	61.8%
Independently-operated store sales	114,065	118,031	35.5%	37.1%
Supply and other revenue	3,609	3,532	1.1%	1.1%
Total revenue	$321,735	$317,854	100.0%	100.0%
Segment Adjusted EBITDA	$87,572	$109,397	27.2%	34.4%

System-Wide Sales			Change
Company-operated stores	$204,061	196,291	$7,770	4.0%
Independently-operated stores	114,065	118,031	(3,966)	(3.4)%
Total System-Wide Sales	$318,126	$314,322	$3,804	1.2%

Store Count (in whole numbers)			Change
Company-operated stores	415	356	59	16.6%
Independently-operated stores	716	718	(2)	(0.3)%
Total Store Count	1,131	1,074	57	5.3%
Same Store Sales %	(7.7)%	1.8%

Car Wash segment revenue increased $4 million, or 1%, driven by the addition of 59 net new company-operated stores primarily due to acquisitions and greenfield openings in the trailing twelve months, which was partially offset by a 7.7% decrease in same store sales.
Car Wash is comprised of car wash sites throughout the United States, Europe, and Australia with varying geographical, economical, and political factors, which could impact the results of the business. Car Wash has experienced increased competitive pressures and negative weather patterns, which have contributed to negative same store sales, as well as political disruptions in our international locations resulting in increased costs and reduced operational results. We perform site reviews, as needed, to evaluate operational efficiencies and these reviews could result in future impairment charges.
Car Wash Segment Adjusted EBITDA decreased by $22 million, or 20%, primarily driven by decreased same store sales within company-operated store sales, increased company-operated store costs primarily relating to employee compensation and rent expense for properties included in sale-leaseback transactions in the trailing twelve months as well as an unfavorable impact from foreign exchange.

Paint, Collision & Glass

	Six months ended		2023	2022
(in thousands, unless otherwise noted)	July 1, 2023	June 25, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$50,828	$44,970	20.0%	25.7%
Company-operated store sales	163,589	91,965	64.4%	52.6%
Supply and other revenue	39,544	37,795	15.6%	21.7%
Total revenue	$253,961	$174,730	100.0%	100.0%
Segment Adjusted EBITDA	$76,961	$61,928	30.3%	35.4%

System-Wide Sales			Change
Franchised stores	$1,544,983	$1,291,585	$253,398	19.6%
Company-operated stores	163,589	91,965	71,624	77.9%
Total System-Wide Sales	$1,708,572	$1,383,550	$325,022	23.5%

Store Count (in whole numbers)			Change
Franchised stores	1,657	1,611	46	2.9%
Company-operated stores	248	160	88	55.0%
Total Store Count	1,905	1,771	134	7.6%
Same Store Sales %	15.8%	16.6%
Paint, Collision & Glass revenue increased $79 million, or 45%, for the six months ended July 1, 2023, as compared to the six months ended June 25, 2022. Company-operated store revenue increased $72 million, or 78%, primarily as a result of U.S. glass acquisitions in the trailing twelve months. Franchise royalties and fees revenue increased $6 million, or 13%, due to a $253 million, or 20%, increase in franchised system-wide sales from same store sales growth. Supply and other revenue increased $2 million, or 5%, due to same store sales growth and higher franchise income resulting from an increase in system-wide sales.
We entered the U.S. glass market in the first quarter of 2022 through the acquisition of Auto Glass Now and have quickly become the second largest player in the auto glass servicing category. Since entering the market, we have completed 12 acquisitions and as of July 1, 2023 we have 222 glass stores. We have continued to integrate these acquisitions, standardize operations, and rebrand to the Auto Glass Now brand name throughout the first half of 2023. Due to the size and complexity of these acquisitions, the integrations have taken longer than planned resulting in less cost efficiencies in the current period.
Paint, Collision & Glass Segment Adjusted EBITDA increased $15 million, or 24%, primarily due to revenue growth from acquisitions and same store sales growth. Company-operated stores comprise 13% of the Paint, Collision & Glass store count in the current period compared to 9% in the prior year, which resulted in lower margins in the current period, primarily due to higher inventory costs and employee related costs.

Platform Services

	Six months ended		2023	2022
(in thousands, unless otherwise noted)	July 1, 2023	June 25, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$15,834	$16,807	14.5%	17.4%
Company-operated store sales	2,061	2,544	1.9%	2.6%
Supply and other revenue	91,476	77,017	83.6%	80.0%
Total revenue	$109,371	$96,368	100.0%	100.0%
Segment Adjusted EBITDA	$39,567	$34,706	36.2%	36.0%

System-Wide Sales			Change
Franchised stores	$206,651	$219,570	$(12,919)	(5.9)%
Company-operated stores	2,061	2,544	(483)	(19.0)%
Total System-Wide Sales	$208,712	$222,114	$(13,402)	(6.0)%

Store Count (in whole numbers)			Change
Franchised stores	207	201	6	3.0%
Company-operated stores	1	1	—	—%
Total Store Count	208	202	6	3.0%
Same Store Sales %	(8.7)%	18.9%

Platform Services revenue increased $13 million, or 13%, driven primarily by an increase in total company system-wide sales that resulted in increased product purchases.
Platform Services Segment Adjusted EBITDA increased $5 million, or 14%, primarily driven by a combination of revenue growth, cost management, and operational leverage.
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
Driven Brands Funding, LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with our securitization senior notes. Our term loan facility and Revolving Credit Facility also have certain qualitative covenants. As of July 1, 2023, the Co-Issuers and Driven Holdings were in compliance with all covenants under their respective credit agreements.
At July 1, 2023, the Company had total liquidity of $493 million, which included $212 million in cash, and cash equivalents, and $91 million and $190 million of undrawn capacity on its 2019 VFN and Revolving Credit Facility, respectively. This does not include the additional $135 million Series 2022-1 Class A-1 Notes that expand our variable funding note borrowing capacity when the company elects to exercise it, assuming certain conditions continue to be met.

The following table illustrates the main components of our cash flows for the six months ended July 1, 2023 and June 25, 2022:

	Six Months Ended
(in thousands)	July 1, 2023	June 25, 2022
Net cash provided by operating activities	$114,583	$75,389
Net cash used in investing activities	(221,100)	(484,885)
Net cash provided by financing activities	95,128	94,314
Effect of exchange rate changes on cash	2,087	(4,454)
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(9,302)	$(319,636)
Operating Activities
Net cash provided by operating activities was $115 million for the six months ended July 1, 2023 compared to $75 million for the six months ended June 25, 2022. The increase was due to a $56 million payment for transaction costs associated with the AGN acquisition during the six months ended June 25, 2022, partially offset by higher net working capital in the current period.
Investing Activities
Net cash used in investing activities was $221 million for the six months ended July 1, 2023 compared to $485 million for the six months ended June 25, 2022. The decrease was due to a $350 million decrease in net cash paid for acquisitions and an $88 million increase in proceeds from sale-leaseback transactions, partially offset by a $171 million increase in capital expenditures, primarily relating to building new company-operated stores and remodeling and improving existing stores.
Financing Activities
Net cash provided by financing activities was $95 million for the six months ended July 1, 2023 primarily related to net borrowings on the revolving credit facility of $110 million, partially offset by repayments of long-term debt of $14 million. Net cash provided by financing activities was $94 million for the six months ended June 25, 2022 primarily related to net borrowings on the revolving credit facility of $105 million, partially offset by repayments of long-term debt of $10 million. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.
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
Because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreement is dependent on the ability of our subsidiaries to make distributions to us. The securitized debt facility may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the tax receivable agreement. To the extent that we are unable to make payments under the tax receivable agreement because of restrictions under our outstanding indebtedness, such payments will be deferred and will generally accrue interest. As of July 1, 2023, interest will accrue at the Base Rate plus an applicable margin or Secured Overnight Financing Rate (“SOFR”) plus an applicable term adjustment plus 1.0%. To the extent that we are unable to make payments under the tax receivable agreement for any other reason, such payments will generally accrue interest at a rate of SOFR plus an applicable term adjustment plus 5.0% per annum until paid.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of July 1, 2023. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of July 1, 2023, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
(c) Trading Plans
During the three months ended July 1, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1*	Second Amendment to Credit Agreement dated as of June 2, 2023, by and among Driven Holdings, LLC the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
10.2†
Separation Agreement and General Release by and between Driven Brands Shared Services LLC and Tiffany Mason, dated as of June 5, 2023 (incorporated by reference to the Company's Current Report on Form 8-K, filed June 8, 2023).

10.3†*	Employment Agreement by and between Gary Ferrera and Driven Brands Holdings Inc., dated as of May 4, 2023.
10.4†*	Restricted Stock Unit Award Agreement by and between Gary Ferrera and Driven Brands Holdings Inc., dated as of May 10, 2023.
10.5†*	Performance-Based Restricted Stock Unit Award Agreement by and between Gary Ferrera and Driven Brands Holdings Inc., dated as of May 10, 2023.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2023

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

By:	/s/ Michael Beland
Name:	Michael Beland
Title:	Senior Vice President and Chief Accounting Officer