Form 10-Q
period 2023-09-30
Driven Brands Holdings Inc.
filed 2023-11-09
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

As of November 6, 2023, the Registrant had 163,959,225 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, trends, plans, objectives of management, impact of accounting standards and guidance, impairments, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our strategy, outlook, and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; (iv) the risks and costs associated with the integration of, and or ability to integrate, our stores and business units successfully to achieve anticipated synergies; (v) the proper application of generally accepted accounting principles, which are highly complex and involve many subjective assumptions, estimates, and judgments; and (vi) the competitive environment in which we operate. Forward-looking statements are not based on historical facts, but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions, and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. It is not possible to predict or identify all such risks. These risks include, but are not limited to, the risk factors that are described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as well as in our other filings with the Securities and Exchange Commission, which are available on its website at www.sec.gov. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
Forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Revenue:
Franchise royalties and fees	$47,362	$45,562	$140,682	$128,300
Company-operated store sales	389,041	341,211	1,159,685	957,487
Independently-operated store sales	43,582	40,469	157,647	158,500
Advertising contributions	27,121	22,018	73,547	63,807
Supply and other revenue	73,928	67,334	218,791	185,447
Total revenue	581,034	516,594	1,750,352	1,493,541
Operating Expenses:
Company-operated store expenses	262,282	209,562	762,731	580,368
Independently-operated store expenses	25,773	23,254	87,095	85,396
Advertising expenses	27,121	22,018	73,547	63,807
Supply and other expenses	38,816	41,042	118,188	109,616
Selling, general, and administrative expenses	123,012	82,460	332,155	272,657
Acquisition related costs	1,667	2,325	7,264	9,981
Store opening costs	1,372	753	3,774	1,925
Depreciation and amortization	45,639	36,518	129,256	107,628
Goodwill impairment	850,970	—	850,970	—
Trade name impairment	—	—	—	125,450
Asset impairment charges and lease terminations	111,239	2,894	117,450	2,910
Total operating expenses	1,487,891	420,826	2,482,430	1,359,738
Operating (loss) income	(906,857)	95,768	(732,078)	133,803
Other expenses, net:
Interest expense, net	41,292	27,323	120,304	78,946
Loss on foreign currency transactions	2,980	15,582	3	30,490
Other expense, net	44,272	42,905	120,307	109,436
(Loss) income before taxes	(951,129)	52,863	(852,385)	24,367
Income tax (benefit) expense	(151,818)	14,472	(120,572)	8,592
Net (loss) income	(799,311)	38,391	(731,813)	15,775
Net loss attributable to non-controlling interest	—	—	—	(15)
Net (loss) income attributable to Driven Brands Holdings Inc.	$(799,311)	$38,391	$(731,813)	$15,790

(Loss) earnings per share:
Basic	$(4.82)	$0.23	$(4.40)	$0.10
Diluted	$(4.83)	$0.23	$(4.41)	$0.09
Weighted average shares outstanding
Basic	162,398	162,760	162,698	162,768
Diluted	162,398	166,831	162,698	166,663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net (loss) income	$(799,311)	$38,391	$(731,813)	$15,775
Other comprehensive income (loss):
Foreign currency translation adjustments	(26,043)	(71,063)	(8,527)	(118,751)
Unrealized (loss) gain from cash flow hedges, net of tax expense (benefit) of $21, $12, $0, and ($14), respectively	(281)	8,606	(259)	8,513
Actuarial (loss) gain of defined pension plan, net of tax expense of $0,	(27)	5	(15)	12
Other comprehensive loss, net	(26,351)	(62,452)	(8,801)	(110,226)
Total comprehensive loss	(825,662)	(24,061)	(740,614)	(94,451)
Comprehensive loss attributable to non-controlling interests	(13)	(15)	—	(36)
Comprehensive loss attributable to Driven Brands Holdings Inc.	$(825,649)	$(24,046)	$(740,614)	$(94,415)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$211,280	$227,110
Restricted cash	657	792
Accounts and notes receivable, net	165,573	179,888
Inventory	83,423	72,040
Prepaid and other assets	42,208	40,084
Income tax receivable	19,641	15,075
Assets held for sale	271,006	—
Advertising fund assets, restricted	63,983	36,421
Total current assets	857,771	571,410
Other assets	42,273	30,561
Property and equipment, net	1,408,970	1,545,738
Operating lease right-of-use assets	1,394,384	1,299,189
Deferred commissions	6,072	7,121
Intangibles, net	741,732	765,903
Goodwill	1,433,775	2,277,065
Deferred tax assets	2,817	2,911
Total assets	$5,887,794	$6,499,898
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$90,440	$60,606
Accrued expenses and other liabilities	256,347	317,318
Income tax payable	3,546	4,454
Current portion of long-term debt	31,869	32,986
Income tax receivable liability	54,791	53,328
Advertising fund liabilities	38,341	36,726
Total current liabilities	475,334	505,418
Long-term debt	2,877,059	2,705,281
Deferred tax liabilities	141,965	276,749
Operating lease liabilities	1,334,539	1,177,501
Income tax receivable liability	117,915	117,915
Deferred revenue	30,525	30,046
Long-term accrued expenses and other liabilities	29,530	33,419
Total liabilities	5,006,867	4,846,329
Commitments and contingencies
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 163,959,225 and 167,404,047 shares outstanding; respectively	1,639	1,674
Additional paid-in capital	1,646,831	1,628,904
Retained (deficit) earnings	(696,938)	84,795
Accumulated other comprehensive loss	(71,236)	(62,435)
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	880,296	1,652,938
Non-controlling interests	631	631
Total shareholders' equity	880,927	1,653,569
Total liabilities and shareholders' equity	$5,887,794	$6,499,898
The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY (Unaudited)

	Three Months Ended
	September 30, 2023		September 24, 2022
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	167,366,561	$1,674	167,444,108	$1,674
Stock issued relating to Employee Stock Purchase Plan	56,188	1	31,783	—
Shares issued for exercise/vesting of share-based compensation awards	169,784	1	15,588	—
Shares repurchased	(3,601,694)	(36)	—	—
Forfeiture of restricted stock awards	(31,614)	(1)	(87,432)	—
Balance at end of period	163,959,225	$1,639	167,404,047	$1,674
Additional paid-in capital
Balance at beginning of period		$1,637,945		$1,614,927
Equity-based compensation expense		2,681		5,308
Exercise of stock options		4,737		245
Stock issued relating to Employee Stock Purchase Plan		1,468		—
Balance at end of period		$1,646,831		$1,620,480
Retained (deficit) earnings
Balance at beginning of period		$152,293		$19,006
Shares repurchased		(49,920)		—
Net (loss) income		(799,311)		38,391
Balance at end of period		$(696,938)		$57,397
Accumulated other comprehensive loss
Balance at beginning of period		$(44,898)		$(52,796)
Other comprehensive loss		(26,338)		(62,437)
Balance at end of period		$(71,236)		$(115,233)
Non-controlling interests
Balance at beginning of period		$644		$646
Other comprehensive (loss)		(13)		(15)
Balance at end of period		$631		$631

Total shareholders’ equity		$880,927		$1,564,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY (Unaudited)

	Nine Months Ended
	September 30, 2023		September 24, 2022
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	167,404,047	$1,674	167,380,450	$1,674
Stock issued relating to Employee Stock Purchase Plan	82,546	1	143,707	1
Shares issued for exercise/vesting of share-based compensation awards	348,087	3	35,788	—
Share repurchases	(3,601,694)	(36)	—	—
Forfeiture of restricted stock awards	(273,761)	(3)	(155,898)	(1)
Balance at end of period	163,959,225	$1,639	167,404,047	$1,674
Additional paid-in capital
Balance at beginning of period		$1,628,904		$1,605,890
Equity-based compensation expense		9,730		12,159
Exercise of stock options		6,117		2,431
Stock issued relating to Employee Stock Purchase Plan		2,080		—
Balance at end of period		$1,646,831		$1,620,480
Retained (deficit) earnings
Balance at beginning of period		$84,795		$41,607
Share repurchases		(49,920)		—
Net (loss) income		(731,813)		15,790
Balance at end of period		$(696,938)		$57,397
Accumulated other comprehensive loss
Balance at beginning of period		$(62,435)		$(5,028)
Other comprehensive loss		(8,801)		(110,205)
Balance at end of period		$(71,236)		$(115,233)
Non-controlling interests
Balance at beginning of period		$631		$1,099
Net loss		—		(15)
Other comprehensive loss		—		(21)
Divestiture of Denmark car wash operations		—		(432)
Balance at end of period		$631		$631

Total shareholders’ equity		$880,927		$1,564,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022
Net (loss) income	$(731,813)	$15,775
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	129,256	107,628
Goodwill impairment	850,970	—
Trade name impairment	—	125,450
Equity-based compensation expense	9,730	12,159
Loss on foreign denominated transactions	3,706	30,490
Gain on foreign currency derivatives	(3,704)	(2,981)
Loss (gain) on sale and disposal of businesses, fixed assets, and sale-leaseback transactions	1,730	(12,183)
Reclassification of interest rate hedge to income	(1,358)	—
Bad debt expense	1,244	1,011
Asset impairment costs	117,450	2,910
Amortization of deferred financing costs and bond discounts	6,287	6,807
Benefit for deferred income taxes	(134,266)	(38,216)
Other, net	24,432	15,620
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	2,464	(40,296)
Inventory	(12,531)	(17,898)
Prepaid and other assets	(3,909)	850
Advertising fund assets and liabilities, restricted	(10,923)	(4,612)
Other Assets	(29,210)	(3,767)
Deferred commissions	658	917
Deferred revenue	1,961	2,222
Accounts payable	24,913	(12,321)
Accrued expenses and other liabilities	(29,442)	(59,844)
Income tax receivable	(5,612)	37,931
Cash provided by operating activities	212,033	167,652
Cash flows from investing activities:
Capital expenditures	(482,633)	(276,222)
Cash used in business acquisitions, net of cash acquired	(53,641)	(652,085)
Proceeds from sale-leaseback transactions	172,230	150,112
Proceeds from sale or disposal of businesses and fixed assets	2,837	6,427
Cash used in investing activities	(361,207)	(771,768)
Cash flows from financing activities:
Repayment of long-term debt	(20,969)	(15,772)
Proceeds from revolving lines of credit and short-term debt	335,000	300,000
Repayments of revolving lines of credit and short-term debt	(120,000)	—
Repayment of principal portion of finance lease liability	(2,020)	(2,229)
Share repurchases	(49,956)	—
Stock option exercises	6,117	651
Other, net	(322)	(70)
Cash provided by financing activities	147,850	282,580

Effect of exchange rate changes on cash	365	(7,705)
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(959)	(329,241)
Cash and cash equivalents, beginning of period	227,110	523,414
Cash included in advertising fund assets, restricted, beginning of period	32,871	38,586
Restricted cash, beginning of period	792	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	260,773	562,792
Cash and cash equivalents, end of period	211,280	190,373
Cash included in advertising fund assets, restricted, end of period	47,877	42,386
Restricted cash, end of period	657	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$259,814	$233,551

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$24,855	$8,539
Deferred consideration included in accrued expenses and other liabilities	9,275	32,179
Supplemental cash flow disclosures - cash paid for:
Interest	$120,261	$78,572
Income taxes	18,586	9,184

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. together with its subsidiaries (collectively, the “Company”) is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 5,000 franchised, independently-operated, and company-operated locations across 49 U.S. states and 13 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Take 5 Car Wash®, Meineke Car Care Centers®, MAACO®, CARSTAR®, Auto Glass Now®, and 1-800-Radiator & A/C® that compete in the automotive services industry. Approximately 74% of the Company’s locations are franchised or independently-operated.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into a tax receivable agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize. The tax receivable agreement was effective as of the date of the Company’s IPO. The Company recorded a current tax receivable liability of $55 million and $53 million as of September 30, 2023 and December 31, 2022, respectively, and a non-current tax receivable liability of $118 million as of September 30, 2023 and December 31, 2022, on the consolidated balance sheets.
Note 2— Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three and nine months ended September 30, 2023 and September 24, 2022, each consisted of 13 weeks and 39 weeks, respectively. The Car Wash segment is currently consolidated based on a calendar month end.
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
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022. Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2023 may not be indicative of the results to be expected for any other interim period or the year ending December 30, 2023.
During the third quarter ending September 30, 2023, the Company began depreciating construction in progress relating to stores opened and placed into service during the fourth quarter of 2022 and the first half of 2023. The Company recorded an additional $4 million of depreciation expense for these assets in the three months ended September 30, 2023, of which less than $2 million related to each of the three months ended April 1, 2023 and July 1, 2023, respectively, and less than $1 million related to the year ended December 31, 2022. The Company evaluated the impact of the error and out-of-period adjustment and concluded it was not material to any previously issued interim or annual consolidated financial statements and the adjustment is not expected to be material to the year ending December 30, 2023.
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
Shares Repurchased
We record shares repurchased on their trade date and reduce shareholders’ equity and increase accounts payable. Shares repurchased are retired, and the excess of repurchase price over the par value of the shares is charged to retained earnings.
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
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are summarized as follows:

Items Measured at Fair Value at September 30, 2023
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$—	$—	$—
Derivative assets, recorded in prepaid and other assets	—	215	215
Derivative assets, recorded in other assets	—	2,804	2,804
Derivative liabilities, recorded in accrued expenses and other liabilities	—	260	260

Items Measured at Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$758	$—	$758
Derivative assets, recorded in prepaid and other assets	—	158	158
Derivative assets, recorded in other assets	—	2,148	2,148
Derivative liabilities, recorded in accrued expenses and other liabilities	—	5,005	5,005

The fair value of the Company’s foreign currency derivative instruments is derived from valuation models, which use Level 2 observable inputs such as quoted market prices, interest rates, and forward yield curves.
The carrying value and estimated fair value of total long-term debt were as follows:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,945,675	$2,691,397	$2,784,175	$2,477,456
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2024. On June 2, 2023, the Company entered into a loan amendment to transition our LIBOR-based loans to the Secured Overnight Financing Rate (“SOFR”). The amendment went into effect on July 1, 2023 and did not have a material impact on the loans affected.
Note 3—Acquisitions and Dispositions
The Company strategically acquires companies and assets to increase its footprint and offer products and services that diversify its existing offerings, primarily through asset purchase agreements. These acquisitions are accounted for as business combinations using the acquisition method, whereby the purchase price is allocated to the assets acquired and liabilities assumed, based on their fair values as of the date of the acquisition with the remaining amount recorded in goodwill.
2023 Acquisitions
The Company completed five acquisitions in the Maintenance segment during the nine months ended September 30, 2023, representing five sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $8 million.
The Company completed three acquisitions in the Car Wash segment during the nine months ended September 30, 2023, representing four sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $15 million.
The Company completed two acquisitions in the Paint, Collision & Glass segment during the nine months ended September 30, 2023, representing two sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $6 million.
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

Maintenance Segment

(in thousands)	Maintenance
Assets:
Operating lease right-of-use assets	$2,678
Property and equipment, net	3,805
Goodwill	3,759
Deferred tax asset	10
Assets acquired	10,252
Liabilities:
Accrued expenses and other liabilities	179
Operating lease liabilities	2,476
Total liabilities assumed	2,655
Cash consideration, net of cash acquired	7,206
Deferred consideration	390
Total consideration, net of cash acquired	$7,596
Car Wash Segment

(in thousands)	Car Wash
Assets:
Operating lease right-of-use assets	$1,249
Property and equipment, net	11,181
Goodwill	4,125
Assets acquired	16,555
Liabilities:
Accrued expenses and other liabilities	11
Deferred tax liability	6
Operating lease liabilities	1,220
Total liabilities assumed	1,237
Cash consideration, net of cash acquired	15,293
Deferred consideration	25
Total consideration, net of cash acquired	$15,318
Paint, Collision & Glass Segment

(in thousands)	Paint, Collision & Glass
Assets:
Inventory	$35
Property and equipment, net	667
Goodwill	4,889
Deferred tax asset	51
Assets acquired	5,642
Cash consideration, net of cash acquired	4,947
Deferred consideration	695
Total consideration, net of cash acquired	$5,642
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

	Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022
Deferred consideration at beginning of period	$35,007	$16,000
Change in accrual	1,600	31,470
Payments	(27,332)	(15,291)
Deferred consideration at end of period	$9,275	$32,179

The Company incurred less than $1 million and approximately $1 million of transaction costs during the three months ended September 30, 2023 and September 24, 2022, respectively. The Company incurred less than $1 million and approximately $4 million of transaction costs during the nine months ended September 30, 2023 and September 24, 2022, respectively.

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
Capitalized costs to obtain a contract as of September 30, 2023 and December 31, 2022 were $6 million and $7 million, respectively, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized less than $1 million of costs during the three months ended September 30, 2023 and September 24, 2022, respectively, that were recorded as a contract asset at the beginning of the periods. The Company recognized $1 million and less than $1 million of costs during the nine months ended September 30, 2023 and September 24, 2022, respectively, that were recorded as a contract asset at the beginning of the periods.
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $31 million and $29 million as of September 30, 2023 and December 31, 2022, respectively, which are presented within deferred revenue on the consolidated balance sheets. The Company recognized $1 million and less than $1 million of revenue relating to contract liabilities during the three months ended September 30, 2023 and September 24, 2022, respectively. The Company recognized $4 million and $3 million of revenue relating to contract liabilities during the nine months ended September 30, 2023 and September 24, 2022, respectively.
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

Segment results for the three and nine months ended September 30, 2023 and September 24, 2022 are as follows:

	Three months ended September 30, 2023
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$14,566	$—	$23,799	$8,997	$—	$47,362
Company-operated store sales	204,460	98,132	85,207	1,242	—	389,041
Independently-operated store sales	—	43,582	—	—	—	43,582
Advertising fund contributions	—	—	—	—	27,121	27,121
Supply and other revenue	25,333	1,099	20,408	45,695	(18,607)	73,928
Total revenue	$244,359	$142,813	$129,414	$55,934	$8,514	$581,034
Segment Adjusted EBITDA	$86,493	$24,429	$32,763	$22,417	$(37,487)	$128,615

	Three months ended September 24, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$11,625	$—	$24,055	$9,882	$—	$45,562
Company-operated store sales	172,162	98,235	69,383	1,431	—	341,211
Independently-operated store sales	—	40,469	—	—	—	40,469
Advertising fund contributions	—	—	—	—	22,018	22,018
Supply and other revenue	17,035	1,599	19,782	40,686	(11,768)	67,334
Total revenue	$200,822	$140,303	$113,220	$51,999	$10,250	$516,594
Segment Adjusted EBITDA	$68,763	$39,098	$38,919	$19,765	$(36,437)	$130,108

	Nine months ended September 30, 2023
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$41,224	$—	$74,627	$24,831	$—	$140,682
Company-operated store sales	605,393	302,193	248,796	3,303	—	1,159,685
Independently-operated store sales	—	157,647	—	—	—	157,647
Advertising fund contributions	—	—	—	—	73,547	73,547
Supply and other revenue	67,737	4,708	59,952	137,171	(50,777)	218,791
Total revenue	$714,354	$464,548	$383,375	$165,305	$22,770	$1,750,352
Segment Adjusted EBITDA	$245,232	$112,001	$109,724	$61,984	$(119,088)	$409,853

	Nine months ended September 24, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$32,586	$—	$69,025	$26,689	$—	$128,300
Company-operated store sales	497,638	294,526	161,348	3,975	—	957,487
Independently-operated store sales	—	158,500	—	—	—	158,500
Advertising fund contributions	—	—	—	—	63,807	63,807
Supply and other revenue	43,645	5,131	57,577	117,704	(38,610)	185,447
Total revenue	$573,869	$458,157	$287,950	$148,368	$25,197	$1,493,541
Segment Adjusted EBITDA	$185,324	$148,495	$100,847	$54,471	$(103,922)	$385,215

The reconciliations of Income before taxes to Segment Adjusted EBITDA for the three and nine months ended September 30, 2023 and September 24, 2022 are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
(Loss) income before taxes	$(951,129)	$52,863	$(852,385)	$24,367
Depreciation and amortization	45,639	36,518	129,256	107,628
Interest expense, net	41,292	27,323	120,304	78,946
Acquisition related costs(a)	1,667	2,325	7,264	9,981
Non-core items and project costs, net(b)	1,486	851	6,113	3,436
Store opening costs	1,372	753	3,774	1,925
Straight-line rent adjustment(c)	5,193	3,220	14,196	11,530
Cloud computing amortization(d)	991	—	991	—
Equity-based compensation expense(e)	2,681	5,308	9,730	12,159
Foreign currency transaction loss, net(f)	2,980	15,582	3	30,490
Bad debt expense(g)	—	(449)	—	(449)
Goodwill impairment(h)	850,970	—	850,970	—
Trade name impairment(i)	—	—	—	125,450
Asset sale leaseback (gain) loss, impairment and closed store expenses(j)	125,473	(14,186)	119,637	(20,248)
Segment Adjusted EBITDA	$128,615	$130,108	$409,853	$385,215
(a)     Consists of acquisition costs as reflected within the unaudited consolidated statements of operations, including legal, consulting and other fees, and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under U.S. GAAP, such costs relating to acquisitions are expensed as incurred.
(b)     Consists of discrete items and project costs, including third party consulting and professional fees associated with strategic transformation initiatives as well as non-recurring payroll-related costs.
(c)     Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under U.S. GAAP exceeds or is less than our cash rent payments.
(d) Includes non-cash amortization expenses relating cloud computing arrangements.
(e)     Represents non-cash equity-based compensation expense.
(f)    Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans, which are partially offset by unrealized gains and losses on remeasurement of cross currency swaps and forward contracts.
(g)    Represents the recovery of previously uncollectible receivables outside of normal operations.
(h) Relates to a goodwill impairment within the Car Wash segment. Refer to Note 6 for additional information.
(i)     Certain indefinite lived Car Wash trade names were impaired as the Company elected to discontinue their use. Refer to Note 6 for additional information.
(j)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, assets held for sale, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates. Refer to Note 6 for additional information.
Note 6 — Asset Impairment Charges
2023 Goodwill and Asset Impairment Charges
During the quarter ended September 30, 2023, management performed a strategic review of the U.S. car wash operations, which included, but was not limited to, an evaluation of the following: store performance, the competitive landscape, revenue and expense optimization opportunities, and capital requirements. As a result of this strategic review, management approved the closure of 29 stores, halted the opening of new company-operated stores, and began marketing property and equipment for sale that will not be utilized by the Company. These actions resulted in impairment charges of $111 million relating to property and equipment, including assets held for sale, and right-of-use assets during the three months ended September 30, 2023 and the transfer of $271 million of assets from property and equipment to assets held for sale on the unaudited consolidated balance sheet as of September 30, 2023. Management expects the sale of these assets to occur over the next twelve months.
As a result of the evaluation performed above, as well as other qualitative and quantitative factors, including a decline in the stock price during the third quarter of 2023, management determined a triggering event had occurred requiring a step one quantitative analysis of the Company’s goodwill and indefinite lived intangible assets. Based on the results of our interim impairment analysis, we concluded the carrying value of the U.S. Car Wash reporting unit exceeded its fair value, and we recorded a full goodwill impairment charge of $851 million during the three months ended September 30, 2023. The fair value of the remaining reporting units exceeded their carrying amounts, indicating no goodwill impairment. The fair values of each reporting unit were determined using a combination of the income approach and market approach valuation methodologies.
The Company will continue to monitor the other reporting units. Reporting units that do not perform in accordance with expectations could result in impairment charges to other reporting units in future periods, including International Car Wash and Maintenance-Repair, primarily comprised of the Meineke brand.
2022 Trade name Impairment Charges
The Company has acquired a number of car wash businesses since 2020. As part of those acquisitions, the Company determined a fair value for each of the associated intangible assets including trade names and customer relationships. During the quarter ended June 25 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore discontinued the use of certain car wash trade names that were previously determined to have indefinite lives. Using a projected discounted cash flow analysis based on the relief from royalty method, the fair value of the trade names was determined to be $6 million while their carrying value was $132 million. As a result, the Company recognized a $126 million impairment charge during the nine months ended September 24, 2022, which is reported as trade name impairment charge in the unaudited consolidated statement of operations. The transition will take approximately two and a half years to complete from the date of impairment, and therefore the remaining carrying value is being amortized over 30 months from the date of impairment.

Note 7 — Long-Term Debt
The Company’s long-term debt obligations consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Series 2018-1 Securitization Senior Notes, Class A-2	$259,875	$261,938
Series 2019-1 Securitization Senior Notes, Class A-2	285,750	288,000
Series 2019-2 Securitization Senior Notes, Class A-2	264,000	266,063
Series 2020-1 Securitization Senior Notes, Class A-2	169,313	170,625
Series 2020-2 Securitization Senior Notes, Class A-2	437,625	441,000
Series 2021-1 Securitization Senior Notes, Class A-2	441,000	444,375
Series 2022-1 Securitization Senior Notes, Class A-2	361,350	364,088
Term Loan Facility	492,500	496,250
Revolving Credit Facility	215,000	—
Other debt (a)	19,262	51,836
Total debt	2,945,675	2,784,175
Less: unamortized debt issuance costs	(36,747)	(45,908)
Less: current portion of long-term debt	(31,869)	(32,986)
Total long-term debt, net	$2,877,059	$2,705,281
(a) Consists primarily of finance lease obligations.
Series 2019-3 Variable Funding Securitization Senior Notes
In December 2019, Driven Brands Funding, LLC (the “Issuer”) issued Series 2019-3 Variable Funding Senior Notes, Class A-1 (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date in January 2050. The commitment under the 2019 VFN were set to expire in July 2022, with the option of three one-year extensions. In July 2023, the Company exercised the first of three one-year extension options. The 2019 VFN are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. As of July 1, 2023, borrowings will incur interest at the Base Rate plus an applicable margin or Secured Overnight Financing Rate (“SOFR”) plus an applicable term adjustment. No amounts were outstanding under the 2019 VFN as of September 30, 2023 and no borrowings or repayments were made during the nine months ended September 30, 2023. As of September 30, 2023, there were $25 million of outstanding letters of credit which reduced the borrowing availability under the 2019 VFN.
Driven Holdings Revolving Credit Facility
In May 2021, Driven Holdings, LLC, (“the Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of Driven Brands Holdings Inc., entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (“Revolving Credit Facility”), which provides for an aggregate amount of up to $300 million, and has a maturity date in May 2026 (“Credit Agreement”). On June 2, 2023, the Credit Agreement was amended pursuant to which as of July 1, 2023, borrowings will incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable term adjustment. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.
There was $215 million outstanding on the Revolving Credit Facility as of September 30, 2023 with $335 million of borrowings and $120 million of repayments made during the nine months ended September 30, 2023.
The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of September 30, 2023, the Company and its subsidiaries were in compliance with such covenants.
Note 8 — Leases
During the nine months ended September 30, 2023, the Company sold ten maintenance and 38 car wash properties in various locations throughout the United States for a total of $171 million, resulting in a net gain of $25 million. Concurrent with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have initial terms of 16 to 20 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $132 million and $132 million, respectively, related to these lease arrangements as of September 30, 2023.
During the nine months ended September 24, 2022, the Company sold seven maintenance and 30 car wash properties in various locations throughout the United States for a total of $156 million, resulting in a net gain of $18 million. Concurrent with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have initial terms of 15 years to 20 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $121 million and $121 million, respectively, related to these lease arrangements as of September 24, 2022.
The Company impaired $62 million of right-of-use assets relating to 28 leased stores that were approved for closure or underperforming during the three months ending September 30, 2023. Refer to Note 6 for additional information.
Supplemental cash flow information related to the Company’s lease arrangements for the nine months ended September 30, 2023 and September 24, 2022, respectively, was as follows:

	Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$108,232	$86,423
Operating cash flows used in finance leases	866	1,214
Financing cash flows used in finance leases	1,056	1,185
Note 9 — Shareholders’ Equity
In August 2023, the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock (the “Share Repurchase Program”). During the three and nine months ended September 30, 2023, the Company repurchased 3,601,694 shares of its common stock for approximately $50 million, at an average price per share of $13.87. All repurchases were made in open market transactions. As of September 30, 2023, the Company has completed the purchase of all shares under the Share Repurchase Program.
Note 10 — Equity-based Compensation
The Company granted new awards during the three months ended September 30, 2023, consisting of 8,142 restricted stock units (“RSUs”). The Company granted new awards during the nine months ended September 30, 2023 consisting of 388,878 RSUs and 647,359 performance stock units (“PSUs”).
Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. Generally, the RSUs vest ratably in three installments on each of the first three anniversaries of the grant date. The PSUs vest after a three-year performance period. The number of PSUs that vest is contingent on the Company achieving certain performance goals, one being a market condition and the other being a performance condition. The number of PSU shares that vest may range from zero to 200% of the original grant, based upon the level of performance. The awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense.
The fair value of the total RSUs granted during the three months ended September 30, 2023 was less than $1 million. The fair value of the total RSUs, performance based PSUs, and market based PSUs granted during the nine months ended September 30, 2023 were $11 million, $11 million, and $9 million, respectively. The Company based the fair value of the RSUs and performance based PSUs on the Company’s stock price on the grant date.

The range of assumptions used for issued PSUs with a market condition valued using the Monte Carlo model were as follows:

Nine months ended
	September 30, 2023	September 24, 2022
Annual dividend yield	—%	—%
Expected term (years)	2.6 - 2.8	2.4 - 2.8
Risk-free interest rate	3.65% - 4.51%	2.32% - 3.05%
Expected volatility	37.9% - 38.8%	40.9% - 43.9%
Correlation to the index peer group	60.2% - 60.3%	50.7% - 59.5%
The Company recorded $3 million and $10 million of share-based compensation expense during the three and nine months ended September 30, 2023, respectively, and $5 million and $12 million during the three and nine months ended September 24, 2022, respectively, within selling, general and administrative expenses on the unaudited consolidated statements of operations.
Note 11—(Loss) Earnings Per Share
The Company calculates basic and diluted earnings (loss) per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Basic (loss) earnings per share:
Net (loss) income attributable to Driven Brands Holdings Inc.	$(799,311)	38,391	$(731,813)	15,790
Less: Net (loss) income attributable to participating securities, basic	(16,670)	809	(15,354)	335
Net (loss) income after participating securities, basic	(782,641)	37,583	(716,459)	15,455
Weighted-average common shares outstanding	162,398	162,760	162,698	162,768
Basic (loss) earnings per share	$(4.82)	$0.23	$(4.40)	$0.10

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Diluted (loss) earnings per share:
Net (loss) income attributable to Driven Brands Holdings Inc.	$(799,311)	$38,391	$(731,813)	$15,790
Less: Net (loss) income attributable to participating securities, diluted	(15,051)	721	(13,753)	299
Net (loss) income after participating securities, diluted	$(784,260)	$37,670	$(718,060)	$15,491
Weighted-average common shares outstanding	162,398	162,760	162,698	162,768
Dilutive effect of share-based awards	—	4,071	—	3,895
Weighted-average common shares outstanding, as adjusted	162,398	166,831	162,698	166,663
Diluted (loss) earnings per share	$(4.83)	$0.23	$(4.41)	$0.09

Basic (loss) earnings per share is computed by dividing the net (loss) income attributable to Driven Brands Holdings Inc. by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights.

As of September 30, 2023, the Company had 4,661,360 shares of performance awards that were contingent on performance conditions which had not yet been met, and therefore were excluded from the computation of weighted average shares for the three and nine months ended September 30, 2023.
For the three and nine months ended September 30, 2023, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would be antidilutive.
The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three Months Ended		Nine Months Ended
Number of securities (in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Restricted stock units	516	28	480	28
Stock Options	1,740	2,000	1,704	2,000
Total	2,256	2,028	2,184	2,028
Note 12—Income Taxes
The Company’s tax (benefit) provision is comprised of the most recent estimated annual effective tax rate applied to year-to-date ordinary (loss) income before taxes. The tax impacts of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur.
Income tax benefit was $152 million for the three months ended September 30, 2023 compared to an income tax expense of $14 million for the three months ended September 24, 2022. The effective income tax rate for the three months ended September 30, 2023 was 16.0% compared to 27.4% for the three months ended September 24, 2022. The net decrease in income tax expense and effective tax rate was primarily driven by the impairments recorded for the three months ended September 30, 2023.

Income tax benefit was $121 million for the nine months ended September 30, 2023 compared to an income tax expense of $9 million for the nine months ended September 24, 2022. The effective income tax rate for the nine months ended September 30, 2023 was 14.1% compared to 35.3% for the nine months ended September 24, 2022. The net decrease in income tax expense and effective tax rate was primarily driven by the increased impairments recorded for the nine months ended September 30, 2023.

Note 13—Subsequent Events

On October 30, 2023, the Company converted 2,438,643 options and 2,963,829 restricted stock awards granted at the time of the Company’s IPO that were originally eligible to vest based on the achievements of certain returns of our sponsor after it owned and controlled less than 50% of our outstanding stock to time-based awards that vest in full on April 30, 2025, subject to a continuous service requirement through the vesting date. The fair value of these options and restricted stock awards on the modification date was approximately $10 million and $33 million, respectively. Stock compensation expense will be recognized ratably over the vesting period.
The fair value of the modified stock options was estimated using a Black-Scholes option pricing model using the following assumptions:

Annual dividend yield	—%
Expected term (years)	6.5
Risk-free interest rate	4.82
Expected volatility	49.8
Exercise price	$22.00

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this quarterly report. We operate on a 52/53-week fiscal year, which ends on the last Saturday in December. The three months ended September 30, 2023 and September 24, 2022 were both 13 week periods. The nine months ended September 30, 2023 and September 24, 2022 were both 39 week periods.
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 5,000 locations across 49 U.S. states and 13 other countries. Our scaled, diversified platform fulfills an extensive range of core consumer and commercial automotive needs, including paint, collision, glass, and repair services, as well as a variety of high-frequency services, such as oil changes and car washes. We have continued to grow our base of consistent recurring revenue by adding new franchised and company-operated stores and growing same store sales. Driven Brands generated revenue of $581 million and $1.8 billion during the three and nine months ended September 30, 2023, an increase of 12% and 17% compared to the prior year periods, and system wide sales of $1.6 billion and $4.8 billion during the three and nine months ended September 30, 2023, an increase of 10% and 15% from the prior year periods. We continue to see strong margins within our Maintenance and Platform Services segments.
During the quarter ended September 30, 2023, management performed a strategic review of the U.S. car wash operations, which included, but was not limited to, an evaluation of the following: store performance, the competitive landscape, revenue and expense optimization opportunities, and capital requirements. As a result of this strategic review, management approved the closure of 29 stores, halted the opening of new company-operated stores, and began marketing property and equipment for sale that will not be utilized by the Company. These actions resulted in impairment charges of $111 million relating to property and equipment and right-of-use assets during the three months ended September 30, 2023 and the transfer of $271 million of assets from property and equipment to assets held for sale on the unaudited consolidated balance sheet as of September 30, 2023.
As a result of the evaluation performed above, as well as other qualitative and quantitative factors, including a decline in the stock price during the third quarter of 2023, management determined a triggering event had occurred requiring a step one quantitative analysis of the Company’s goodwill and indefinite lived intangible assets. Based on the results of our interim impairment analysis, we concluded the carrying value of the U.S. Car Wash reporting unit exceeded its fair value, and we recorded a full goodwill impairment charge of $851 million during the three months ended September 30, 2023.
Q3 2023 Three Months Ended Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Revenue increased 12% to $581 million, driven by same-store sales and net store growth.
•Consolidated same-store sales increased 6%.
•The Company added 55 net new stores during the quarter.
•Net Loss of $799 million or $4.83 loss per diluted share in the current quarter compared to Net Income of $38 million or $0.23 earnings per diluted share in the prior year period, primarily relating to impairment charges recorded in the current period.
•Adjusted Net Income “(non-GAAP)” decreased 39% to $34 million or $0.20 per diluted share. The decrease was primarily due to decreased margins within our Car Wash and Paint, Collision & Glass segments as well as increased interest and depreciation expense, partially offset by margin improvements within our Maintenance and Platform Services segments.
•Adjusted EBITDA “(non-GAAP)” decreased 2% to $127 million. The decrease was primarily due to decreased margins within our Car Wash and Paint, Collision & Glass segments, partially offset by margin improvements within the Maintenance and Platform Services segments.
Q3 2023 Nine Months Ended Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Revenue increased 17% to $1,750 million, driven by same-store sales and net store growth.
•Consolidated same-store sales increased 9%.
•The Company added 188 net new stores during the first nine months of 2023.

•Net Loss of $732 million or $4.41 loss per diluted share in the current year compared to Net Income of $16 million or $0.09 earnings per diluted share in the prior year period, primarily relating to impairments recorded in the current period.
•Adjusted Net Income “(non-GAAP)” decreased 23% to $125 million or $0.74 per diluted share. The decrease was primarily due to decreased margins within our Car Wash and Paint, Collision & Glass segments as well as increased interest and depreciation expense, partially offset by margin improvements within our Maintenance and Platform Services segments.
•Adjusted EBITDA “(non-GAAP)” increased 6% to $406 million. The increase was primarily due to improved margins in our Maintenance and Platform Services segments, partially offset by decreased margins within our Car Wash and Paint, Collision & Glass segments.
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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 5 in our consolidated financial statements for a reconciliation of income before taxes to Segment Adjusted EBITDA for the three and nine months ended September 30, 2023 and September 24, 2022.

The following table sets forth our key performance indicators for the three and nine months ended September 30, 2023 and September 24, 2022:

	Three Months Ended		Nine Months Ended
(in thousands, except store count or as otherwise noted)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$502,482	$411,452	$1,429,049	$1,167,717
Car Wash	141,714	138,704	459,840	453,026
Paint, Collision & Glass	845,644	781,199	2,554,216	2,164,749
Platform Services	119,199	130,751	327,911	352,865
Total	$1,609,039	$1,462,106	$4,771,016	$4,138,357
System-Wide Sales by Business Model:
Franchised Stores	$1,176,416	$1,080,426	$3,453,684	$3,022,370
Company-Operated Stores	389,041	341,211	1,159,685	957,487
Independently-Operated Stores	43,582	40,469	157,647	158,500
Total	$1,609,039	$1,462,106	$4,771,016	$4,138,357
Store Count
Store Count by Segment:
Maintenance	1,732	1,597	1,732	1,597
Car Wash	1,133	1,086	1,133	1,086
Paint, Collision & Glass	1,920	1,822	1,920	1,822
Platform Services	208	202	208	202
Total	4,993	4,707	4,993	4,707
Store Count by Business Model:
Franchised Stores	2,977	2,849	2,977	2,849
Company-Operated Stores	1,301	1,141	1,301	1,141
Independently-Operated Stores	715	717	715	717
Total	4,993	4,707	4,993	4,707
Same Store Sales %
Maintenance	9.1%	14.4%	10.8%	16.0%
Car Wash	(4.0%)	(9.0%)	(6.7%)	(1.8%)
Paint, Collision & Glass	8.6%	15.7%	13.3%	17.5%
Platform Services	(4.6%)	8.7%	(7.2%)	14.9%
Total	6.4%	11.9%	8.6%	14.7%
Segment Adjusted EBITDA
Maintenance	$86,493	$68,763	$245,232	$185,324
Car Wash	24,429	39,098	112,001	148,495
Paint, Collision & Glass	32,763	38,919	109,724	100,847
Platform Services	22,417	19,765	61,984	54,471
Adjusted EBITDA as a percentage of net revenue by segment
Maintenance	35.4%	34.2%	34.3%	32.3%
Car Wash	17.1%	27.9%	24.1%	32.4%
Paint, Collision & Glass	25.3%	34.4%	28.6%	35.0%
Platform Services	40.1%	38.0%	37.5%	36.7%
Total consolidated	21.9%	25.0%	23.2%	25.7%

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
Adjusted Net Income/Adjusted Earnings per Share. We define Adjusted Net Income as net income calculated in accordance with GAAP, adjusted for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges, amortization related to acquired intangible assets and the tax effect of the adjustments. Adjusted Earnings Per Share is calculated by dividing Adjusted Net Income by the weighted average shares outstanding. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.

The following table provides a reconciliation of Net (Loss) Income to Adjusted Net Income and Adjusted Earnings per Share:
Adjusted Net Income /Adjusted Earnings per Share

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net (loss) income	$(799,311)	$38,391	$(731,813)	$15,775
Acquisition related costs(a)	1,667	2,325	7,264	9,981
Non-core items and project costs, net(b)	1,486	851	6,113	3,436
Straight-line rent adjustment(c)	5,193	3,220	14,196	11,530
Cloud computing amortization(d)	991	—	991	—
Equity-based compensation expense(e)	2,681	5,308	9,730	12,159
Foreign currency transaction loss, net(f)	2,980	15,582	3	30,490
Bad debt recovery(g)	—	(449)	—	(449)
Goodwill impairment(h)	850,970	—	850,970	—
Trade name impairment(i)	—	—	—	125,450
Asset sale leaseback (gain) loss, impairment and closed store expenses(j)	125,473	(14,186)	119,637	(20,248)
Amortization related to acquired intangible assets(k)	9,252	7,212	23,564	18,284
Provision for uncertain tax positions(l)	—	—	—	76
Adjusted net income before tax impact of adjustments	201,382	58,254	300,655	206,484
Tax impact of adjustments(m)	(167,662)	(3,290)	(175,452)	(44,086)
Adjusted net income	33,720	54,964	125,203	162,398
Net loss attributable to non-controlling interest	—	—	—	(15)
Adjusted net income attributable to Driven Brands Holdings Inc.	$33,720	$54,964	$125,203	$162,413

Adjusted earnings per share
Basic	$0.20	$0.33	$0.75	$0.98
Diluted	$0.20	$0.32	$0.74	$0.96

Weighted average shares outstanding
Basic	162,398	162,760	162,698	162,768
Diluted	165,850	166,831	166,557	166,663
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, straight-line rent, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions.

The following table provides a reconciliation of Net (Loss) Income to Adjusted EBITDA:

Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net (loss) income	$(799,311)	$38,391	$(731,813)	$15,775
Income tax (benefit) expense	(151,818)	14,472	(120,572)	8,592
Interest expense, net	41,292	27,323	120,304	78,946
Depreciation and amortization	45,639	36,518	129,256	107,628
EBITDA	(864,198)	116,704	(602,825)	210,941
Acquisition related costs(a)	1,667	2,325	7,264	9,981
Non-core items and project costs, net(b)	1,486	851	6,113	3,436
Straight-line rent adjustment(c)	5,193	3,220	14,196	11,530
Cloud computing amortization(d)	991	—	991	—
Equity-based compensation expense(e)	2,681	5,308	9,730	12,159
Foreign currency transaction loss, net(f)	2,980	15,582	3	30,490
Bad debt recovery(g)	—	(449)	—	(449)
Goodwill impairment(h)	850,970	—	850,970	—
Trade name impairment(i)	—	—	—	125,450
Asset sale leaseback (gain) loss, impairment and closed store expenses(j)	125,473	(14,186)	119,637	(20,248)
Adjusted EBITDA	$127,243	$129,355	$406,079	$383,290
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
(b)     Consists of discrete items and project costs, including third party consulting and professional fees associated with strategic transformation initiatives as well as non-recurring payroll-related costs.
(c)     Consists of the non-cash portion of rent expense, which reflects the extent to which our straight-line rent expense recognized under U.S. GAAP exceeds or is less than our cash rent payments.
(d) Includes non-cash amortization expenses relating to cloud computing arrangements.
(e)     Represents non-cash equity-based compensation expense.
(f)    Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans, which are partially offset by unrealized gains and losses on remeasurement of cross currency swaps and forward contracts.
(g) Represents the recovery of previously uncollectible receivables outside of normal operations.
(h) Relates to goodwill impairment charges within the Car Wash segment. Refer to Note 6 for additional information.
(i)     Certain indefinite-lived Car Wash trade names were impaired as the Company elected to discontinue their use. Refer to Note 6 for additional information.
(j)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, assets held for sale, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates. Refer to Note 6 for additional information.
(k) Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the unaudited consolidated statements of operations.
(l) Represents amounts recorded for uncertain tax positions, inclusive of interest and penalties.

(m)      Represents the tax impact of adjustments associated with the reconciling items between net income and Adjusted Net Income, excluding the provision for uncertain tax positions. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 36% depending upon the tax attributes of each adjustment and the applicable jurisdiction.
Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 24, 2022
We recognized a net loss of $799 million, or $4.83 loss per diluted share, for the three months ended September 30, 2023, compared to net income of $38 million, or $0.23 earnings per diluted share, for the three months ended September 24, 2022. This decrease was primarily due to non-cash impairment charges of $851 million included in the Car Wash segment and $111 million of asset impairment charges, relating to Car Wash assets for the 29 approved store closures, underperforming stores, and assets held for sale in the current period. In addition, during the three months ended September 30, 2023 the company recorded a loss on sale or disposals of fixed assets of approximately $14 million compared to a gain of $17 million during the three months ended September 24, 2022, primarily relating to sale leaseback transactions and a gain on the sale of CARSTAR company-operated stores in the prior year. Interest expense increased $14 million, primarily relating to a higher variable interest rate on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022 and depreciation and amortization relating to capital expenditures and business acquisitions over the prior 12 months increased $9 million. Operating margins for company-operated stores decreased, primarily within the Car Wash and Paint, Collision & Glass segments. These expenses were partially offset by a decrease in tax expense of $166 million and reduced losses for foreign exchange of $13 million as well as an increase in revenue related to same store sales growth, unit growth from the U.S. glass and car wash acquisitions in the trailing twelve month period, and organic store count growth.
Adjusted net income was $34 million for the three months ended September 30, 2023, a decrease of $21 million, compared to $55 million for the three months ended September 24, 2022. The decrease was primarily due to reduced operating margins for company-operated stores within the Car Wash and Paint, Collision & Glass segments, higher interest expense, relating to a higher variable interest rate on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022, and increased depreciation relating to capital expenditures and business acquisitions over the prior 12 months. These expenses were partially offset by an increase in revenue related to same store sales growth, unit growth from the U.S. glass and car wash acquisitions in the trailing twelve month period, and organic store count growth.
Adjusted EBITDA was $127 million for the three months ended September 30, 2023, a decrease of $2 million, compared to $129 million for the three months ended September 24, 2022. The decrease in Adjusted EBITDA was primarily due to reduced operating margins for company-operated stores within the Car Wash and Paint, Collision & Glass segments, partially offset by an increase in revenue related to same store sales growth, unit growth from the U.S. glass and car wash acquisitions in the trailing twelve month period, and organic store count growth.
To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the unaudited Consolidated Statements of Operations. Certain percentages presented in this section have been rounded, therefore, totals may not equal the sum of the line items in the tables below.
Revenue

	Three Months Ended
(in thousands)	September 30, 2023	% of Net Revenues	September 24, 2022	% of Net Revenues
Franchise royalties and fees	$47,362	8.1%	$45,562	8.8%
Company-operated store sales	389,041	67.0%	341,211	66.1%
Independently-operated store sales	43,582	7.5%	40,469	7.8%
Advertising fund contributions	27,121	4.7%	22,018	4.3%
Supply and other revenue	73,928	12.7%	67,334	13.0%
Total revenue	$581,034	100.0%	$516,594	100.0%

Franchise Royalties and Fees
Franchise royalties and fees increased $2 million, or 4%, primarily due to same store sales growth and a net increase of 128 franchise stores. Franchise system-wide sales increased by $96 million or 9%.
Company-operated Store Sales
Company-operated store sales increased $48 million, or 14%, of which $32 million and $16 million related to the Maintenance and Paint, Collision & Glass segments, respectively. The sales increase in the Maintenance segment was primarily due to same store sales growth and 50 net new company-operated stores. The sales increase in the Paint, Collision & Glass segment was primarily due to same store sales growth as well as net store growth from the 2022 U.S. glass acquisitions. Car Wash sales were flat year over year as a result of sales from 49 net new company-operated stores offset by decreased same store sales. In aggregate, the Company added 160 company-operated stores year-over-year.
Independently-operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) increased by $3 million, or 8%, primarily due to an increase in same store sales as a result of improved product mix and price as well as a favorable impact from foreign exchange.
Advertising Fund Contributions
Advertising fund contributions increased by $5 million, or 23%, primarily due to an increase in franchise system-wide sales of approximately $96 million, or 9%, from same store sales growth and additional net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.
Supply and Other Revenue
Supply and other revenue increased $7 million, or 10%, primarily from growth in product and service revenue within the Platform Services segment due to an increase in system-wide sales growth and 135 net new stores within the Maintenance segment.

Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2023	% of Net Revenues	September 24, 2022	% of Net Revenues
Company-operated store expenses	$262,282	45.1%	$209,562	40.6%
Independently-operated store expenses	25,773	4.4%	23,254	4.5%
Advertising fund expenses	27,121	4.7%	22,018	4.3%
Supply and other expenses	38,816	6.7%	41,042	7.9%
Selling, general, and administrative expenses	123,012	21.2%	82,460	16.0%
Acquisition related costs	1,667	0.3%	2,325	0.5%
Store opening costs	1,372	0.2%	753	0.1%
Depreciation and amortization	45,639	7.9%	36,518	7.1%
Goodwill impairment	850,970	146.5%	—	—%
Trade name impairment	—	—%	—	—%
Asset impairment charges and lease terminations	111,239	19.1%	2,894	0.6%
Total operating expenses	$1,487,891	256.1%	$420,826	81.5%
Company-operated Store Expenses
Company-operated store expenses increased $53 million, or 25%, primarily due to increased operations relating to 160 company-operated stores added in the trailing twelve months as well as product mix, increased operating costs for rent expense at properties converted to leases through prior year sale leasebacks, and increased labor costs.
Independently-operated Store Expenses
Independently-operated store expenses, which are entirely related to the Car Wash segment, increased $3 million, or 11%, primarily due to an increase in same store sales and increased supplies and utility expenses.
Advertising Fund Expenses
Advertising fund expenses increased $5 million, or 23%, which is commensurate to the increase in advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses decreased $2 million, or 5%, due to inventory cost savings in the current period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $41 million, or 49%, primarily due to a loss on sale or disposals of fixed assets of approximately $14 million in the current period compared to a gain of $17 million during the prior year period, relating to sale leaseback transactions and a gain on the sale of CARSTAR company-operated stores in the prior year as well as increased marketing expenses, increased employee compensation and other employee-related expenses, and increased professional fees.
Acquisition Related Costs
Acquisition related costs decreased $1 million, or 28%, primarily due to decreased acquisition activity in the current year compared to the prior year.
Store Opening Costs
Store opening costs increased by less than $1 million, or 82%, primarily due to costs associated with converting stores from U.S. glass acquisitions to the Auto Glass Now (“AGN”) brand and costs associated with opening new U.S. glass company-operated stores.

Depreciation and Amortization
Depreciation and amortization expense increased $9 million, or 25%, due to a one-time adjustment of $4 million for property and equipment placed in service in the current period relating primarily to the first half of 2023, additional fixed assets and finite-lived intangible assets recognized in conjunction with recent acquisitions, and higher capital expenditures, primarily related to car wash site development.
Goodwill Impairment
Goodwill impairment charge of $851 million is directly attributable to our Car Wash segment. For more information, refer to Note 6 in our consolidated financial statements included in this 10-Q.
Asset Impairment Charges and Lease Terminations
Asset impairment charges and lease terminations increased $108 million for the three months ended September 30, 2023 compared to the three months ended September 24, 2022. Impairments in the current period primarily related to property and equipment and right-of-use assets relating to 29 stores management approved for closure, underperforming stores, and impairments relating to assets held for sale or abandoned within the Car Wash segment. The prior period consisted of impairments related to certain property and equipment and operating lease right-of-use assets at closed locations.
Interest Expense, Net

	Three Months Ended
(in thousands)	September 30, 2023	% of Net Revenues	September 24, 2022	% of Net Revenues
Interest expense, net	$41,292	7.1%	$27,323	5.3%
Interest expense, net increased $14 million, or 51%, primarily as a result of increased interest rates on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022 and increased borrowings and interest rates on the Revolving Credit Facility in the current period.
Loss on Foreign Currency Transactions, Net

	Three Months Ended
	September 30, 2023	% of Net Revenues	September 24, 2022	% of Net Revenues
Loss on foreign currency transactions, net	$2,980	0.5%	$15,582	3.0%
The loss on foreign currency transactions for the three months ended September 30, 2023 was primarily comprised of transaction losses in our foreign operations of $5 million, partially offset by a gain of $2 million on foreign currency hedges. The loss on foreign currency transactions for the three months ended September 24, 2022 was comprised of a $18 million net remeasurement loss on our non U.S. dollar entities including third party long-term debt and intercompany notes, partially offset by a gain of $3 million on foreign currency hedges.
Income Tax (Benefit) Expense

	Three Months Ended
(in thousands)	September 30, 2023	% of Net Revenues	September 24, 2022	% of Net Revenues
Income tax (benefit) expense	$(151,818)	(26.1%)	$14,472	2.8%
Income tax benefit was $152 million for the three months ended September 30, 2023 compared to income tax expense of $14 million for the three months ended September 24, 2022. The effective income tax rate for the three months ended September 30, 2023 was 16.0% compared to 27.4% for the three months ended September 24, 2022. The decrease in income tax expense and effective tax rate was primarily driven by impairments recorded for the three months ended September 30, 2023.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 24, 2022
We recognized a net loss of $732 million, or $4.41 loss per diluted share for the nine months ended September 30, 2023, compared to a net income of $16 million, or $0.09 earnings per diluted share, for the nine months ended September 24, 2022. This decrease was primarily due to a non-cash impairment charge of $851 million included in the Car Wash segment and $117 million of asset impairment charges, primarily relating to Car Wash assets for the 29 approved store closures, underperforming stores, and assets held for sale in the current period, partially offset by a $125 million non-cash impairment charge related to the change in intended use of certain existing Car Wash trade names migrating to the Take 5 Car Wash brand in the prior period. In addition, during the nine months ended September 30, 2023 the company recorded a loss on sale or disposals of fixed assets of approximately $2 million compared to a gain of $23 million during the nine months ended September 24, 2022, primarily relating to sale leaseback transactions and a gain on the sale of CARSTAR company-operated stores in the prior year. Interest expense increased $41 million, primarily relating to a higher variable interest rate on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022 and depreciation and amortization relating to capital expenditures and business acquisitions over the prior 12 months increased $22 million. Operating margins for company-operated stores decreased, primarily within the Car Wash and Paint, Collision & Glass segments. These expenses were partially offset by a decrease in tax expense of $129 million and reduced losses for foreign exchange of $30 million as well as an increase in revenue related to same store sales growth, unit growth from the U.S. glass and car wash acquisitions in the trailing twelve month period, and organic store count growth.
Adjusted net income was $125 million for the nine months ended September 30, 2023, a decrease of $37 million, compared to $162 million for the nine months ended September 24, 2022. This decrease was primarily due to reduced operating margins and increased marketing expenditures for company-operated stores, primarily within the Car Wash and Paint, Collision & Glass segments, higher interest expense, relating to a higher variable interest rate on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022, and increased depreciation relating to capital expenditures and business acquisitions over the prior 12 months. These expenses were partially offset by an increase in revenue related to same store sales growth, unit growth from the U.S. glass and car wash acquisitions in the trailing twelve month period, and organic store count growth.
Adjusted EBITDA was $406 million for the nine months ended September 30, 2023, an increase of $23 million, compared to $383 million for the nine months ended September 24, 2022. The increase in Adjusted EBITDA was primarily due to an increase in revenue related to same store sales growth, unit growth from the U.S. glass and car wash acquisitions in the trailing twelve month period, and organic store count growth, partially offset by reduced operating margins and increased marketing expenditures for company-operated stores, primarily within the Car Wash and Paint, Collision & Glass segments.
To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations.
Revenue

	Nine Months Ended
(in thousands)	September 30, 2023	% of Net Revenues	September 24, 2022	% of Net Revenues
Franchise royalties and fees	$140,682	8.0%	$128,300	8.6%
Company-operated store sales	1,159,685	66.3%	957,487	64.1%
Independently-operated store sales	157,647	9.0%	158,500	10.6%
Advertising fund contributions	73,547	4.2%	63,807	4.3%
Supply and other revenue	218,791	12.5%	185,447	12.4%
Total revenue	$1,750,352	100.0%	$1,493,541	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased $12 million, or 10%, primarily due to same store sales growth and net increase of 128 franchised stores. Franchised system-wide sales increased $431 million, or 14%.
Company-operated Store Sales
Company-operated store sales increased $202 million, or 21%, of which $108 million, $87 million, and $8 million related to the Maintenance, Paint, Collision & Glass, and Car Wash segments, respectively. The sales increase in the

Maintenance segment was primarily due to same store sales growth and 50 net new company-operated stores. The sales increase in the Paint, Collision & Glass segment was primarily due to same store sales growth as well as net store growth primarily from the 2022 U.S. glass acquisitions and net new store openings in the current year. The sales increase in the Car Wash segment was primarily driven by the addition of 49 net new company-operated stores primarily due to acquisitions and greenfield openings in the trailing twelve months, which was partially offset by a decrease in same store sales. In aggregate, the Company added 160 company-operated stores year-over-year.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) decreased $1 million, or 1%, primarily due to a decrease in same store sales.
Advertising Fund Contributions
Advertising fund contributions increased by $10 million, or 15%, primarily due to an increase in franchise system-wide sales of approximately $431 million, or 14%, from same store sales growth and an additional 128 net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.
Supply and Other Revenue
Supply and other revenue increased $33 million, or 18%, primarily due to growth in product and service revenue within the Platform Services, Paint, Collision & Glass, and Maintenance segments due to an increase in system-wide sales.
Operating Expenses

		Nine Months Ended
(in thousands)		September 30, 2023		% of Net Revenues		September 24, 2022		% of Net Revenues
Company-operated store expenses		$762,731		43.6%		$580,368		38.9%
Independently-operated store expenses		87,095		5.0%		85,396		5.7%
Advertising fund expenses		73,547		4.2%		63,807		4.3%
Supply and other expenses		118,188		6.8%		109,616		7.3%
Selling, general, and administrative expenses		332,155		19.0%		272,657		18.3%
Acquisition related costs		7,264		0.4%		9,981		0.7%
Store opening costs		3,774		0.2%		1,925		0.1%
Depreciation and amortization		129,256		7.4%		107,628		7.2%
Goodwill impairment	850,970	850,970	$1	48.6%	—	—	0	—%
Trade name impairment charges		—		—%		125,450		8.4%
Asset impairment charges		117,450		6.7%		2,910		0.2%
Total operating expenses		$2,482,430		141.8%		$1,359,738		91.0%
Company-Operated Store Expenses
Company-operated store expenses increased $182 million, or 31%, primarily due to increased operations relating to 160 company-operated stores added in the trailing twelve months as well as increased operating costs for rent expense at properties converted to leases through prior year sale leasebacks and increased labor costs.
Independently-Operated Store Expenses
Independently-operated store expenses, which are entirely related to the Car Wash segment, increased $2 million, or 2%, primarily due to increased utility and supplies expenses.
Advertising Fund Expenses
Advertising fund expenses increased $10 million, or 15%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.

Supply and Other Expenses
Supply and other expenses increased $9 million, or 8%, due to an increase in supply and other revenue as well as higher freight costs incurred in the Platform Services segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $59 million, or 22%, primarily due to a loss on sale or disposals of fixed assets of approximately $2 million in the current period compared to a gain of $23 million in the prior year, relating to sale leaseback transactions and a gain on the sale of CARSTAR company-operated stores in the prior year as well as increased professional fees, marketing expenses, infrastructure costs, travel costs, and increased employee compensation and other employee-related expenses from increased headcount and acquisitions.
Acquisition Related Costs
Acquisition related costs decreased $3 million, or 27% due to decreased acquisition activity in the current year compared to the prior year.
Store Opening Costs
Store opening costs increased by $2 million, or 96%, primarily due to costs associated with converting stores from U.S. glass acquisitions to the AGN brand and costs associated with opening new U.S. glass and U.S. car wash company-operated stores.
Depreciation and Amortization
Depreciation and amortization expense increased $22 million, or 20%, due to additional fixed assets and finite-lived intangible assets recognized in conjunction with recent acquisitions and higher capital expenditures, primarily related to oil change and car wash site development.
Goodwill Impairment
Goodwill impairment charge of $851 million is directly attributable to our Car Wash segment. For more information, refer to Note 6 in our consolidated financial statements included in this 10-Q.
Trade Name Impairment Charges
During the nine months ended September 24, 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore are discontinuing the use of certain Car Wash trade names that had indefinite lives. As a result, the Company recognized a $125 million non-cash impairment charge.
Asset Impairment Charges
Asset impairment charges increased by $115 million. Impairments in the current period primarily related to property and equipment and right-of-use assets relating to 29 stores management approved for closure, underperforming stores, and impairments relating to assets held for sale or abandoned within the Car Wash segment. The prior period consisted of impairments related to certain property and equipment and operating lease right-of-use assets at closed locations.
Interest Expense, Net

	Nine Months Ended
(in thousands)	September 30, 2023	% of Net Revenues	September 24, 2022	% of Net Revenues
Interest expense, net	$120,304	6.9%	$78,946	5.3%
Interest expense, net increased $41 million, or 52%, primarily as a result of increased interest rates on the Term Loan Facility in the current period as well as interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022.

Loss on Foreign Currency Transactions, Net

	Nine Months Ended
(in thousands)	September 30, 2023	% of Net Revenues	September 24, 2022	% of Net Revenues
Loss on foreign currency transactions, net	$3	—%	$30,490	2.0%
The loss on foreign currency transactions for the nine months ended September 30, 2023 was primarily comprised of transaction losses in our foreign operations of $4 million, partially offset by a gain of $4 million on foreign currency hedges. The loss on foreign currency transactions for the nine months ended September 24, 2022 was comprised of a $33 million net remeasurement loss on our non U.S. dollar entities including third party long-term debt and intercompany notes, partially offset by a gain of $3 million on foreign currency hedges.
Income Tax (Benefit) Expense

	Nine Months Ended
(in thousands)	September 30, 2023	% of Net Revenues	September 24, 2022	% of Net Revenues
Income tax (benefit) expense	$(120,572)	(6.9%)	$8,592	0.6%
Income tax benefit was $121 million for the nine months ended September 30, 2023 compared to an income tax expense of $9 million for the nine months ended September 24, 2022. The effective income tax rate for the nine months ended September 30, 2023 was 14.1% compared to 35.3% for the nine months ended September 24, 2022. The net decrease in income tax expense and effective tax rate was primarily driven by the increased impairments recorded for the nine months ended September 30, 2023.

Segment Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 24, 2022
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. In addition, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA is a supplemental measure of the operating performance of our segments and may not be comparable to similar measures reported by other companies.
Maintenance

	Three Months Ended		2023	2022
(in thousands, unless otherwise noted)	September 30, 2023	September 24, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$14,566	$11,625	6.0%	5.8%
Company-operated store sales	204,460	172,162	83.6%	85.7%
Supply and other revenue	25,333	17,035	10.4%	8.5%
Total revenue	$244,359	$200,822	100.0%	100.0%
Segment Adjusted EBITDA	$86,493	$68,763	35.4%	34.2%

System-Wide Sales			Change
Franchised stores	$298,022	$239,290	$58,732	24.5%
Company-operated stores	204,460	172,162	32,298	18.8%
Total System-Wide Sales	$502,482	$411,452	$91,030	22.1%

Store Count (in whole numbers)			Change
Franchised stores	1,108	1,023	85	8.3%
Company-operated stores	624	574	50	8.7%
Total Store Count	1,732	1,597	135	8.5%
Same Store Sales %	9.1%	14.4%
Maintenance revenue increased $44 million, or 22%, for the three months ended September 30, 2023, as compared to the three months ended September 24, 2022. Franchise royalties and fees increased by $3 million primarily due to a $59 million, or 25%, increase in franchised system-wide sales from same store sales growth and 85 net new franchise stores. Company-operated store sales increased by $32 million, or 19%, primarily due to same store sales growth and 50 net new company-operated stores. Supply and other revenue increased by $8 million, or 49%, primarily due to higher system-wide sales from franchised stores.
Maintenance Segment Adjusted EBITDA increased $18 million, or 26%, primarily due to revenue growth, cost management, and operational leverage. We continue to utilize an efficient labor model at company-operated locations.

Car Wash

	Three Months Ended		2023	2022
(in thousands, unless otherwise noted)	September 30, 2023	September 24, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	$98,132	$98,235	68.7%	70.0%
Independently-operated store sales	43,582	40,469	30.5%	28.9%
Supply and other revenue	1,099	1,599	0.8%	1.1%
Total revenue	$142,813	$140,303	100.0%	100.0%
Segment Adjusted EBITDA	$24,429	$39,098	17.1%	27.9%

System-Wide Sales			Change
Company-operated stores	98,132	98,235	$(103)	(0.1%)
Independently-operated stores	43,582	40,469	3,113	7.7%
Total System-Wide Sales	$141,714	$138,704	$3,010	2.2%

Store Count (in whole numbers)			Change
Company-operated stores	418	369	49	13.3%
Independently-operated stores	715	717	(2)	(0.3%)
Total Store Count	1,133	1,086	47	4.3%
Same Store Sales %	(4.0%)	(9.0%)

Car Wash Segment revenue increased by $3 million, or 2%, driven by an increase in same store sales within independently-operated store sales, the addition of 49 net new company-operated stores primarily due to acquisitions and greenfield openings in the trailing twelve months, and a favorable impact from foreign exchange, partially offset by decreased same store sales within company-operated store sales.
Car Wash is comprised of car wash sites throughout the United States, Europe, and Australia with varying geographical, economical, and political factors, which could impact the results of the business. Our U.S. Car Wash locations have experienced softening retail demand, increased competitive pressures and negative weather patterns, which have contributed to negative same store sales, as well as political disruptions in our international locations resulting in increased costs and reduced operational results. We perform site reviews, as required, to evaluate operational efficiencies and these reviews could result in future impairment charges.
During the quarter ended September 30, 2023, management performed a strategic review of the U.S. car wash operations, which included, but was not limited to, an evaluation of the following: store performance, the competitive landscape, revenue and expense optimization opportunities, and capital requirements. As a result of this strategic review, management approved the closure of 29 stores, halted the opening of new company-operated stores, and began marketing property and equipment for sale that will not be utilized by the Company.
Car Wash Segment Adjusted EBITDA decreased by $15 million, or 38%, primarily driven by decreased same store sales within company-operated store sales and increased company-operated store costs primarily relating to rent expense for properties included in sale-leaseback transactions in the trailing twelve months, increased expenses relating to supplies and utilities, and increased labor relating to the 49 net new U.S. company-operated stores in the trailing twelve months.

Paint, Collision & Glass

	Three Months Ended		2023	2022
(in thousands, unless otherwise noted)	September 30, 2023	September 24, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$23,799	$24,055	18.4%	21.2%
Company-operated store sales	85,207	69,383	65.8%	61.3%
Supply and other revenue	20,408	19,782	15.8%	17.5%
Total revenue	$129,414	$113,220	100.0%	100.0%
Segment Adjusted EBITDA	$32,763	$38,919	25.3%	34.4%

System-Wide Sales			Change
Franchised stores	$760,437	$711,816	$48,621	6.8%
Company-operated stores	85,207	69,383	15,824	22.8%
Total System-Wide Sales	$845,644	$781,199	$64,445	8.2%

Store Count (in whole numbers)			Change
Franchised stores	1,662	1,625	37	2.3%
Company-operated stores	258	197	61	31.0%
Total Store Count	1,920	1,822	98	5.4%
Same Store Sales %	8.6%	15.7%
Paint, Collision & Glass revenue increased $16 million, or 14%, for the three months ended September 30, 2023, as compared to the three months ended September 24, 2022. The company-operated store sales increased $16 million, or 23%, as a result of U.S. glass acquisitions in the trailing twelve months, partially offset by sales relating to company-operated CARSTAR stores sold in 2022. Franchise royalties and fees remained flat, primarily due to a $49 million, or 7%, increase in franchise system-wide sales generated by same store sales growth and 37 net new franchise stores, offset by a decrease in average royalty rates. Supply and other revenue increased by less than $1 million, or 3%, due to higher product sales resulting from an increase in system-wide sales.
We entered the U.S. glass market in the first quarter of 2022 through the acquisition of Auto Glass Now and have quickly become the second largest player in the auto glass servicing category. Since entering the market, we have completed 12 acquisitions and as of September 30, 2023 we have 234 glass stores. We have continued to integrate these acquisitions, standardize operations, and rebrand to the Auto Glass Now brand name throughout 2023. Due to the size and complexity of these acquisitions, the integrations have taken longer than planned resulting in less revenue and cost efficiencies than expected in the current period. We perform site reviews, as required, to evaluate operational efficiencies and these reviews could result in future impairment charges.
Paint, Collision & Glass Segment Adjusted EBITDA decreased $6 million, or 16%, primarily due to higher employee related costs and reduced volume associated with company-operated stores, partially offset by revenue growth from acquisitions and same store sales growth.

Platform Services

	Three Months Ended		2023	2022
(in thousands, unless otherwise noted)	September 30, 2023	September 24, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$8,997	$9,882	16.1%	19.0%
Company-operated store sales	1,242	1,431	2.2%	2.8%
Supply and other revenue	45,695	40,686	81.7%	78.2%
Total revenue	$55,934	$51,999	100.0%	100.0%
Segment Adjusted EBITDA	$22,417	$19,765	40.1%	38.0%

System-Wide Sales			Change
Franchised stores	$117,957	$129,320	$(11,363)	(8.8%)
Company-operated stores	1,242	1,431	(189)	(13.2%)
Total System-Wide Sales	$119,199	$130,751	$(11,552)	(8.8%)

Store Count (in whole numbers)			Change
Franchised stores	207	201	6	3.0%
Company-operated stores	1	1	—	—%
Total Store Count	208	202	6	3.0%
Same Store Sales %	(4.6%)	8.7%
Platform Services revenue increased $4 million, or 8%, driven by an increase in total company system-wide sales and new product offerings that resulted in increased product purchases.
Platform Services Segment Adjusted EBITDA increased $3 million, or 13%, primarily driven by revenue growth, cost management, and operational leverage.

Segment Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 24, 2022
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Additionally, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Maintenance

	Nine Months Ended		2023	2022
(in thousands, unless otherwise noted)	September 30, 2023	September 24, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$41,224	$32,586	5.8%	5.7%
Company-operated store sales	605,393	497,638	84.7%	86.7%
Supply and other revenue	67,737	43,645	9.5%	7.6%
Total revenue	$714,354	$573,869	100.0%	100.0%
Segment Adjusted EBITDA	$245,232	$185,324	34.3%	32.3%

System-Wide Sales			Change
Franchised stores	$823,656	$670,079	$153,577	22.9%
Company-operated stores	605,393	497,638	107,755	21.7%
Total System-Wide Sales	$1,429,049	$1,167,717	$261,332	22.4%

Store Count (in whole numbers)			Change
Franchised stores	1,108	1,023	85	8.3%
Company-operated stores	624	574	50	8.7%
Total Store Count	1,732	1,597	135	8.5%
Same Store Sales %	10.8%	16.0%
Maintenance revenue increased $140 million, or 24%, driven primarily by a $108 million increase in company-operated store sales from same store sales growth and 50 net new company-operated stores. Supply and other revenue increased by $24 million, or 55%, primarily due to higher system-wide sales from franchised stores. Franchise royalties and fees increased by $9 million, or 27%, primarily due to the $154 million, or 23%, increase in franchised system-wide sales from same store sales growth and 85 net new franchise stores.
Maintenance Segment Adjusted EBITDA increased $60 million, or 32%, primarily due to revenue growth, cost management, and operational leverage utilizing our efficient labor model at company-operated locations.

Car Wash

	Nine Months Ended		2023	2022
(in thousands, unless otherwise noted)	September 30, 2023	September 24, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	302,193	294,526	65.1%	64.3%
Independently-operated store sales	157,647	158,500	33.9%	34.6%
Supply and other revenue	4,708	5,131	1.0%	1.1%
Total revenue	$464,548	$458,157	100.0%	100.0%
Segment Adjusted EBITDA	$112,001	$148,495	24.1%	32.4%

System-Wide Sales			Change
Company-operated stores	$302,193	294,526	$7,667	2.6%
Independently-operated stores	157,647	158,500	(853)	(0.5%)
Total System-Wide Sales	$459,840	$453,026	$6,814	1.5%

Store Count (in whole numbers)			Change
Company-operated stores	418	369	49	13.3%
Independently-operated stores	715	717	(2)	(0.3%)
Total Store Count	1,133	1,086	47	4.3%
Same Store Sales %	(6.7%)	(1.8%)

Car Wash segment revenue increased $6 million, or 1%, driven by the addition of 49 net new company-operated stores primarily due to acquisitions and greenfield openings in the trailing twelve months, which was partially offset by a 6.7% decrease in same store sales.
Car Wash is comprised of car wash sites throughout the United States, Europe, and Australia with varying geographical, economical, and political factors, which could impact the results of the business. Our U.S. Car Wash locations have experienced softening retail demand, increased competitive pressures and negative weather patterns, which have contributed to negative same store sales, as well as political disruptions in our international locations resulting in increased costs and reduced operational results. We perform site reviews, as required, to evaluate operational efficiencies and these reviews could result in future impairment charges.
During the quarter ended September 30, 2023, management performed a strategic review of the U.S. car wash operations, which included, but was not limited to, an evaluation of the following: store performance, the competitive landscape, revenue and expense optimization opportunities, and capital requirements. As a result of this strategic review, management approved the closure of 29 stores, halted the opening of new company-operated stores, and began marketing property and equipment for sale that will not be utilized by the Company.
Car Wash Segment Adjusted EBITDA decreased by $36 million, or 25%, primarily driven by decreased same store sales within company-operated store sales, increased company-operated store costs primarily relating to employee compensation, rent expense for properties included in sale-leaseback transactions in the trailing twelve months, and increased expenses relating to supplies and utilities.

Paint, Collision & Glass

	Nine Months Ended		2023	2022
(in thousands, unless otherwise noted)	September 30, 2023	September 24, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$74,627	$69,025	19.5%	24.0%
Company-operated store sales	248,796	161,348	64.9%	56.0%
Supply and other revenue	59,952	57,577	15.6%	20.0%
Total revenue	$383,375	$287,950	100.0%	100.0%
Segment Adjusted EBITDA	$109,724	$100,847	28.6%	35.0%

System-Wide Sales			Change
Franchised stores	$2,305,420	$2,003,401	$302,019	15.1%
Company-operated stores	248,796	161,348	87,448	54.2%
Total System-Wide Sales	$2,554,216	$2,164,749	$389,467	18.0%

Store Count (in whole numbers)			Change
Franchised stores	1,662	1,625	37	2.3%
Company-operated stores	258	197	61	31.0%
Total Store Count	1,920	1,822	98	5.4%
Same Store Sales %	13.3%	17.5%
Paint, Collision & Glass revenue increased $95 million, or 33%, for the nine months ended September 30, 2023, as compared to the nine months ended September 24, 2022. Company-operated store revenue increased $87 million, or 54%, primarily as a result of U.S. glass acquisitions in the trailing twelve months, partially offset by sales relating to company-operated CARSTAR stores sold in 2022. Franchise royalties and fees revenue increased $6 million, or 8%, primarily due to a $302 million, or 15%, increase in franchised system-wide sales from same store sales growth. Supply and other revenue increased $2 million, or 4%, due to same store sales growth and higher franchise income resulting from an increase in system-wide sales.
We entered the U.S. glass market in the first quarter of 2022 through the acquisition of Auto Glass Now and have quickly become the second largest player in the auto glass servicing category. Since entering the market, we have completed 12 acquisitions and as of September 30, 2023 we have 234 glass stores. We have continued to integrate these acquisitions, standardize operations, and rebrand to the Auto Glass Now brand name throughout 2023. Due to the size and complexity of these acquisitions, the integrations have taken longer than planned resulting in lower revenue and less cost efficiencies than expected in the current period. We perform site reviews, as required, to evaluate operational efficiencies and these reviews could result in future impairment charges.
Paint, Collision & Glass Segment Adjusted EBITDA increased $9 million, or 9%, primarily due to revenue growth from acquisitions and same store sales growth, partially offset by higher employee related costs and reduced volume associated with company-operated stores.

Platform Services

	Nine Months Ended		2023	2022
(in thousands, unless otherwise noted)	September 30, 2023	September 24, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$24,831	$26,689	15.0%	18.0%
Company-operated store sales	3,303	3,975	2.0%	2.7%
Supply and other revenue	137,171	117,704	83.0%	79.3%
Total revenue	$165,305	$148,368	100.0%	100.0%
Segment Adjusted EBITDA	$61,984	$54,471	37.5%	36.7%

System-Wide Sales			Change
Franchised stores	$324,608	$348,890	$(24,282)	(7.0%)
Company-operated stores	3,303	3,975	(672)	(16.9%)
Total System-Wide Sales	$327,911	$352,865	$(24,954)	(7.1%)

Store Count (in whole numbers)			Change
Franchised stores	207	201	6	3.0%
Company-operated stores	1	1	—	—%
Total Store Count	208	202	6	3.0%
Same Store Sales %	(7.2%)	14.9%

Platform Services revenue increased $17 million, or 11%, driven primarily by an increase in total company system-wide sales that resulted in increased product purchases.
Platform Services Segment Adjusted EBITDA increased $8 million, or 14%, primarily driven by a combination of revenue growth, cost management, and operational leverage.

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
Driven Brands Funding, LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with our securitization senior notes. Our term loan facility and Revolving Credit Facility also have certain qualitative covenants. As of September 30, 2023, the Co-Issuers and Driven Holdings were in compliance with all such covenants under their respective credit agreements.
At September 30, 2023, the Company had total liquidity of $387 million, which included $211 million in cash, and cash equivalents, and $91 million and $85 million of undrawn capacity on its 2019 VFN and Revolving Credit Facility, respectively. This does not include the additional $135 million Series 2022-1 Class A-1 Notes that expand our variable funding note borrowing capacity when the company elects to exercise it, assuming certain conditions continue to be met.
The following table illustrates the main components of our cash flows for the nine months ended September 30, 2023 and September 24, 2022:

	Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022
Net cash provided by operating activities	$212,033	$167,652
Net cash used in investing activities	(361,207)	(771,768)
Net cash provided by financing activities	147,850	282,580
Effect of exchange rate changes on cash	365	(7,705)
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(959)	$(329,241)
Operating Activities
Net cash provided by operating activities was $212 million for the nine months ended September 30, 2023 compared to $168 million for the nine months ended September 24, 2022. The increase was due to a $56 million payment for transaction costs associated with the AGN acquisition during the nine months ended September 24, 2022, partially offset by higher net working capital in the current period.
Investing Activities
Net cash used in investing activities was $361 million for the nine months ended September 30, 2023 compared to $772 million for the nine months ended September 24, 2022. The decrease was due to a $598 million decrease in net cash paid for acquisitions and a $22 million increase in proceeds from sale-leaseback transactions, partially offset by a $206 million increase in capital expenditures, primarily relating to building new company-operated stores and remodeling and improving existing stores.
Financing Activities
Net cash provided by financing activities was $148 million for the nine months ended September 30, 2023 primarily related to net borrowings on the revolving credit facility of $215 million, partially offset by share repurchases of $50 million and repayments of long-term debt of $21 million. Net cash provided by financing activities was $283 million for the nine months ended September 24, 2022 primarily related to net borrowings on the revolving credit facility of $300 million, partially offset by repayments of long-term debt of $16 million. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.

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
Because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreement is dependent on the ability of our subsidiaries to make distributions to us. The securitized debt facility may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the tax receivable agreement. To the extent that we are unable to make payments under the tax receivable agreement because of restrictions under our outstanding indebtedness, such payments will be deferred and will generally accrue interest. As of July 1, 2023, interest will accrue at the Base Rate plus an applicable margin or Secured Overnight Financing Rate (“SOFR”) plus an applicable term adjustment plus 1.0%. To the extent that we are unable to make payments under the tax receivable agreement for any other reason, such payments will generally accrue interest at a rate of SOFR plus an applicable term adjustment plus 5.0% per annum until paid.
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 of the consolidated financial statements presented in our Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies, except as described below, from those disclosed in our Form 10-K for the year ended December 31, 2022.
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill and intangible assets considered to have an indefinite life (primarily our trade names) are evaluated throughout the year to determine if indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in our business, in the overall business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of our common stock.
If no indicators of impairment have been noted during these preliminary assessments, we perform an assessment of goodwill and indefinite-lived intangible assets annually as of the first day of our fourth fiscal quarter. We first assess qualitatively whether it is more-likely-than-not that an impairment does not exist. Significant factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, overall financial performance, and results of past impairment tests. If we do not qualitatively determine that it is more-likely-than-not that an impairment does not exist, we perform a quantitative impairment test.
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
The Company performed an interim quantitative assessment of goodwill as of September 30, 2023 based on factors outlined in Note 6 of the consolidated financial statements within this Form 10-Q, which resulted in a full impairment charge to the U.S. Car Wash reporting unit. Our International Car Wash and Maintenance-Repair, primarily comprised of the Meineke brand, reporting units have goodwill carrying values approximating $200 million and $111 million, respectively, and the fair value exceeded this amount by approximately 6% and 6%, respectively. The most sensitive assumptions utilized to estimate the fair value of these reporting units were the discount rate and revenue growth rate. A hypothetical 1% increase to the discount rate would have resulted in an impairment of $19 million and $11 million, respectively, for the Car Wash International and

Maintenance-Repair reporting units, respectively. A hypothetical 1% decrease to the revenue growth rate would have resulted in an impairment of $4 million and $3 million, respectively, for the Car Wash International and Maintenance-Repair reporting units, respectively. Material changes in these estimates could occur and result in additional impairment charges in future periods.
In the process of performing a quantitative test of our trade name intangible assets, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate, and a discount rate to be applied to the forecast revenue stream.
There is an inherent degree of uncertainty in preparing any forecast of future results. Future trends in system-wide sales are dependent to a significant extent on national, regional, and local economic conditions. Any decreases in customer traffic or average repair order due to these or other reasons could reduce gross sales at franchise locations, resulting in lower royalty and other payments from franchisees, as well as lower sales at company-operated locations. This could reduce the profitability of franchise locations, potentially impacting the ability of franchisees to make royalty payments owed to us when due, which could adversely impact our current cash flow from franchise operations, and company-operated sites.
The Company performed an interim quantitative assessment of indefinite-lived trade names as of September 30, 2023 based on factors outlined in Note 6 of the consolidated financial statements within this Form 10-Q, which did not result in an impairment charge. Based on the quantitative assessment, the fair value of indefinite-lived trade names within our Maintenance, Paint, Collision & Glass, and Platform Services segments, with carrying values of $137 million, $27 million, and $9 million, respectively, did not significantly exceed their respective carrying values. The most sensitive assumption for these tradenames is the related royalty rate and discount rate. A hypothetical 0.5% decrease to the royalty rate would have resulted in an impairment of $37 million, $2 million, and $2 million for the Maintenance, Paint, Collision & Glass, and Platform Services segments, respectively. A hypothetical 1% increase to the discount rate would have resulted in an impairment of $12 million, $3 million, and $1 million for the Maintenance, Paint, Collision & Glass, and Platform Services segments, respectively. Material changes in these estimates could occur and result in additional impairment charges in future periods.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of September 30, 2023. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of September 30, 2023, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases of the Company’s common stock for the three months ended September 30, 2023 were as follows (in thousands, except for average price paid per share):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 2, 2023-August 5, 2023	—	$—	—	$—
August 6, 2023-September 2, 2023	1,004,836	$14.76	1,004,836	$35,173
September 3, 2023-September 30, 2023	2,596,858	$13.53	2,596,858	$—
Total	3,601,694	$13.87	3,601,694
1 On August 20, 2023, the Company announced that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock with an expiration date of March 31, 2025. As of September 30, 2023, the Company has completed the purchase of all shares under the Share Repurchase Plan.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
(c) Trading Plans
During the three months ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2023

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

By:	/s/ Michael Beland
Name:	Michael Beland
Title:	Senior Vice President and Chief Accounting Officer