Form 10-K
period 2023-12-30
Driven Brands Holdings Inc.
filed 2024-02-28
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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

Large accelerated filer ☒
Non-accelerated filer ☐

Accelerated filer ☐
Small reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates, was approximately $1.7 billion as of July 1, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 26, 2024, there were 163,971,601 shares of Common Stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Driven Brands Holdings Inc.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this document, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our strategy, outlook, and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; (iv) the risks and costs associated with the integration of, and or ability to integrate, our stores and business units successfully; (v) the proper application of generally accepted accounting principles, which are highly complex and involve many subjective assumptions, estimates, and judgments; and (vi) the competitive environment in which we operate. Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy, and other future conditions, and involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause our results to vary from expectations include, but are not limited to:
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
•our ability to adapt to increased competitive pressures;
•changes in consumer preferences, perceptions, and spending patterns;
•changes in general economic conditions and the geographic concentration of our locations, which may affect our business;
•changes in the cost of, availability of, and shipping costs of automobile supplies, parts, paints, coatings, glass, chemicals, and motor oil;
•changes in the availability or cost of labor, including health care-related or other costs;
•our ability to attract and retain qualified personnel;
•changes in interest rates, commodity prices, energy costs, and foreign exchange rates, which impact expenses;
•changes in inflation rates, which impact our expenses and the ability of our customers to pay for automotive repairs;
•the ability of our key suppliers, including international suppliers, to continue to deliver timely high-quality products to us at quantities and prices needed for our businesses;
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
•the adverse effect of litigation;
•a significant failure, interruption, or security breach of our computer systems or information technology;
•increases in national, federal, state, local, and provincial taxes, as well as changes in tax guidance and regulations and the impact on our effective tax rate;
•catastrophic events, including war, terrorism, and other international conflicts, embargoes, public health issues, or natural disasters;
•the effect of restrictive covenants in the documents governing our debt facilities; and
•other risk factors included under “Risk Factors” in Item 1A in this Annual Report.
These forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Part I

Driven Brands Holdings Inc. is a Delaware corporation. As used herein, “Driven Brands,” the “Company,” “us”, “we,” “our,” and similar terms include Driven Brands Holdings Inc. and its consolidated subsidiaries, unless the context dictates otherwise.
Item 1. Business
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 5,000 locations across 49 U.S. states and 13 other countries. Our scaled, diversified platform provides high-quality services to an extensive range of retail and commercial customers. Our breadth of services covers a wide variety of automotive needs, including paint, collision, glass, and repair services, as well as a variety of high-frequency services, such as oil changes and car washes. Our portfolio of brands continues to generate consistent recurring revenue with strong operating margins. Our network generated approximately $2.3 billion in net revenue from approximately $6.3 billion in system-wide sales in 2023.
The Company operates and reports financial information on a 52 or 53 week year with the fiscal year ending on the last Saturday in December. Our 2023 and 2021 fiscal years ending December 30, 2023 and December 25, 2021 each consisted of 52 weeks and our 2022 fiscal year ending December 31, 2022 consisted of 53 weeks.
We are the largest provider of diversified automotive services in North America and have a portfolio of well-known brands, including CARSTAR®, IMO®, MAACO® (“Maaco”), Meineke Car Care Centers® (“Meineke”), PH Vitres D’Autos® (“PH”), Take 5 Oil Change® (“Take 5 Oil”), Take 5 Car Wash®, Auto Glass Now® (“AGN”), Fix Auto USA® (“Fix Auto”), and 1-800-Radiator & A/C® (“1-800 Radiator”), among others. Building from a 50 year history in the category with some of the most recognizable brands in the industry, our diversified platform caters to almost any automotive service occasion.
Our Business
Our suite of automotive services includes the following segments:
Maintenance
Our Maintenance segment is primarily comprised of the Take 5 Oil and Meineke brands. Our Maintenance brands service a combination of retail and commercial customers, such as fleet operators, through 1,786 total locations as of December 30, 2023. Our maintenance services include oil changes and other regularly scheduled or as-needed automotive services, including vehicle component repair and replacement.
Founded in 1984, Take 5 Oil specializes in providing efficient drive-thru-style oil changes. Take 5 Oil’s 355 franchised and 652 company-operated locations as of December 30, 2023, primarily offer oil changes to retail and commercial customers. We believe Take 5 Oil offers a best-in-class operating model through its convenient drive-thru stay-in-your-car format, simple and focused menu, industry-leading speed of service, and low-pressure sales environment, which is designed to generate strong customer satisfaction, high frequency of use, and attractive unit level economics. Furthermore, Take 5 Oil’s compact store layout and unique shallow pit design reduce upfront build out costs, increase efficiency, and provide real estate flexibility. Take 5 Oil’s franchising efforts are experiencing strong momentum and are expected to continue to drive long-term unit growth through its robust and growing pipeline of franchise commitments.
Our other maintenance services offered at 779 locations as of December 30, 2023 are 100% franchised and predominantly operate under the Meineke brand. Founded in 1972, Meineke offers an extensive set of total car care services to retail customers and commercial fleet programs, including maintenance, repair, and replacement of components, such as brakes, heating and cooling systems, exhaust, and tires and is known as an automotive services industry pioneer. We believe Meineke is a strong, well-known brand with high brand awareness and customer satisfaction due to its high-quality service, extensive range of service offerings, and the convenience of a nationwide network of locations.
Car Wash
We are the world’s largest conveyor car wash company by location count with 1,108 total locations across North America, Europe, and Australia as of December 30, 2023. Our services primarily consist of express-style exterior car wash services that utilize an automated conveyor belt to pull vehicles along a track where they are machine washed.

Our car wash services in Europe and Australia are primarily offered through the IMO brand, which has a history of over 55-years of providing express-style conveyor car wash services. IMO’s operations appeal to a broad consumer base seeking a low-cost and high-speed car wash at easily-accessible locations. Our 717 international locations as of December 30, 2023 operate an independent operator model, whereby a third-party is responsible for site-level labor and receives commissions based on a percent of site revenue from car washes.
Since entering the U.S. market in 2015, we have grown to become one of the largest domestic operators of conveyor car wash sites with 391 company-operated locations across the U.S. as of December 30, 2023, predominately under the Take 5 Car Wash brand. We believe that our highly-attractive value proposition, focused on affordability, convenience, and speed of service, resonates with our customers and encourages a high frequency of use. To further strengthen customer loyalty and visit frequency, we also utilize a subscription membership program, which in 2023, accounted for approximately 60% of our domestic car wash revenue, an increase from approximately 50% in the prior year.
Paint, Collision & Glass
Our Paint, Collision & Glass segment is primarily composed of the CARSTAR, ABRA, Fix Auto, Maaco, Uniban, and AGN brands and serves both retail and commercial customers through 1,888 total locations as of December 30, 2023. Our paint services include full body repainting and touch-up, surface preparation and protection, and refinishing and other cosmetic repairs; our collision services include full collision repair and refinishing services; and our glass services include replacement, repair, and calibration services for automotive glass.
Our paint services are offered through Maaco, which was founded in 1972. Our 392 franchised locations, as of December 30, 2023, offer an extensive suite of services including paint services, surface preparation, protection, and refinishing, reconditioning, and other cosmetic external and internal repairs. Maaco primarily serves retail customers and commercial fleet operators and provides strong retail customer service at a much lower average price point than most collision centers, making it an economical option for minor auto body repair when customers prefer to not file an insurance claim.
Our collision repair services are primarily offered through CARSTAR, ABRA, and Fix Auto, which were founded in 1989, 1984, and 1997, respectively, and together comprise the largest franchised collision repair network in North America. Our 1,028 collision locations as of December 30, 2023 are 99% franchised and offer full collision repair and refinishing services in addition to other cosmetic repairs.
Our glass repair services are primarily offered through Uniban in Canada and AGN in the U.S. Uniban was founded in 1977 and is known as a leader in the category. In 2022, we expanded our offerings to the U.S. through the acquisition of AGN and additional smaller acquisitions, making us the second-largest glass services business in the U.S. auto glass servicing category. Our 237 franchised and 231 company-operated glass services locations across the U.S. and Canada as of December 30, 2023 primarily offer replacement, repair, and calibration services for automotive glass to retail customers as well as commercial fleet operators and insurance carriers. We also offer technology-enabled glass claims management services for insurance carriers, which drives incremental business to our glass service locations and our distribution business and are complementary to our paint and collision businesses.
Platform Services
Our Platform Services segment is primarily composed of the 1-800 Radiator, PH, Spire Supply, Driven Advantage, and Automotive Training Institute (“ATI”) businesses. This segment provides significant benefits to our brands by driving organic growth opportunities through procurement, distribution, and training services as well as growth opportunities through acquisition target sourcing.
Our distribution services are primarily offered through 1-800 Radiator, which was founded in 2001, and is one of the largest franchised distributors in the automotive parts industry. 1-800 Radiator’s 206 locations, as of December 30, 2023, are almost exclusively franchised and distribute a broad, diverse mix of long-tail automotive parts, including radiators, air conditioning components, and exhaust products to automotive repair shops, auto parts stores, body shops, and other auto repair outlets. 1-800 Radiator’s best-in-class operating model is fueled by proprietary algorithmic sourcing technology that enables franchisees to effectively order inventory, manage pricing, and deliver parts to customers within hours.
Founded in 1967, PH distributes windshields and glass accessories through a network of distribution centers across Canada and provides direct installation services. PH is the main glass distributor to our company-operated and franchised Uniban locations.
In 2017, we launched Spire Supply, an in-house distributor of consumable products such as oil filters and wiper blades, which currently serves all Take 5 Oil locations. In 2023, we launched our Driven Advantage e-commerce platform providing a custom buying experience for our user base. Driven Advantage and Spire Supply provide attractive pricing to franchisees relative to other options as well as incremental EBITDA to Driven Brands. In addition, Driven Advantage and Spire Supply simplify operations for franchisees and company-operated stores by reducing inventory needs and ensuring availability of supplies.
Our financial and operational training services are offered through ATI, a leading provider of training services to independent repair and maintenance, and paint and collision shops. ATI’s core offering is a multi-year training package that is typically paid for through a monthly subscription. We believe ATI’s leading training program further enhances Driven Brands’ training platform, providing opportunities to improve operational support and increase profitability for both Driven Brands and our franchisees. In addition, ATI’s deep customer database of independent automotive shops provides us with a pipeline for future franchise development and acquisitions.
Growing Our Brands
We seek to deliver strong growth and market share gain through same store sales performance and new store count growth, both organically and through targeted acquisitions. We believe our diversified platform is uniquely capable of offering a compelling and convenient service proposition to our customers by providing a wide breadth of services for all vehicle types and across multiple service categories including paint, collision, glass, repair, oil change, maintenance, and car wash.
The execution of organic greenfield real estate development and mergers and acquisitions is a core competency and an important shared service capability across the Driven Brands platform. We believe we are well-positioned to continue our long and successful track record of acquisitions, which will provide us with new organic and acquisition growth opportunities in highly fragmented service categories. In addition, the evolving vehicle technology landscape provides numerous opportunities for Driven Brands to leverage its scale and core competencies to continue to expand our market share.
We continue to leverage our scale and combined resources in the creation of a unique and powerful shared services, which we believe provide each brand with more resources and produce better results than any individual brand could achieve on its own. Our locations are strengthened by ongoing training initiatives, targeted marketing enhancements, procurement savings, and cost efficiencies, driving revenue and profitability growth for both Driven Brands and for our franchisees.
Our organic growth and acquisition strategy is enhanced by our data analytics engine, which is powered by internally-collected data from consumers, their vehicles, and services that are provided to us at each transaction, and further enriched by third-party data. This powerful data gathering capability holds unique customer data, which we use throughout our platform for improving our marketing and customer prospecting capabilities, measuring location performance, enhancing store-level operations, and optimizing our real estate site selection. As we grow organically and through acquisitions, we believe the power of our shared services and data analytics will grow and will continue to be a key differentiator for our business.
New Unit Growth
We have a proven track record of unit growth and believe our competitive strengths provide us with a solid financial and operational foundation that positions us to deliver growth. The markets we operate in North America are highly fragmented. The success of our company-operated locations is supported by our deep data analytics capabilities that use proprietary algorithms and insights to enable optimal site identification and selection.
Our franchised and company-operated Take 5 Oil business has grown to 1,007 locations and has provided strong same store sales and margin growth. We have a strong pipeline for franchise locations as well as greenfield and tuck-in company-operated stores and plan to continue to expand our market presence and product offerings leveraging our Driven Advantage and Spire Supply buying power.
In 2022, we expanded into the U.S. glass market and have grown to 218 company-operated U.S. glass stores. We have gained market share through 12 acquisitions making us the second-largest glass services business in the U.S. During 2023, we focused on business integration and margin expansion. With the low cost of store expansion, we continue to seek opportunities to grow our network and market share. In 2023, we launched our U.S. claims management business to expand volume and insurance revenues.
Our franchise growth is driven both by new store openings as well as through conversions of independent market participants that do not have the benefits of our scaled platform. Our attractive unit economics, national brand recognition, strong insurance and fleet customer relationships, and beneficial shared services capabilities provide highly compelling economic benefits for our franchisees, resulting in a strong desire to join and stay within our network. As of December 30, 2023, we had agreements to open approximately 1,300 new franchised units, which provides us with visibility into future franchise unit growth.

Same Store Sales Growth
We have demonstrated an ability to drive attractive organic growth with positive same store sales performance over 15 of the past 16 years. Our ability to drive organic growth focuses on:
•Commercial Partnerships: We grow our commercial partnerships and win new customers by being a highly convenient and cost effective “one-stop-shop” service provider that caters to the extensive suite of automotive service needs for commercial customers, such as fleet operators and insurance carriers. These customers want to work with nationally scaled and recognized chains with broad geographic coverage, extensive service offerings, strong operating metrics, and centralized billing services. We are dedicated to expanding partnerships with existing commercial customers as well as attracting new national and local customers.
•Insurance Partnerships: We have continued to develop relationships with key insurance carriers, predominately within our Paint, Collision & Glass businesses. In 2023, we expanded our technology-enabled glass claims management services for insurance carriers to include both Canada and the U.S. This service drives incremental business to our glass service locations and our distribution business and is complementary to our paint and collision businesses. In 2023, our Paint, Collision & Glass segment generated approximately $2.5 billion in system-wide sales from relationships with insurance carriers.
•Car Wash Revenue Model: Since acquiring ICWG in 2020, we have expanded our subscription membership program across our U.S. car wash stores to approximately 60% of domestic car wash revenue in 2023. In addition to fostering strong customer loyalty to our stores, we believe the subscription program has the potential to generate predictable and recurring revenue and provides incremental data and customer insights, further strengthening our data analytics capabilities.
•Leverage Data Analytics to Optimize Marketing, Product Offerings, and Pricing: We have large, dedicated brand marketing funds supported by contributions from our franchisees, and in 2023 we spent approximately $159 million for marketing across our brands. Insights from our data analytics engine enhance our marketing and promotional strategy to drive growth in unit-level performance. For instance, our proprietary data algorithms help optimize lead generation and conversion through personalized, targeted, and timely marketing promotions that provide customers with the optimal offer at the right time. In addition, our data provides insights that are enabling us to identify and roll out new product offerings, improve menu design, and optimize pricing structure across our brands. Use cases like these are regularly tested, refined, and deployed across our network to drive store performance.
Procurement Initiatives and Strengthening Platform Services
We seek to leverage the strength of our platform to enhance margins for franchised, independently-operated, and company-operated locations by:
•Leverage Shared Services and Platform Scale: As a result of the investments we have made, we believe our shared services provide substantial operating leverage and can support a much larger business than we are today. Driven Brands has also been increasing margins through technology advancements to enhance in-store operations and deploy best-practice training initiatives across the portfolio.
•Utilize Purchasing Strength from Procurement Programs: Driven Brands currently provides our network with lower costs on supplies and services than it could otherwise achieve independently, thereby augmenting the value proposition to franchisees and other network members as well as improving the earnings of our independently-operated and company-operated locations. In 2023, we launched our Driven Advantage e-commerce platform, which allows network members to take advantage of Driven Brands’ supplier network to improve operating margins through lower prices and incentives. As we continue to grow, we believe we will continue to leverage our size and purchasing power, driving greater value to our overall system.
Company-Operated Store Strategy
Our company-operated store strategy involves executing our simple operating model, which allows us to adapt to changing economic conditions. Following the creation of the Chief Operating Officer role, the Company has focused on standardizing practices and operating models across brands at company-operated locations to drive further efficiencies and margin expansion. We continue to expand our company-operated footprint through a combination of greenfield openings as well as acquiring and converting stores while maintaining a rigorous capital review. Our company-operated stores benefit from the cross-brand procurement strategy resulting in lower operational costs.

Franchising Strategy
Our franchising strategy is to grow certain of our brands’ footprints in a capital efficient manner. Our franchise model leverages our proven brand playbooks, the market planning and site selection capabilities of our best-in-class development team, and the local market expertise of highly-motivated owners. Our attractive unit economics, national brand recognition, strong commercial fleet and insurance customer relationships, and beneficial shared service capabilities provide highly compelling economic benefits for our franchisees, resulting in a strong desire to join and stay within our network. As of December 30, 2023, we have agreements to open approximately 1,300 new franchised units, which provides us with clear visibility into future franchise unit growth.
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
We support our franchisees with brand-specific services (e.g., brand marketing, franchise support, and operations) and comprehensive shared services (e.g., consumer insights, procurement program savings, commercial fleet, training, development, finance, and technology services).
Independent Operator Agreements
Nearly all of our car wash locations outside of the U.S. operate an independent operator model, where a third party is responsible for site-level labor and receives commissions based on a percentage of site revenue from car washes. At our independently-operated sites, we enter into an independent operator agreement covering the commission paid to the independent operator for our car wash services, terms relating to other services offered by the independent operator at the location from which we do not receive any revenue, and other standard terms and conditions including with respect to protection of confidential information, our intellectual property and customer data, standards relating to sub-contracting, indemnification, and termination.
Marketing Strategy
Our marketing strategy highlights the needs-based service offerings and value propositions of each of our brands. We focus our marketing efforts on areas we believe will yield the highest rate of return, including the development of tailored marketing campaigns targeted at specific customers when we believe they could benefit from services provided by our brands.
Within our product offerings, each year, on average, there are opportunities for approximately 14 touchpoints with unique customers annually relating to car wash, oil change, and maintenance and repair services.
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
Industry Overview and Competition
We compete with a variety of service providers within the highly-fragmented automotive services and parts distribution market. Competitors include international, national, regional, and local repair and maintenance shops, oil change shops, car washes, paint and collision repair shops, glass repair and replacement shops, automobile dealerships, and suppliers of automotive parts, including online retailers, wholesale distributors, hardware stores, and discount and mass market merchandise stores. Given the fragmentation of the industry, our competitors include a limited number of large providers of scale. Typically, our competitors offer services within one of our categories; however, few competitors offer services across multiple categories like Driven Brands. We believe the core competitive factors in our industry are scale, geographic reach, brand awareness, service pricing, speed and quality, and customer satisfaction.
We compete with other franchisors based on the expected return on investment for franchisees and the value propositions that we offer them. We compete to sell franchises to potential franchisees who may choose to purchase franchises from other automotive aftermarket service providers, or who may also consider purchasing franchises in other industries.
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
We, as a franchisor, are subject to various state and provincial laws, and the Federal Trade Commission (the “FTC”) regulates our franchising activities in the U.S. The FTC requires that franchisors make extensive disclosures to prospective franchisees before the execution of a franchise agreement. Fourteen states require registration and, together with at least one other state, require specific disclosure in connection with franchise offers and sales, and at least twenty states and U.S. territories have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or withhold consent to the renewal or transfer of these agreements. In addition, most provinces in Canada regulate the offer and sale of franchises as well as certain aspects of the franchise relationship. While there are no registration requirements under these provincial franchise laws, they do require pre-sale disclosures similar to those that exist in the U.S.
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
Employees and Human Capital Resources
As of December 30, 2023, we employed approximately 10,600 full-time employees, including approximately 8,800 employees at company-operated locations. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain, and motivate our employees, executive officers, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We strive for exceptional performance and results, which is why meritocracy and performance-based compensation are part of our core values. We provide employees the opportunity to grow and to be rewarded based on results.
Our franchises are independently owned and operated businesses. As such, employees of our franchisees are not employees of Driven Brands. Our independent operators at independently-operated car wash locations are responsible for the site-level labor and as such, are not employees of Driven Brands.
Intellectual Property
Our trademarks are important to our marketing efforts and conduct of business. We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the U.S. or other jurisdictions in which we operate. Trademarks that are important in identifying and distinguishing our products and services include, but are not limited to ABRA®, CARSTAR®, DrivenBrands®, IMO®, MAACO®, Meineke Car Care Centers®, PH Vitres D’Autos®, Spire Supply®, Take 5 Oil Change®, Take 5 Car Wash®, Uniban®, Auto Glass Now®, and 1-800-Radiator & A/C®. We also license or sublicense, as applicable, the Fix Auto USA® trademark for use in connection with our business in the U.S. We also own domain names, including our primary domain “www.drivenbrands.com.”
Seasonality
Seasonal changes, including inclement weather, impact the demand for our automotive repair and maintenance services, car washes, and products. For example, customers may purchase fewer undercar services during the winter months, when miles driven tend to be lower. In addition, customers may defer or forego car washes or vehicle maintenance such as oil changes at any time during periods of inclement weather.
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
•We depend on key suppliers, including international suppliers, to deliver timely high-quality products at quantities and prices required for our businesses.
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
•We are heavily dependent on information systems and technology, and any significant failure, interruption, or security incident could impair our ability to efficiently operate our business or timely or accurately prepare financial reports.
•Our failure or our franchisees and independent operators’ failure to comply with health, employment, and other federal, state, local, and provincial laws, rules, and regulations may lead to losses and harm our brands.
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
•We are a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for exemptions from certain corporate governance requirements that we have relied on in the past and may do so in the future.
•Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

Risks Relating to Our Business
Competition may harm our business and results of operations.
The automotive aftermarket industry is highly competitive, and we are subject to a wide variety of competitors across the “do it for me” (“DIFM”) and “do-it-yourself” (“DIY”) automotive services industries. Competitors include international, national, regional and local repair and maintenance shops, paint and collision repair shops, glass repair and replacement shops, automobile dealerships, oil change shops, car wash businesses and suppliers of automotive parts, including online retailers, wholesale distributors, hardware stores, and discount and mass market merchandise stores. The large number and variety of market participants creates intense competition with respect to the scale, geographic reach, price, service, quality, brand awareness, customer satisfaction, and adherence to various insurance carrier performance indicators. Some of our competitors have consolidated smaller and independent automotive services brands and shops to achieve additional efficiencies and economies of scale.
Certain of our competitors may have greater brand recognition, as well as greater financial, marketing, operating, and other resources, which may give them certain competitive advantages with respect to some or all of these areas of competition. Some of our competitors have opened and may continue to open new locations near our current locations and have engaged and may continue to engage in substantial price discounting in response to economic weakness and uncertainty, each of which may adversely impact our sales and operating results. We expect competition to continue to intensify as existing competitors continue to expand operations, product offering mixes, and promote aggressive marketing campaigns and new competitors emerge. These increased competitive pressures could have a material adverse effect on our business, financial condition, and operating results.
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
•Restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation, which may limit our ability to perform maintenance and repairs.
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
•variations in the cost of, availability of and shipping costs of motor oil and automobile supplies, parts, paints, refinish coatings, glass, chemicals, and car wash supplies;
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
•high levels of economic inflation;
•unreliable or inefficient technology, including point-of-sale and payment systems;
•weather, natural disasters, pandemics, military conflicts and other catastrophic events and terrorist activities;
•changes in the number of renewals of franchise agreements; and
•our ability to maintain direct repair program and other relationships with insurance partners.
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
The employees of franchisees are not our employees. We provide training and support to franchisees, but the quality of franchised store operations may be diminished by factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and revenues could decline.

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
Ongoing increases in employee wages, benefits, and insurance and other operating costs such as commodity costs, legal claims, insurance costs, and costs of borrowing have adversely affected our operations and administrative expenses at our locations and may do so again in the future. Factors beyond our control may cause our operating costs to increase, such as weather conditions, natural disasters, disease outbreaks, global demand, product recalls, inflation, civil unrest, tariffs, and government regulations. For example, franchisees and independent operators may, and in certain cases are required to, offer access to health care benefits to certain of their employees and we may offer access to health care benefits to certain of our employees at company-operated locations. Similarly, increases in gasoline prices could result in the imposition of fuel surcharges by distributors used by us and our franchisees, which would increase the cost of operations. Any increase in such costs for our locations could reduce our and our franchisees’ sales and profit margins if we choose not, or are unable, to pass the increased costs to our customers.
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
The U.S. has been experiencing high levels of price inflation across a wide variety of economic sectors. There can be no assurances as to how high such inflation will go and/or how long such elevated levels of inflation may persist. High levels of inflation may influence employee and staffing costs and costs of goods and services required to be purchased by the Company and its Franchisees. Driven Brands and its Franchisees may not be able to offset the negative impact of inflation with increased prices. In addition, high levels of inflation may influence demand for products purchased by Driven Brands’ customers. Any of the above could have a material adverse effect on our results of operations.
Our locations may experience difficulty hiring and retaining qualified personnel, resulting in higher labor costs.
The operation of our locations requires both entry-level and skilled employees, and trained and experienced automotive field personnel are in high demand and short supply at competitive compensation levels in some areas, which has resulted in increased labor costs. From time to time, we, our franchisees, and independent operators may experience difficulty hiring and retaining such qualified personnel. Competition for employees and wage inflation may also result in difficulties in hiring and retaining key qualified personnel. In addition, the formation of unions may increase the operating expenses of our locations. Any such future difficulties could result in a decline in the sales and operating results of our locations, which could in turn materially and adversely affect our revenues, results of operations, business, and financial condition.

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
The operation of our locations requires large quantities of automotive supplies. Our success depends in part on our ability to anticipate and react to changes in supply costs and availability, and we are susceptible to increases in primary and secondary supply costs as a result of factors beyond our control. These factors include general economic conditions, significant variations in supply and demand, seasonal fluctuations, pandemics, weather conditions, fluctuations in the value of currencies in the markets in which we operate, commodity market speculation, and government regulations.
Higher supply costs or limited supply availability could reduce our profits, which in turn may materially and adversely affect our business and results of operations. This volatility could also cause us and our franchisees or independent operators to consider changes to our product delivery strategy and result in adverse adjustments to pricing of our services.
Tariffs imposed by the U.S. and/or other governments and geopolitical uncertainty could increase our supply costs, which could materially and adversely affect our business and results of operations.
Higher tariffs in the U.S. and elsewhere could increase our supply costs and adversely impact our profitability. Moreover, the new tariffs could also make our products more expensive for customers, potentially suppressing customer demand. We may not be able to offset the financial impact of tariffs through price increases to customers. There could be additional tariffs or other regulatory changes in the future. There is also a concern that the trade policies of the U.S. and other nations could result in the adoption of additional tariffs and other trade restrictions by various nations, leading to a global trade war and making our products uncompetitive in certain markets. Any of the foregoing could materially and adversely affect our business and results of operations.
Additionally, economic and geopolitical events, such as the conflict between Russia and Ukraine and in the Middle East has, and may continue to, lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations including higher oil or other costs. For example, the U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of current and potential measures, as well as potential responses to them could adversely affect our business, supply chain, partners, or customers.
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
In addition, our Driven Advantage platform allows our company-operated stores and certain partners to purchase many of the products and supplies necessary to operate their locations. Our partners, including certain franchisees may, but are not required to, purchase products from us, and may in the future decide not to do so. While it is our expectation that we will benefit from product sourcing income and pricing arrangements, there can be no assurance that such income and arrangements will continue to be renewed or replaced. Our failure to maintain our current product sourcing income could have a material adverse effect on our sales and profit margins, which in turn could materially and adversely affect our business and results of operations.
We benefit from negotiated discounts with certain large oil and other suppliers based on our scale and ability to meet volume requirements. Our failure to negotiate beneficial terms in the future or failure to meet volume requirements could have a material adverse effect on our sales and profit margins. A portion of our distribution income is based on the growth and expansion of Take 5 Oil locations as well as beneficial pricing negotiated with suppliers and ability to manage unit labor and shipping costs. Decreases in the volume of our purchases by or increases in costs of products, labor, or shipping could have a material adverse effect on our sales and profit margins.
We depend on key suppliers, including international suppliers, to deliver timely high-quality products at quantities and prices required for our businesses.
We recommend key suppliers (including our subsidiaries) to our franchisees, and our success is dependent on, among other things, our continuing ability to offer our services and products at prices similar to historical levels. Our suppliers may be adversely impacted by economic weakness and uncertainty, such as increased commodity prices, increased fuel costs, tight credit markets, and various other factors, including geopolitical uncertainty, transportation interruptions, import and export regulations, sanctions, and labor shortages. In such an environment, our suppliers may seek to change the terms on which they do business with us in order to lessen the impact of any current and future economic or regulatory challenges on their businesses or may cease or suspend operations. If we are forced to renegotiate the terms upon which we conduct business with our suppliers or find alternative suppliers to provide key products or services, it could adversely impact the profit margins at our locations, which in turn could materially and adversely affect our business and results of operations.
Economic weakness and uncertainty has previously forced some suppliers to seek financing in order to stabilize their businesses, and others have been forced to restructure or have ceased operations completely. In addition, some of our key suppliers have significant operations outside of the markets in which we operate, which could expose us to events in the countries of those suppliers’ operations, including government intervention and foreign currency fluctuation. Additionally, the ability of our suppliers to timely deliver products is subject to cyber-related risks. If a key supplier or a large number of other suppliers suspend, decrease, or cease operations, we and our franchisees may have difficulty keeping our respective locations fully supplied. If we and our franchisees were forced to suspend one or more services offered to customers, that could have a significant adverse impact on our sales and profit margins, which in turn could materially and adversely affect our business and results of operations.
Supply chain shortages and interruptions could adversely affect our business.
We and our franchisees are dependent upon frequent deliveries of automobile parts, motor oil, and car wash and other supplies that meet our quality specifications. Shortages or interruptions in the supply of automobile products, motor oil, or car wash and other supplies caused by unanticipated demand, problems in production or distribution, acts of terrorism, financial or other difficulties of suppliers, labor actions, inclement weather, natural disasters, such as floods, drought, and hurricanes, outbreak of disease, including pandemics, or other conditions have adversely affected the availability, quality and cost of supplies for such products, and could do so again in the future, which could lower our revenues, increase operating costs, damage brand reputation, and otherwise harm our business and the businesses of our franchisees. Such shortages or interruptions could reduce our sales and profit margins, which, in turn, may materially and adversely affect our business and results of operations.
Our business depends on the willingness of suppliers, distributors, and service providers to supply our locations with goods and services pursuant to customary credit arrangements which may be available in the future on less favorable terms or not at all.
As is common in the automotive services and parts distribution and car wash industries, our locations purchase goods from suppliers, distributors, and service providers pursuant to customary credit arrangements. Changes in our capital structure and our franchisees’ capital structures, or other factors outside our control, may cause our suppliers, distributors and service providers to change their customary credit arrangements. Any event affecting trade credit from suppliers, distributors, and service providers (including any inability of such suppliers, distributors, and service providers to obtain trade credit or factor their receivables on favorable terms or at all) or our and our franchisees’ available liquidity, could reduce the resources available to support our locations, which in turn could affect our and our franchisees’ ability to execute business plans, develop or enhance products or services, take advantage of business opportunities, or respond to competitive pressures.
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
Substantially all of the assets of the Company are pledged as security under the terms of our Indebtedness.
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
If we are unable to successfully enter new markets, including selecting appropriate sites for our locations, and if we and our franchisees are unable to construct new locations, complete remodels of our existing locations, or convert non-Driven Brands locations, or if we are unable to maintain and/or deepen our penetration in existing markets, our growth strategy may not succeed.
Our growth strategy includes entering into franchise agreements and development agreements with franchisees who will open additional locations in markets where there are either an insufficient number or relatively few or no existing locations. We rely heavily on these franchisees and developers to grow our franchise systems, and there can be no assurance that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets either in the U.S., Canada, Europe or other international markets. Consumer characteristics and competition in new markets may differ substantially from those in the markets where we currently operate. Additionally, we may be unable to identify qualified franchisees and independent operators or appropriate locations, develop brand recognition, successfully market our products, or attract new customers in such markets. Further, we may refranchise company-operated locations to franchisees in the future. The success of these transactions is dependent upon the availability of sellers and buyers, the availability of financing, and our ability to negotiate transactions on terms deemed acceptable. In addition, the operations of locations that we acquire may not be integrated successfully, and the intended benefits of such transactions may not be realized.
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
Our acquisitions, dispositions, and strategic investments involve risks.
We have made and may continue to pursue acquisitions and strategic investments as part of our business strategy. For example, there is no assurance that we will find suitable acquisition or investment candidates or be able to complete these transactions on favorable terms, if at all. We may also discover liabilities or deficiencies associated with any companies acquired that were not identified in advance, which may result in unanticipated costs. The effectiveness of our due diligence review and ability to evaluate the results of such due diligence may depend upon the accuracy and completeness of statements and disclosures made or actions taken by the target companies or their representatives. As a result, we may not be able to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. In addition, acquisitions involve risks related to difficulties in the assimilation of operations, systems, controls, technologies, personnel, services, and products of the acquired company, the potential loss of key employees, customers, suppliers, and distributors of the acquired companies, the inability to realize the anticipated benefits and synergies within a reasonable time, and the diversion of our management’s attention from other business concerns. Further, we may incur significant costs to integrate and support acquired companies. Any of these factors could adversely affect our business, financial results, and reputation.
In addition, in managing our portfolio of companies, we have made and may in the future pursue dispositions, which involve additional risks and uncertainties. There can be no assurance that we will be able to make such dispositions at satisfactory prices and terms in a timely manner, or at all. In addition, we may not be able to accurately forecast the financial impact of a disposition, as each transaction may have an unexpected impact to other aspects of our Company, including but not limited to, the loss of network benefits, reduced rebate revenue, disruption to other parts of the businesses and distraction of management, loss of key employees, suppliers or customers, and exposure to unanticipated liabilities or ongoing obligations to support the business following such disposition. Any of these factors could adversely affect our business and financial results.
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
Increased indebtedness could also make it more difficult for us to satisfy our obligations with respect to any other debt agreements, increase our vulnerability to general adverse economic and industry conditions, and require that a greater portion of our cash flow be used to pay indebtedness, which would reduce the availability of cash available for other purposes, and limit our flexibility in planning for, or reacting to, changes in our business and in the automotive services and parts distribution and car wash industries, which could place us at a disadvantage to competitors that have less debt. In addition, additional indebtedness may require us to agree to financial and other covenants that may limit our ability to make investments, pay dividends or engage in other transactions beneficial to our business, and the leverage may cause potential lenders to be less willing to lend funds or refinance existing indebtedness in the future. Additional leverage and the risks associated with additional leverage could also cause the trading price of our common stock to decrease. Our failure to comply with our covenants under such indebtedness could result in an event of default that, if not cured or waived, could result in an acceleration of repayment of other existing indebtedness.
Leveraged losses could adversely affect our ability to manage and support our locations and our brands, which in turn could materially and adversely affect our business and results of operations.
Our business is subject to seasonality.
Seasonal changes may impact the demand for our automotive repair and maintenance services and products. Customers may purchase fewer under car services during the winter months, when miles driven tend to be lower. Conversely, demand for collision repair and services is lower outside of winter months, when collisions are typically less common due to improved driving conditions. Our 1-800 Radiator brand experiences seasonal fluctuations related to the sale of air conditioning and heating parts. In addition, customers may defer or forego car washes or vehicle maintenance, such as oil changes, at any time during periods of inclement weather. In our locations that sell or rotate tires, sales decrease during the period from January through April and in September. Profitability of franchisees is also typically lower during months in which revenue composition is more heavily weighted toward tires, which is a lower margin category. In addition, profitability in certain areas of North

America and Europe may be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher. Unusual fluctuations in demand for car wash or automotive repair and maintenance services and products could reduce our sales and profit margins, which in turn may materially and adversely affect our business and results of operations.
Our business may be adversely impacted by the geographic concentration of our locations.
Although the franchise agreements provide franchisees with varying degrees of exclusive areas and territory exclusivity, these territories may be relatively small, and overall there is a geographic concentration of our locations in certain countries, states, regions, and provinces. As a result, economic conditions in particular areas may have a disproportionate impact on our business. As of December 30, 2023, there were locations in 49 states in the U.S. and 13 other countries. In the U.S., our locations were most concentrated in California, Texas, Florida, Illinois, and Ohio, in Canada our locations were most concentrated in Ontario and Quebec and in Europe our locations were most concentrated in the United Kingdom (“U.K.”) and Germany. Adverse economic conditions in countries, states, regions, or provinces that contain a high concentration of our locations could have a material adverse impact on our sales and profit margins in the future, which in turn could materially and adversely affect our business and results of operations.
Our operations are subject to various risks and uncertainties, including adverse economic conditions or a debt crisis, which could adversely affect our business.
We have international operations in Canada, Europe, and Australia. The financial conditions of our international franchisees and independent operators may be adversely impacted by political, economic, or other changes in these markets. In addition, payments we receive from our international franchisees may be affected by recessionary or expansive trends, increasing labor costs, changes in applicable tax laws, changes in inflation rates, changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds, application of tariffs to supplies and goods, expropriation of private enterprises, political and economic instability, and other external factors in these markets.
Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. An economic downturn may result in a reduction in the demand for our services and products, longer payment cycles, slower adoption of new technologies, and/or increased price competition. In addition, certain European countries experienced deterioration of their sovereign debt during the recent global economic crisis and were impacted by slowing growth rates or recessionary conditions, market volatility, and/or political unrest. Although Europe has experienced market stabilization and improvements, there is no assurance that such stabilization or improvements will be sustainable. Any deterioration of economic conditions in Europe, the U.S., or Canada could have a material adverse impact on financial markets and economic conditions in the U.S. and throughout the world.
In addition, we and our current or future franchisees face many risks and uncertainties in opening additional international locations, including differing cultures and consumer preferences, diverse government regulations and tax systems, securing acceptable suppliers, difficulty in collecting payments and longer payment cycles, uncertainty with respect to intellectual property protections, contract enforcement and legal remedies, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements, independent operator agreements, development agreements and agreements related thereto (collectively, the “franchise documents” with respect to franchisees and the “independent operator documents” with respect to independent operators), the selection and availability of suitable locations for our locations, currency regulation and other external factors. Further, changing labor conditions may result in difficulties in staffing and training at international locations, franchised, and independently-operated locations. Any of the foregoing may materially and adversely affect our business and results of operations.
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
As part of our marketing efforts, we rely on print, television and radio advertisements, as well as search engine marketing, web advertisements, CRM, social media platforms, and other digital marketing to attract and retain customers. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee or customer engagement. Customers are increasingly using internet sites and social media to inform their purchasing decisions and to compare prices, product assortment, and feedback from other customers about quality, responsiveness and customer service before purchasing our services and products. If we are unable to continue to develop successful marketing and advertising strategies, especially for online and social media platforms, or if our competitors develop more effective strategies, we could lose customers and sales could decline. In addition, a variety of risks are associated with the use of social media and digital marketing, including the improper disclosure of proprietary information, negative comments about or negative incidents regarding us, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media and digital marketing vehicles by us, our franchisees, customers, employees, or others could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Many social media platforms immediately publish the content, videos, and/or photographs created or uploaded by their subscribers and participants, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of negative information related to our brands could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. The occurrence of any such developments could have an adverse effect on our business results and on our profits.
Our failure or our franchisees and independent operators’ failure to comply with health, employment, and other federal, state, local, and provincial laws, rules, and regulations may lead to losses and harm our brands.
We and our franchisees and independent operators are subject to various federal, state, local, provincial, and foreign laws and are subject to a variety of litigation risks, including, but not limited to, customer claims, TCPA Claims, claims alleging violations of consumer protection laws, product liability claims, personal-injury claims, environmental claims, employee allegations of improper termination, harassment and discrimination, wage and hour claims and claims related to violations of the Americans with Disabilities Act of 1990 (“ADA”), the Family and Medical Leave Act (“FMLA”), and similar foreign, state, local, and provincial laws, the Foreign Corrupt Practices Act and similar anti- bribery and corruption laws and regulations, religious freedom, the Fair Labor Standards Act (“FLSA”), applicable Canadian employment standards legislation, the Dodd-Frank Act, the Health Care Reform Act, the Electronic Funds Transfer Act, the Payment Card Industry Data Security Standards, franchise laws, ERISA and intellectual property claims. The successful development and operation of our locations depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. Our locations’ operations are also subject to licensing and regulation by state, local, and provincial departments relating to safety standards, regulations, and licensure requirements relating to motor vehicle repairs, federal, state, and provincial labor and immigration law (including applicable equal pay and minimum wage requirements, overtime pay practices, reimbursement for necessary business expense practices, classification of employees, working and safety conditions and work authorization requirements), federal, state, local, and provincial laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the ADA, the Health Care Reform Act and applicable human rights and accessibility legislation, and subsequent amendments.
The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and provinces along with rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationships with our franchisees. Similarly, in Europe, our independent operator model is subject to rules and regulations that vary by country, state, and region. Any future regulation affecting our independent operator relationships could materially and adversely affect our business and results of operations. For example, future regulation could require us to pay additional commissions to independent operators for our independent operators not to be deemed our employees. We may incur substantial additional costs in each jurisdiction in which our independent operators are deemed to be employees as a result of legislative or interpretive changes.
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
We are subject to the FLSA, applicable foreign employment standards laws and similar state laws, which govern such matters as time keeping and payroll requirements, minimum wage, overtime, employee and worker classifications and other working conditions, along with the ADA, FMLA, and the Immigration Reform and Control Act of 1986, various family leave, sick leave, or other paid time off mandates and a variety of other laws enacted, or rules, regulations and decisions promulgated or rendered, by federal, state, local, and provincial governmental authorities that govern these and other employment matters, including labor scheduling, meal and rest periods, working conditions, and safety standards. We have experienced and expect further increases in payroll expenses as a result of federal, state, and provincial mandated increases in the minimum wage. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to our brands.
Companies that operate franchise systems may also be subject to claims for allegedly being a joint employer with a franchisee. The standard for joint employment liability has been in a state of flux over the last several years, and there is currently a high degree of uncertainty on how the standard will be applied to the franchise relationship under federal and state laws, rules, and regulations. Additionally, depending upon the outcome and application of certain legal proceedings pending or concluded in federal and state courts in California involving the wage and hour laws of California in another franchise system, franchisors may be subject to claims that their franchisees should be treated as employees and not as independent contractors under the wage and hour laws of California and, potentially, certain other states with similar wage and hour laws.
We expect increases in payroll expenses because of federal, state, and provincial mandated increases in the minimum wage, and although such increases are not expected to be material, there can be no assurance that there will not be material increases in the future. Enactment and enforcement of various federal, state, local, and provincial laws, rules, and regulations on immigration and labor organizations may adversely impact the availability and costs of labor in any of the countries in which we operate. Evolving labor and employment laws, rules, and regulations could also result in increased exposure on our part for labor and employment related liabilities that have historically been borne by franchisees and independent operators.
Increased health care costs could have a material adverse effect on our business and results of operations. These various laws and regulations could lead and have led to enforcement actions, fines, civil or criminal penalties, or the assertion of litigation claims and damages. In addition, improper conduct by our franchisees, independent operators, employees, or agents could damage our reputation and lead to litigation claims, enforcement actions and regulatory actions, and investigations, including, but not limited to, those arising from personal injury, loss or damage to personal property, or business interruption losses, which could result in significant awards or settlements to plaintiffs and civil or criminal penalties, including substantial monetary fines. Such events could lead to an adverse impact on our financial condition, even if the monetary damage is mitigated by insurance coverage.
Noncompliance by us or our franchisees or independent operators with any of the foregoing laws and regulations could lead to various claims and reduced profits as set forth in more detail below under “Risk Factors—Complaints or litigation may adversely affect our business and reputation.”
Our locations are subject to certain environmental laws and regulations.
Certain activities of our locations involve the handling, storage, transportation, import/export, recycling, or disposing of various new and used products and generate solid and hazardous wastes. These business activities are subject to stringent foreign, federal, regional, state, local, and provincial laws, by-laws and regulations governing the storage and disposal of these products and wastes, the release of materials into the environment, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations upon our locations’ operations, including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to store and how to handle new products and to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material, the imposition of substantial liabilities for pollution resulting from our locations’ operations, and costs associated with workers’ compensation and similar health claims from employees.
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
Environmental laws also impose liability for damages from and the costs of investigating and cleaning up sites of spills, disposals, or other releases of hazardous materials. Such liability may be imposed, jointly and severally, on the current or former owners or operators of properties or parties that sent wastes to third-party disposal facilities, in each case without regard to fault or whether such persons knew of or caused the release. Although we are not presently aware of any such material liability related to our current or former locations or business operations, such liability could arise in the future and could materially and adversely affect our business and results of operations.
Complaints or litigation may adversely affect our business and reputation.
We, our franchisees, and our independent operators may be subject to claims, including class action lawsuits, filed by customers, franchisees, independent operators, employees, stockholders, suppliers, landlords, governmental authorities, and others, including as a result of violations of the laws set forth above under “Risk Factors — Our failure or our franchisees’ and independent operators’ failure to comply with health, employment, and other federal, state, local, and provincial laws, rules, and regulations may lead to losses and harm our brands” and “Risk Factors —Our locations are subject to certain environmental laws and regulations.” Significant claims may be expensive to defend and may divert time and resources away from our operations, causing adverse impacts to our operating results. In addition, adverse publicity related to litigation could negatively impact the reputation of our brands, even if such litigation is not valid, or a substantial judgment against us could negatively impact the reputation of our brands, resulting in further adverse impacts to results of operations.
In the ordinary course of business, we will be, from time to time, the subject of complaints or litigation from franchisees and independent operators, which could relate to alleged breaches of contract or wrongful termination under the franchise documents and independent operator documents. These claims may also reduce the ability or willingness of franchisees to enter into new franchise agreements with us. In addition, litigation against a franchisee, independent operator, or their affiliates or against a company-operated location by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee, independent operator or company-operated location. Litigation may lead to a decline in the sales and operating results of our locations and divert our management resources regardless of whether the allegations in such litigation are valid or whether we are liable. See Item 3 and Note 19 included elsewhere within this Form 10-K for additional information on matters in dispute.
Further, we may be subject to employee, franchisee, independent operator, and other claims in the future based on, among other things, discrimination, harassment, retaliation, wrongful termination, and wage, rest break, and meal break issues, including those relating to overtime compensation. We have been subject to these types of claims in the past, and if one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, financial condition, and operating results could be harmed.
Certain governmental authorities and private litigants have asserted claims against franchisors for provisions in their franchise agreements which restrict franchisees from soliciting and/or hiring the employees of other franchisees or the applicable franchisor. Claims against franchisors for such “no-poaching” clauses include allegations that these clauses violate state and federal antitrust and unfair practices laws by restricting the free movement of employees of franchisees or franchisors (including both corporate employees and the employees of company-operated locations), thereby depressing the wages of those employees. All of our brands operating in the U.S. have had no-poaching clauses in their franchise agreements. In 2018, the Attorney General of the State of Washington issued civil investigative demands to a number of franchisors seeking information concerning no-poaching clauses in their franchise agreements. Our brands operating in 2019 in the U.S. decided to delete the no-poaching clauses in their franchise agreements. All of our brands have notified franchisees that they do not intend to enforce the no-poaching clauses in their existing franchise agreements. Our brands operating outside of the U.S. also have decided to delete the no-poaching clauses, if any, contained in their franchise agreements, to the extent they are entering into new franchise agreements. Our brands may be subject to claims arising out of their prior inclusion of no-poaching clauses in their franchise agreements that may have restricted the employment opportunities of employees of our brands. Any adverse results in any cases or proceedings that may be brought against our brands by any governmental authorities or private litigants may materially and adversely affect our business and results of operations.
We may have product liability exposure that adversely affects our results of operations.
Our locations and franchisees may receive or produce defective products, which may adversely impact the relevant brand’s equity, and financial results. There can be no assurance that the insurance held by us, our vendors, or franchisees will be adequate to cover the associated risks of the sale of defective products, or that, we or our franchisees will be able to continue to procure the same amount of insurance or to secure an increase in its insurance coverage. Accordingly, in cases in which a franchisee experiences increased insurance premiums or must pay claims out of pocket, the franchisee may not have the funds necessary to pay franchisee payments owed to us. In cases in which insurance premiums increase or claims are required to be paid by us, the profitability of our business may decrease. Each of these outcomes could, in turn, materially and adversely affect our business and results of operations. In the event that product liability arises, to the extent such liability is either not covered by our or the franchisees’ insurance or exceeds the policy limits of our or the franchisees’ insurance, the aggrieved parties could seek to recover their losses from us, whether or not we are legally or contractually entitled to do so, which could increase litigation costs or result in liability for us.
We are subject to payment-related risks.
For our sales to our customers, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, and electronic payment systems. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply with the foregoing rules or requirements could harm our brand, reputation, business, and results of operations.
Catastrophic events may disrupt our business in a manner that adversely affects our business.
Unforeseen events, including war, terrorism and other international, regional or local instability, or conflicts (including current or future civil unrest and labor issues), embargoes, public health issues, and natural disasters such as hurricanes, earthquakes, or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of franchisees, distributors, suppliers, or customers, or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive products from our distributors or suppliers, which could have a material adverse effect on our business and results of operations.
Instability, disruption, or destruction caused by civil insurrection or social unrest may affect the markets in which we operate, our suppliers, customers, sales of products, and customer service.
Our business, and the business of our suppliers, may be adversely affected by instability, disruption, or destruction caused by riots, civil insurrection, social unrest, man made disasters, or crimes. In recent years, there were significant demonstrations and protests in cities throughout the U.S. Though they were generally peaceful, in some locations they were accompanied by damage and loss of merchandise. Such events could result in closures of some of our locations, declines in customer traffic, and/or property damage and loss to some of our locations. Further, governmental authorities in affected cities and regions may take action in an effort to protect people and property while permitting lawful and non- violent protest, including curfews and restrictions on business operations, neither of which was disruptive to our operations nor harmed consumer confidence and perceptions of personal well-being and security. In addition, consumer reaction to any statements we or our franchisees or independent operators made in response to the protests, or to matters directly or indirectly related to the protests, could have been perceived in a way that negatively impacts our reputation, value and image. All of the foregoing, in the event of recurrence, may negatively affect our sales, which could have a material adverse effect on our business and results of operations.
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
Risks Related to Intellectual Property and Technology
We depend on our intellectual property to protect our brands, we may fail to establish trademark rights in the countries we operate and litigation to enforce or defend our intellectual property rights may be costly.
Our intellectual property is material to the conduct of our business. Our success depends on our and our franchisees’ continued ability to use our intellectual property and on the adequate protection and enforcement of such intellectual property. We rely on a combination of trademarks, service marks, copyrights trade secrets, and similar intellectual property rights to protect our brands. The success of our business strategy depends, in part, on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our branded services and products in both existing and new markets.
We have registered certain trademarks and have other trademark applications pending in the U.S. and certain foreign jurisdictions. Registrations for “Fix Auto USA” are owned and maintained by a third-party licensor. We have not registered all of the trademarks that we use in all of the countries in which we do business or may do business in the future, and some trademarks may never be registered in all of these countries. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties (other than Mondofix in the case of “Fix Auto USA”) may have filed for marks in countries where we have not registered the brands as trademarks. Rights in trademarks are generally national in character and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for trademarks that are the same or similar to our brands in countries where we have not registered our brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of our brands may result in liability for trademark infringement, trademark dilution, or unfair competition. In addition, the laws of some countries do not protect intellectual property to the same extent as the laws of the U.S. and Canada. All of the steps we have taken to protect our intellectual property in the U.S., Canada and in the foreign countries in which we operate may not be adequate.
There can be no assurance that the steps we have taken and may take in the future to protect and maintain our rights in our intellectual property will be adequate, or that third parties will not infringe, misappropriate, or violate our intellectual property. If any of our efforts to protect our intellectual property is not adequate, or if any third party infringes, misappropriates or violates our intellectual property, the value of our brands may be harmed. As a result, if we are unable to successfully protect, maintain, or enforce our rights in our intellectual property, there could be a material adverse effect on our business and results of operations. Such a material adverse effect could result from, among other things, consumer confusion, dilution of the distinctiveness of our brands, or increased competition from unauthorized users of our brands, each of which may result in decreased revenues and a corresponding decline in profits. In addition, to the extent that we do, from time to time, institute litigation to enforce our intellectual property rights, such litigation could result in substantial costs and diversion of resources and could negatively affect profits, regardless of whether we are able to successfully enforce such rights.
If franchisees and other licensees do not observe the required quality and trademark usage standards, our brands may suffer reputational damage, which could in turn adversely affect our business.
We license certain intellectual property to franchisees, advertisers, and other third parties. The franchise agreements and other license agreements require that each franchisee or other licensee use our trademarks in accordance with established or approved quality control guidelines and, in addition to supply agreements, subject the franchisees, other licensees, and suppliers that provide products to our brands, as applicable, to specified product quality standards and other requirements in order to protect the reputation of our brands and to optimize the performance of our locations. We contractually require that our franchisees and licensees maintain the quality of our brand, however, there can be no assurance that the permitted licensees, including franchisees, advertisers, and other third parties, will follow such standards and guidelines, and accordingly their acts or omissions may negatively impact the value of our intellectual property or the reputation of our brands. Noncompliance by these entities with the terms and conditions of the applicable governing franchise or other agreement that pertains to servicing and repairs, health and safety standards, quality control, product consistency, timeliness or proper marketing, or other business practices, may adversely impact the goodwill of our brands. Although we monitor and restrict franchisee activities through our franchise agreements, franchisees, or third parties may refer to or make statements about our brands that do not make proper use of trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brands or place our brands in a context that may tarnish their reputation. There can be no assurance that the franchisees or other licensees will not take actions that could have a material adverse effect on our intellectual property.
We may become subject to third-party infringement claims or challenges to intellectual property validity.
We may in the future become the subject of claims asserted by third parties for infringement, misappropriation, or other violation of their intellectual property rights in areas where we or our franchisees operate or where we intend to conduct operations, including in foreign jurisdictions. Such claims, whether or not they have merit, could be time-consuming, cause delays in introducing new products or services, harm our image, our brands, our competitive position, or our ability to expand our operations into other jurisdictions and lead to significant costs related to defense or settlement. As a result, any such claim could harm our business and cause a decline in our results of operations and financial condition, which in turn may materially and adversely affect our business and results of operations.
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
We do not own certain software that is used in operating our business and our proprietary platforms and tools incorporate open-source software.
We utilize both commercially available third-party software and proprietary software to run point-of-sale, diagnostics, pricing, inventory, and various other key functions. While such software can be replaced, the delay, additional costs, and possible business interruptions associated with obtaining, renewing or extending software licenses or integrating a large number of substitute software programs contemporaneously could adversely impact the operation of our locations, thereby reducing profits and materially and adversely impacting our business and results of operations.
In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses require licensors to provide source code to licensees upon request, or prohibit licensors from charging a fee to licensees. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed or distributed with such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. We cannot assure you that we have not incorporated open source software into our proprietary software in a manner that may subject our proprietary software to an open source license that requires disclosure, to customers or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our proprietary software.
We are heavily dependent on information systems and technology, and any significant failure, interruption, or security incident could impair our ability to efficiently operate our business or timely or accurately prepare financial reports.
We are dependent upon our information systems, including software and platforms provided by third parties, certain of our own proprietary software, and other information technology to properly conduct our business, including, but not limited to, point-of-sale processing in our locations, management of our supply chain, collection of cash, payment of obligations, and various other processes and procedures. See “Risk Factors — We do not own certain software that is used in operating our business and our proprietary platforms and tools incorporate open-source software” herein. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these information technology systems. The failure of these systems to operate effectively, an interruption, problems with maintenance, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from our locations, or a breach in security of any of these systems could result in loss of sales and franchise royalty payments, cause delays in customer service, result in the loss of data, create exposure to litigation, reduce efficiency, cause delays in operations, or otherwise harm our business. Significant capital investments might be required to remediate any problems. Any security breach involving any of our point-of- sale or other systems could result in a loss of consumer confidence and potential costs associated with fraud or breaches of data security laws. Also, despite our considerable efforts to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur, resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. A security breach of our computer systems or information technology could require us to notify customers, employees, or other groups, result in adverse publicity, loss of sales and profits, and could result in penalties or other costs that could adversely affect the operation of our business and results of operations.
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
The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise, corruption, or loss of data, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business.
As our reliance on technology has increased, so have the cybersecurity risks posed to the confidentiality, integrity, and availability of our information technology networks and systems, both internal and those managed by third-party service providers. We rely on these networks and systems to process, transmit, and store electronic information that is important to the operation of our business and the services we offer, as well as to manage and support our core business operations. Despite our security measures, the company has experienced cybersecurity incidents in the past and may continue to be subject to such threats in the future. Although we and our service providers continually implement processes, procedures, and controls designed to reduce and mitigate the risk of a cyber incident, such preventative measures may not be sufficient in all circumstances to prevent, mitigate, or timely detect all potential risks. A successful cyber threat or other cyber incident experienced by us, our service providers, or a company we have acquired could cause an interruption of our operations, damage our relationship with franchisees and independent operators, result in the exposure of private or confidential data, potentially resulting in litigation, and adversely impact our reputation and financial results. Additionally, if a company that we have recently acquired or a third-party service provider on which we rely experiences a cybersecurity incident, we may not learn of such incident in a timely manner, or at all, which may inhibit our ability to mitigate its impacts, and can exacerbate the risks described in this risk factor.
Because our locations accept electronic forms of payment from our customers, our business requires the collection and retention of customer data, including credit and debit card numbers and other personally-identifiable information (“PII”) in various information systems that we and our franchisees maintain in conjunction with third parties with whom we contract to provide credit card processing services. We also maintain important internal company data, such as PII about our employees, franchisees, and independent operators and information relating to our operations. Due to the evolving sophistication of technology and techniques employed by third parties and threat actors, a compromise of our customer transaction, PII or other sensitive data may occur. A cybersecurity incident resulting in the unauthorized use, disclosure or loss of customer and other sensitive data could put individuals at risk of identity theft and financial or other harm and result in additional costs to us to investigate an incident, implement measures to remediate the impacts of such incident, and in liability to parties who are financially harmed. While we have implemented cybersecurity measures aimed at protecting such data, our information technology systems or those used by our third-party service providers may still be vulnerable to such a breach, and our security measures may not prevent or timely detect physical security or cybersecurity breaches. Such an occurrence may cause financial loss to our business or harm to our reputation.
Our use of PII is regulated by foreign, federal, state, and provincial laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of federal, state, and provincial laws and payment card industry regulations. A cyber incident could also require us to notify law enforcement agencies, customers, employees, or other groups, result in fines or require us to incur expenditures in connection with remediation, require us to pay increased fees to third parties, result in adverse publicity, loss of sales and profits, or require us to incur other costs, any of which could adversely affect the operation of our business and results of our operations.
Although we maintain insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs or losses incurred will be fully insured.
Changing regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information, and harm our brands in a manner that adversely affects our business.
The U.S., Canada, and other jurisdictions in which we operate have adopted, and continue to revise, privacy, information security and data protection laws and regulations (“Privacy and Data Protection Laws”) that could have a significant impact on our current and planned privacy, data protection and information security related practices, including our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities.
In the U.S., for example, this includes increased privacy related enforcement activity at both the federal level and the state level, including the implementation of the amended version of the California Consumer Protection Act (the “CCPA”) and its implementing regulations, which are currently in effect. Other states have followed California’s lead, passing their own comprehensive Privacy and Data Protection Laws, although California remains the strictest of these in most respects. As each state develops their own privacy law, it becomes increasingly challenging to conform to this patchwork of requirements and restrictions. As of February 2024, fourteen U.S. states will have passed separate privacy laws, the majority of which will be effective in the next year. With no Federal standard likely to be voted on in the coming legislative year, we are required to observe and satisfy each of the differing requirements.
In Canada, the federal Personal Information Protection and Electronic Documents Act and similar laws in several Canadian provinces. In the European Union, this includes the implementation of the General Data Protection Regulation (the “GDPR”), which came into effect in May 2018, and in the U.K. they include the U.K.-GDPR, and the U.K. Data Protection Act of 2018 (the “UK Laws”). We, our affiliated entities, and our service providers may need to take measures to ensure compliance with new, evolving and existing requirements contained in the GDPR, the CCPA, the U.K. Laws and other Privacy and Data Protection Laws and to address customer concerns related to their rights under any such Privacy and Data Protection Laws.

We also may need to continue to make adjustments to our compliance efforts as more clarification and guidance on the requirements of the GDPR, the CCPA, the U.K. Laws and other Privacy and Data Protection Laws becomes available. Our ongoing efforts to ensure our and our affiliated entities’ compliance with the CCPA, GDPR, and U.K Laws and other existing or future Privacy and Data Protection Laws affecting customer or employee data to which we are subject could result in additional costs and operational disruptions. Our and our affiliated entities and’ or services providers’ failure to comply with such laws could result in potentially significant regulatory investigations or government actions, litigation, operational disruptions, penalties or remediation, and other costs, as well as adverse publicity, loss of sales and profits, and an increase in fees payable to third parties. These implications could adversely affect our revenues, results of operations, business and financial condition.
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
The franchise documents are subject to termination by the franchisor under the franchise documents in the event of a default generally after expiration of applicable cure periods. Under certain circumstances, including unauthorized transfer or assignment of the franchise, breach of the confidentiality provisions, or health and safety violations, a franchise document may be terminated by the franchisor under the franchise document upon notice without an opportunity to cure. Generally, the default provisions under the franchise documents are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our intellectual property.
In addition, certain of the franchise documents have terms that will expire over the next 12 months. In such cases, the franchisees may renew the franchise document and receive a “successor” franchise document for an additional term. Such option, however, is contingent on the franchisee’s execution of the then-current form of franchise document (which may include increased franchise royalty rates, advertising fees, and other costs or requirements), the satisfaction of certain conditions (including modernization of the location and related operations) and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, such franchisee’s expiring franchise document and the related franchisee payments will terminate upon expiration of the term of the franchise document unless we decide to restructure the franchise documents in order to induce such franchisee to renew the franchise document. Certain of the franchise documents also have month-to-month terms (or are subject to termination by the franchisee upon notice) and are therefore subject to termination at the end of any given month (or the period following notice of termination).
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
The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees’ failure or inability to hire or retain qualified managers, mechanics, and other personnel or franchisees experiencing financial difficulty, including those franchisees that become over leveraged. Training of managers, mechanics, and other personnel may be inadequate, especially due to advances and changes in automotive technology. These and other such negative factors could reduce the franchisees’ revenues, could impact payments under the franchise documents, and could have a material adverse effect on our business and results of operations.
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
The opening and success of our locations depend on various factors, including the demand for our locations and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, costs of construction, permit issuance and regulatory compliance, the ability to meet construction schedules, the availability of financing, and other capabilities of franchisees. There is no assurance that franchisees planning the opening of locations will have the ability or sufficient access to financial resources necessary to open and operate the locations required by their agreements. It cannot be assured that franchisees will successfully participate in our strategic initiatives or operate locations in a manner consistent with our concepts and standards.
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
We have a significant amount of indebtedness. We have seven series of securitization term notes, approximately $2.2 billion of which were outstanding as of December 30, 2023, and one series of variable funding notes, which had no outstanding balance as of December 30, 2023, pursuant to the Securitization Senior Notes Indenture. We also have a $491 million term loan facility outstanding and a $300 million revolving credit facility, which had an outstanding balance of $248 million as of December 30, 2023.
Our obligations under the Securitized Term Notes are secured by substantially all of our and our subsidiaries’ North American revenue-generating assets other than the assets in our Car Wash segment and U.S. glass business. All obligations under the Term Loan Facility and Revolving Credit Facility are unconditionally guaranteed by Driven Brands Parent LLC, a wholly-owned subsidiary of the Company, which wholly-owns Driven Holdings, LLC (the “Borrower”) and each of the Borrower’s existing and future direct and indirect, wholly-owned material domestic subsidiaries, subject to certain customary exclusions and exceptions. The obligations are secured by a perfected first priority security interest in, and mortgages on, substantially all of the Borrower’s assets and those of Driven Brands Parent LLC and each guarantor, including a pledge of the capital stock of all entities directly held by the Borrower or the guarantors (which pledge will be limited to 65% of the voting capital stock of first tier foreign subsidiaries in certain circumstances), in each case subject to customary exclusions and exceptions.
Subject to the limits contained in the documents governing our indebtedness, we may be able to incur substantial additional debt from time to time to finance capital expenditures, investments, acquisitions, or for other purposes. If we do incur substantial additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of indebtedness could have important consequences, including:
•limiting our ability to obtain additional financing to fund capital expenditures, investments, acquisitions, or other general corporate requirements;
•requiring a substantial portion of our cash flow to be dedicated to payments to service our indebtedness instead of other purposes, thereby reducing the amount of cash flow available for capital expenditures, investments, acquisitions, and other general corporate purposes;
•increasing our vulnerability to and the potential impact of adverse changes in general economic, industry, and competitive conditions;
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
If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our securitized notes, term loan facility, or revolving credit facility or otherwise in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to affect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.
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
•quarterly variations in the rate of growth (if any) of our financial indicators, such as net income per share, net income, and revenues;
•the public reaction to our press releases, our other public announcements, and our filings with the SEC;
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
•general market conditions;
•domestic and international economic, legal, and regulatory factors unrelated to our performance;
•announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•security breaches impacting us or other similar companies;
•material weakness in our internal control over financial reporting; and
•the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition, and results of operations.
Our ability to raise capital in the future may be limited.
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings and their impact on the market price of our common stock.
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

The payments we make under the Tax Receivable Agreement could be material. We made an initial payment of $24.7 million under the Tax Receivable Agreement in January 2024. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full Pre-IPO and IPO-Related Tax Benefits, we expect that future payments under the Tax Receivable Agreement will aggregate to between $160 million and $180 million. Any future changes in the realizability of the Pre-IPO and IPO-Related Tax Benefits will impact the amount of the liability under the Tax Receivable Agreement. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of our 2025 fiscal year.
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
The Tax Receivable Agreement provides that in the event that we breach any of our material obligations, whether as a result of our failure to make any payment when due (subject to a specified cure period), failure to honor any other material obligation under it or by operation of law as a result of the rejection of it in a case commenced under the U.S. Bankruptcy Code or otherwise, then all of our payment and other obligations under the Tax Receivable Agreement will be accelerated and will become due and payable, and we will be required to make a payment equal to the present value of future payments under the Tax Receivable Agreement, applying assumptions similar to those described above. Such payments could be substantial and could exceed our and our subsidiaries actual cash tax savings from the Pre-IPO and IPO-Related Tax Benefits.
Because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us. The securitized debt facility may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement because of restrictions under our outstanding indebtedness, such payments will be deferred and will generally accrue interest. As of July 1, 2023, interest accrues at the Base Rate plus an applicable margin or Secured Overnight Financing Rate (“SOFR”) plus an applicable term adjustment plus 1%. To the extent that we are unable to make payments under the Tax Receivable Agreement for any other reason, such payments will generally accrue interest at a rate of SOFR plus an applicable term adjustment plus 5% per annum until paid.
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
Additionally, ineffective internal control over financial reporting could subject us to potential delisting from NASDAQ, regulatory investigations, civil or criminal sanctions and litigation, any of which would have a material adverse effect on our business, results of operations, and financial condition.
Our Principal Stockholders collectively have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
As of February 26, 2024, our Principal Stockholders hold approximately 62% of the outstanding shares of our common stock. As long as affiliates of our Principal Stockholders own or control a majority of our outstanding voting power, our Principal Stockholders and their affiliates will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:
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
We are a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for exemptions from certain corporate governance requirements that we have relied on in the past and may do so in the future.
Our Principal Stockholders control a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of NASDAQ corporate governance standards. Under NASDAQ rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:
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
In addition, as long as our Principal Stockholders beneficially own at least 40% of the voting power of our outstanding common stock, our Principal Stockholders will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and certain corporate transactions. Together, these certificate of incorporation, bylaw and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by our Principal Stockholders and their right to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
Our certificate of incorporation provides that certain courts in the State of Delaware or the federal district courts of the U.S. for certain types of lawsuits is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our certificate of incorporation described above. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees, or stockholders. However, the enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings. If a court were to find the exclusive choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations.
Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
Under our certificate of incorporation, none of our Principal Stockholders, any affiliates of our Principal Stockholders, or any of their respective officers, directors, agents, stockholders, members, or partners, have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director, or other affiliate of our Principal Stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to any Principal Stockholder, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to a Principal Stockholder. For instance, a director of our company who also serves as a director, officer, or employee of one of our Principal Stockholders or any of their portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our Board of Directors consists of ten members, three of whom are our Principal Stockholders’ directors. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by one of our Principal Stockholders to itself or its affiliated funds, the portfolio companies owned by such funds, or any affiliates of a Principal Stockholder instead of to us.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We maintain a cybersecurity program that is reasonably designed to protect our information, and our customers’ information, from cybersecurity threats against us, our franchisees, our third-party vendors, and services providers, that may result in a material adverse effect on the confidentiality, integrity, and availability of our information systems.
Governance
Management
Our Cybersecurity Team, led by our Chief Information Security Officer (“CISO”), is responsible for the implementation, monitoring, and maintenance of the cybersecurity and data protection practices across the Company. The CISO, in conjunction with a cross-functional team, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. In addition to our internal cybersecurity capabilities, we also regularly engage consultants, and other third parties to assist with assessing, identifying, and managing cybersecurity risks and to participate in tabletop and other training exercises.
Board of Directors
Our Board of Directors, in coordination with its Audit Committee, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. The Audit Committee regularly receives reports and presentations from the CISO regarding cybersecurity. The CISO also reports to the Board at least annually on cybersecurity matters. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, are reported to the Board and/or Audit Committee.
Risk Management and Strategy
We employ a defense-in-depth approach with systems and processes designed to oversee, identify, and reduce the potential impact of a security incident against us or a third-party vendor or service provider. These include but are not limited to: Multi-factor Authentication, Privileged Account Management, Endpoint, Email and Cloud Security platforms, immutable backups, vulnerability scanning, third party risk assessments, and other applicable controls.
Incident Response
We have adopted a Cybersecurity Incident Response Plan (the “IRP”) that applies in the event of a cybersecurity incident that provides a standardized framework for responding to cybersecurity incidents. The IRP sets out a coordinated approach to investigating, containing, documenting, and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate, and complying with application regulatory notifications and standards. In general, the IRP leverages the NIST Cybersecurity Framework and the Computer Security Incident Handling Guide (NIST SP 800-61) to guide practices in preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation. The IRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services require access to secure Company information, and to all devices and network services that are owned or managed by the Company.

Item 2. Properties
As of December 30, 2023, we had 4,988 company-operated, franchised, and independently-operated locations, and of these we owned 175 company-operated store locations and 99 independently-operated store locations. We held leases covering the building and/or land for 1,110 of our company-operated locations, 618 of our independently-operated locations, 22 distribution centers and 15 offices and training centers in the U.S., Canada, and Europe, including our corporate headquarters located in Charlotte, North Carolina. The leases generally have initial expiration dates ranging from 5 and 20 years, with certain renewal options available. We also leased 44 properties that were either leased or subleased principally to franchisees as of December 30, 2023. We believe that the properties are suitable and adequate for the Company’s business.
See the “Segment” caption in Part I, Item 1, “Business,” earlier in this report for more information about these properties and locations.
Item 3.    Legal Proceedings
Information relating to this item is included within Note 19 of our financial statements included elsewhere within this Form 10-K.
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
Holders
On February 26, 2024, we had 53 holders of record of our common stock.
Stock Performance Graph
The following graph and table provide a comparison of the cumulative total stockholder return on our common stock from January 15, 2021 (first day of trading following the effective date of our IPO) through December 30, 2023 to the returns of the Standard & Poor's (“S&P”) MidCap 400 Index, and the S&P Retailing Industry Group Index, a peer group. The graph and table assume that $100 was invested on January 15, 2021, in each of our Common Stock, the S&P Midcap 400 Index, and the S&P Retailing Industry Group Index and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Comparison of 36 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2023
130
120
110
100
90
80
70
60
50
40
1/15/21
6/26/21
12/25/21
6/25/22
12/31/22
7/1/23
12/30/23
Driven Brands Holdings Inc.
S&P Midcap 400 Index
S&P Retailing Industry Group Index

	1/15/21	6/26/21	12/25/21	6/25/22	12/31/22	7/1/23	12/30/23
Driven Brands Holdings Inc.	$100.00	$115.58	$124.75	$109.98	$102.30	$101.35	$53.41
S&P Midcap 400 Index	$100.00	$113.08	$116.70	$98.20	$103.18	$112.30	$120.14
S&P Retailing Industry Group Index	$100.00	$111.78	$119.94	$87.03	$79.10	$100.29	$112.64

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
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands”, “the Company”, “we”, “us” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this Annual Report. We operate on a 52 or 53-week fiscal year, which ends on the last Saturday in December. The twelve months ended December 30, 2023 and December 31, 2022 were 52 and 53 week periods, respectively.
Comparative results for the years ending December 31, 2022 and December 25, 2021 are included in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our previously filed 2022 Annual Report on Form 10-K.
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 5,000 locations across 49 U.S. states and 13 other countries. Our scaled, diversified platform fulfills an extensive range of core retail and commercial automotive needs, including paint, collision, glass, and repair services, as well as a variety of high-frequency services, such as oil changes and car washes. We have continued to grow our base of consistent recurring revenue by adding new franchised and company-operated stores and same store sales growth. Driven Brands generated net revenue of approximately $2.3 billion during the year ended December 30, 2023, an increase of 13% compared to the prior year, and system wide sales of approximately $6.3 billion during the year ended December 30, 2023, an increase of 12% from the prior year.
During the third quarter of 2023, management initiated a strategic review of the U.S. car wash operations, which included, but was not limited to, an evaluation of the following: store performance, the competitive landscape, revenue and expense optimization opportunities, and capital requirements. As a result of this review, management approved the closure of 29 stores, halted the opening of new company-operated stores, and began marketing property and equipment for sale that will not be utilized by the Company. These actions resulted in impairment charges of $122 million relating to U.S. Car Wash property and equipment and right-of-use assets during the year ended December 30, 2023. As of December 30, 2023, the Company has reclassified $301 million of assets from property and equipment to assets held for sale on the consolidated balance sheet.
As a result of the evaluation performed above, as well as other qualitative and quantitative factors, including a decline in the stock price during 2023, management determined a triggering event had occurred requiring an interim step one quantitative analysis of the Company’s goodwill and indefinite lived intangible assets during the third quarter of 2023. Based on the results of our interim impairment analysis, we concluded the carrying value of the U.S. Car Wash reporting unit exceeded its fair value, and we recorded a full goodwill impairment charge of $851 million during the third quarter of 2023. The Company performed its annual impairment analysis as of the first day of the fourth quarter and no additional impairments were recorded.
During the fourth quarter of 2023, management evaluated price/mix metrics for U.S. car wash locations and adjusted product offerings to improve retail customer revenue as well as executed cost saving measures to ensure detergent, water usage, and labor optimization. In addition, as part of management’s review of the U.S. glass business integration, management performed a store footprint analysis, which included redundant locations within a market, and closed 22 U.S. glass stores, reduced labor headcount, and implemented technology to improve customer experience and conversion. Costs associated with store closures were not material due to the asset-light nature of this business.
2023 Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Net revenue increased 13% to $2.3 billion, driven by same store sales and net store growth.
•Consolidated same store sales increased 7%.
•Net new stores were 183 for 2023.
•Net Loss of $745 million or $4.53 loss per diluted share in the current year compared to Net Income of $43 million or $0.25 earnings per diluted share in the prior year period, primarily relating to impairment charges and related tax benefits recorded in the current period.
•Adjusted Net Income (non-GAAP) decreased 28% to $142 million or $0.85 per diluted share. The decrease was primarily due to decreased Segment Adjusted EBITDA within our Car Wash segment as well as increased interest and depreciation expense, partially offset by increased Segment Adjusted EBITDA within our Maintenance, Paint, Collision & Glass, and Platform Services segments.
•Adjusted EBITDA (non-GAAP) increased 4% to $517 million. The increase was primarily due to increased Segment Adjusted EBITDA within our Maintenance, Paint, Collision & Glass, and Platform Services segments, partially offset by decreased Segment Adjusted EBITDA within our Car Wash segment.
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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 10 in our consolidated financial statements for a reconciliation of income before taxes to Segment Adjusted EBITDA for the years ended December 30, 2023 and December 31, 2022.

The following table sets forth our key performance indicators for the year ended December 30, 2023 and December 31, 2022:

	Year Ended
(in thousands, except store count or as otherwise noted)	December 30, 2023	December 31, 2022
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$1,899,813	$1,616,100
Car Wash	591,752	585,659
Paint, Collision & Glass	3,389,565	2,958,971
Platform Services	402,598	445,726
Total	$6,283,728	$5,606,456
System-Wide Sales by Business Model:
Franchised Stores	$4,560,980	$4,086,891
Company-Operated Stores	1,526,353	1,324,408
Independently-Operated Stores	196,395	195,157
Total	$6,283,728	$5,606,456
Store Count
Store Count by Segment:
Maintenance	1,786	1,645
Car Wash	1,108	1,111
Paint, Collision & Glass	1,888	1,846
Platform Services	206	203
Total	4,988	4,805
Store Count by Business Model:
Franchised Stores	2,986	2,882
Company-Operated Stores	1,285	1,202
Independently-Operated Stores	717	721
Total	4,988	4,805
Same Store Sales %(1)
Maintenance	9.2%	16.1%
Car Wash	(5.6%)	(3.9%)
Paint, Collision & Glass	11.4%	17.1%
Total consolidated	7.4%	14.1%
Segment Adjusted EBITDA
Maintenance	$329,498	$258,470
Car Wash	128,996	175,326
Paint, Collision & Glass	140,569	134,818
Platform Services	80,492	72,383
Adjusted EBITDA as a percentage of net revenue by segment
Maintenance	34.3%	32.3%
Car Wash	21.6%	29.6%
Paint, Collision & Glass	28.1%	32.8%
Platform Services	37.3%	36.9%
Total consolidated	22.4%	24.5%
(1) Platform Services same store sales metrics were removed as a Key Performance Indicator as sales included within the calculation represented an insignificant portion of Platform Services total sales.

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
Adjusted Net Income/Adjusted Earnings per Share. We define Adjusted Net Income as net income calculated in accordance with GAAP, adjusted for acquisition-related costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges, amortization related to acquired intangible assets and the tax effect of the adjustments. Adjusted Earnings Per Share is calculated by dividing Adjusted Net Income by the weighted average shares outstanding. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.

The following table provides a reconciliation of Net (Loss) Income to Adjusted Net Income and Adjusted Earnings per Share:
Adjusted Net Income /Adjusted Earnings per Share

	Year Ended
(in thousands, except per share data)	December 30, 2023	December 31, 2022
Net (loss) income	$(744,962)	$43,173
Acquisition related costs(a)	13,174	15,304
Non-core items and project costs, net(b)	7,343	20,241
Cloud computing amortization(c)	1,923	—
Equity-based compensation expense(d)	15,300	20,583
Foreign currency transaction (gain) loss, net(e)	(3,078)	17,168
Bad debt recovery(f)	—	(449)
Goodwill impairment(g)	850,970	—
Trade name impairment(h)	—	125,450
Asset sale leaseback (gain) loss, impairment and closed store expenses(i)	139,414	(29,083)
Amortization related to acquired intangible assets(j)	28,756	27,059
Provision for uncertain tax positions(k)	(354)	(148)
Valuation allowance for deferred tax asset(l)	17,729	3,051
Adjusted net income before tax impact of adjustments	326,215	242,349
Tax impact of adjustments(m)	(183,754)	(45,567)
Adjusted net income	142,461	196,782
Net loss attributable to non-controlling interest	—	(15)
Adjusted net income attributable to Driven Brands Holdings Inc.	$142,461	$196,797

Earnings per share
Basic	$(4.50)	$0.26
Diluted	$(4.53)	$0.25

Weighted average shares outstanding for Net Income
Basic	$161,917	$162,762
Diluted	$161,917	$166,743

Adjusted earnings per share
Basic	$0.86	$1.18
Diluted	$0.85	$1.16

Weighted average shares outstanding for Adjusted Net Income
Basic	161,917	162,762
Diluted	164,100	166,743
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.

The following table provides a reconciliation of Net (Loss) Income to Adjusted EBITDA:

Adjusted EBITDA

	Year Ended
	December 30, 2023	December 31, 2022
Net (loss) income	$(744,962)	$43,173
Income tax (benefit) expense	(102,689)	25,167
Interest expense, net	164,196	114,096
Depreciation and amortization	175,296	147,156
EBITDA	(508,159)	329,592
Acquisition related costs(a)	13,174	15,304
Non-core items and project costs, net(b)	7,343	20,241
Cloud computing amortization(c)	1,923	—
Equity-based compensation expense(d)	15,300	20,583
Foreign currency transaction (gain) loss, net(e)	(3,078)	17,168
Bad debt recovery(f)	—	(449)
Goodwill impairment(g)	850,970	—
Trade name impairment(h)	—	125,450
Asset sale leaseback (gain) loss, impairment and closed store expenses(i)	139,414	(29,083)
Adjusted EBITDA	$516,887	$498,806
(a) Consists of acquisition costs as reflected within the consolidated statements of operations, including legal, consulting and other fees, and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under U.S. GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
(b)     Consists of discrete items and project costs, including third party consulting and professional fees associated with strategic transformation initiatives as well as non-recurring payroll-related costs. A $15 million change in estimate related to the Tax Receivable Agreement that we entered into at the IPO related to the filing of our 2021 tax returns was recorded in the fourth quarter of 2022.
(c) Includes non-cash amortization expenses relating to cloud computing arrangements.
(d)     Represents non-cash equity-based compensation expense.
(e)    Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans as well as unrealized gains and losses on remeasurement of cross currency swaps and forward contracts.
(f) Represents the recovery of previously uncollectible receivables outside of normal operations.
(g) Relates to goodwill impairment charges within the Car Wash segment. Refer to Note 7 in our consolidated financial statements for additional information.
(h)     Certain indefinite-lived Car Wash trade names were impaired as the Company elected to discontinue their use. Refer to Note 7 in our consolidated financial statements for additional information.
(i)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, assets held for sale, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates. Refer to Note 7 in our consolidated financial statements for additional information.
(j) Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statements of operations.
(k) Represents amounts recorded for uncertain tax positions, inclusive of interest and penalties.

(l) Represents valuation allowances on income tax carryforwards in certain domestic and foreign jurisdictions that are not more likely than not to be realized.
(m) Represents the tax impact of adjustments associated with the reconciling items between Net Loss (Income) and Adjusted Net Income, excluding the provision for uncertain tax positions. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 36% depending upon the tax attributes of each adjustment and the applicable jurisdiction.

Results of Operations for the Year Ended December 30, 2023 Compared to the Year Ended December 31, 2022
Net Income
We recognized a net loss of $745 million, or $4.53 loss per diluted share for the year ended December 30, 2023, compared to a net income of $43 million, or $0.25 earnings per diluted share for the year ended December 31, 2022. The decrease of $788 million was primarily due to the following:
•a non-cash goodwill impairment charge of $851 million included in the Car Wash segment as well as $133 million of consolidated asset impairment charges, primarily relating to Car Wash assets for the 29 approved store closures, underperforming stores, and assets held for sale in the current period;
•a loss on sale or disposals of fixed assets of approximately $5 million during the year ended December 30, 2023 compared to a gain of $35 million during the year ended December 31, 2022, primarily relating to sale leaseback transactions and a gain on the sale of CARSTAR company-operated stores in the prior year;
•increased interest expense of $50 million, primarily relating to a higher variable interest rate on the Term Loan Facility in the current period, the full-year impact of interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022, and increased borrowings on the Revolving Credit Facility;
•decreased operating margins within the Car Wash segment; and
•increased depreciation and amortization expenses of $28 million relating to capital expenditures and new store openings during 2023.
These decreases were partially offset by:
•a $125 million non-cash intangible impairment charge related to the change in intended use of certain existing Car Wash trade names migrating to the Take 5 Car Wash brand in the prior period;
•a decrease in tax expense of $128 million;
•reduced losses for foreign exchange of $20 million; and
•increases related to same store sales growth, primarily within the Maintenance segment, organic store count growth, and unit growth from acquisitions during 2023.
Adjusted Net Income
Adjusted net income was $142 million for the year ended December 30, 2023, a decrease of $54 million, compared to $197 million for the year ended December 31, 2022. This decrease was primarily due to the following:
•increased interest expense of $50 million, primarily relating to a higher variable interest rate on the Term Loan Facility in the current period, the full-year impact of interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022, and increased borrowings on the Revolving Credit Facility;
•decreased operating margins within the Car Wash segment; and
•increased depreciation expenses of $26 million relating to capital expenditures and new store openings during 2023.
The decreases were partially offset by:
•increases related to same store sales growth, primarily within the Maintenance segment, organic store count growth, and unit growth from acquisitions in the trailing twelve month period.
Adjusted EBITDA
Adjusted EBITDA was $517 million for the year ended December 30, 2023, an increase of $18 million, compared to $499 million for the year ended December 31, 2022. The increase in Adjusted EBITDA was primarily due to:
•increases related to same store sales growth, primarily within the Maintenance segment, organic store count growth, and unit growth from acquisitions in the trailing twelve month period.
The increases were partially offset by:
•decreased operating margins within the Car Wash segment.

To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations.
Net Revenue

	Year Ended
(in thousands)	December 30, 2023	% of Net Revenues	December 31, 2022	% of Net Revenues
Franchise royalties and fees	$190,367	8.3%	$171,734	8.5%
Company-operated store sales	1,526,353	66.2%	1,324,408	65.1%
Independently-operated store sales	196,395	8.5%	195,157	9.6%
Advertising fund contributions	98,850	4.3%	87,750	4.3%
Supply and other revenue	292,064	12.7%	254,145	12.5%
Total net revenue	$2,304,029	100.0%	$2,033,194	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased $19 million, or 11%, primarily due to same store sales growth and net increase of 104 franchised stores. Franchised system-wide sales increased $474 million, or 12%.
Company-operated Store Sales
Company-operated store sales increased $202 million, or 15%, of which approximately $116 million, $82 million, and $5 million related to the Maintenance, Paint, Collision & Glass, and Car Wash segments, respectively. The sales increase in the Maintenance segment was primarily due to same store sales growth and 59 net new company-operated stores. The sales increase in the Paint, Collision & Glass segment was primarily from new store growth in the current year as well as continued ramp for stores acquired in the prior year, partially offset by a decrease in sales relating to company-operated CARSTAR stores sold in 2022. The sales increase in the Car Wash segment was primarily driven by the addition of new company-operated stores through acquisitions and greenfield openings in the current year and continued ramp for stores acquired or opened in the prior year, which was partially offset by a decrease in same store sales and store closures predominately in the fourth quarter of 2023. In aggregate, the Company added 83 company-operated stores year-over-year.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) increased $1 million, or 1%, primarily due to an increase in same store sales and a positive impact from foreign exchange.
Advertising Fund Contributions
Advertising fund contributions increased by $11 million, or 13%, primarily due to an increase in franchise system-wide sales of approximately $474 million, or 12%, from same store sales growth and an additional 104 net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.
Supply and Other Revenue
Supply and other revenue increased $38 million, or 15%, primarily due to growth in product and service revenue within the Maintenance and Platform Services segments as a result of an increase in system-wide sales.

Operating Expenses

		Year Ended
(in thousands)		December 30, 2023	% of Net Revenues		December 31, 2022	% of Net Revenues
Company-operated store expenses		$1,004,472	43.6%		$812,262	40.0%
Independently-operated store expenses		109,078	4.7%		107,940	5.3%
Advertising fund expenses		97,290	4.2%		87,986	4.3%
Supply and other expenses		158,436	6.9%		145,481	7.2%
Selling, general, and administrative expenses		443,112	19.2%		383,478	18.9%
Acquisition related costs		13,174	0.6%		15,304	0.8%
Store opening costs		5,831	0.3%		2,878	0.1%
Depreciation and amortization		175,296	7.6%		147,156	7.2%
Goodwill impairment	850,970	850,970	36.9%	—	—	—%
Trade name impairment charges		—	—%		125,450	6.2%
Asset impairment charges and lease terminations		132,903	5.8%		5,655	0.3%
Total operating expenses		$2,990,562	129.8%		$1,833,590	90.2%
Company-Operated Store Expenses
Company-operated store expenses increased $192 million, or 24%, primarily due to increased operations relating to 83 net company-operated stores added during 2023 as well as increased operating costs primarily relating to increased labor costs and rent expense at properties converted to leases through sale leasebacks in the prior year.
Independently-Operated Store Expenses
Independently-operated store expenses (comprised entirely of expenses from the international car wash locations) increased $1 million, or 1%, primarily due to increased supplies expense.
Advertising Fund Expenses
Advertising fund expenses increased $9 million, or 11%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses increased $13 million, or 9%, due to an increase in supply and other revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $60 million, or 16%, primarily due to a loss on sale or disposals of fixed assets of approximately $5 million in the current period compared to a gain of $35 million in the prior year, relating to sale leaseback transactions as well as a gain on the sale of CARSTAR company-operated stores in the prior year. In addition, the Company incurred higher marketing expenses and infrastructure costs in the current year. These increases were partially offset by a $15 million charge for change in estimate for the Tax Receivable Agreement in the prior year, as well as reduced employee related benefits and professional fees in the current year.
Acquisition Related Costs
Acquisition related costs decreased $2 million, or 14%, due to decreased acquisition activity in the current year compared to the prior year.
Store Opening Costs
Store opening costs increased by $3 million, or 103%, primarily due to costs associated with converting stores from U.S. glass acquisitions to the AGN brand and costs associated with opening new Take 5 Oil, U.S. glass, and U.S. car wash company-operated stores.

Depreciation and Amortization
Depreciation and amortization expense increased $28 million, or 19%, due to additional fixed assets and finite-lived intangible assets recognized in conjunction with recent acquisitions and higher capital expenditures, primarily related to oil change and car wash site development, as well as full year depreciation and amortization for stores opened and intangibles acquired during 2022.
Goodwill Impairment
During the year ended December 30, 2023, a goodwill impairment charge of $851 million was recorded directly attributable to our Car Wash segment. For more information, refer to Note 7 in our consolidated financial statements included within this Form 10-K.
Trade Name Impairment Charges
During the year ended December 31, 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore discontinuing the use of certain Car Wash trade names that had indefinite lives. As a result, the Company recognized a $125 million non-cash impairment charge. For more information, refer to Note 7 in our consolidated financial statements included within this Form 10-K.
Asset Impairment Charges and Lease Terminations
Asset impairment charges and lease terminations increased by $127 million. During the year ended December 30, 2023, the Company recorded impairment charges primarily related to property and equipment and right-of-use assets for the 29 stores management approved for closure, underperforming stores, and impairments relating to assets held for sale or abandoned within the Car Wash segment. During the year ended December 31, 2022, the Company recorded impairment charges relating to certain property and equipment and operating lease right-of-use assets at closed locations. For more information, refer to Note 7 in our consolidated financial statements included within this Form 10-K.
Interest Expense, Net

	Year Ended
(in thousands)	December 30, 2023	% of Net Revenues	December 31, 2022	% of Net Revenues
Interest expense, net	$164,196	7.1%	$114,096	5.6%
Interest expense, net increased $50 million, or 44%, primarily relating to a higher variable interest rate on the Term Loan Facility in the current period, the full-year impact of interest relating to borrowings under the Series 2022-1 Class A-2 Securitization Senior Notes issued in the fourth quarter of 2022, and increased borrowings on the Revolving Credit Facility.
(Gain) Loss on Foreign Currency Transactions, Net

	Year Ended
(in thousands)	December 30, 2023	% of Net Revenues	December 31, 2022	% of Net Revenues
(Gain) loss on foreign currency transactions, net	$(3,078)	(0.1)%	$17,168	0.8%
The gain on foreign currency transactions for the year ended December 30, 2023 was primarily comprised of transaction gains in our foreign operations of $2 million and a gain on foreign currency hedges of $1 million. The loss on foreign currency transactions for the year ended December 31, 2022 was comprised of a $16 million net remeasurement loss on our non U.S. dollar entities, including third party long-term debt and intercompany notes.

Income Tax (Benefit) Expense

	Year Ended
(in thousands)	December 30, 2023	% of Net Revenues	December 31, 2022	% of Net Revenues
Income tax (benefit) expense	$(102,689)	(4.5%)	$25,167	1.2%
Income tax benefit was $103 million for the year ended December 30, 2023 compared to an income tax expense of $25 million for the year ended December 31, 2022. The effective income tax rate for the year ended December 30, 2023 was 12.1% compared to 36.8% for the year ended December 31, 2022. The net decrease in income tax expense and effective tax rate was primarily driven by impairments recorded during the year ended December 30, 2023.
Segment Results of Operations for the Year Ended December 30, 2023 Compared to the Year Ended December 31, 2022
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
Maintenance

	Year Ended		2023	2022
(in thousands, unless otherwise noted)	December 30, 2023	December 31, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$56,298	$45,046	5.8%	5.6%
Company-operated store sales	809,356	692,947	84.3%	86.7%
Supply and other revenue	94,746	61,869	9.9%	7.7%
Total net revenue	$960,400	$799,862	100.0%	100.0%
Segment Adjusted EBITDA	$329,498	$258,470	34.3%	32.3%

System-Wide Sales			Change
Franchised stores	$1,090,457	$923,153	$167,304	18.1%
Company-operated stores	809,356	692,947	116,409	16.8%
Total System-Wide Sales	$1,899,813	$1,616,100	$283,713	17.6%

Store Count (in whole numbers)			Change
Franchised stores	1,134	1,052	82	7.8%
Company-operated stores	652	593	59	9.9%
Total Store Count	1,786	1,645	141	8.6%
Same Store Sales %	9.2%	16.1%
Maintenance net revenue increased $161 million, or 20%, driven primarily by a $116 million increase in company-operated store sales from same store sales growth and 59 net new company-operated stores. Supply and other revenue increased by $33 million, or 53%, primarily due to higher system-wide sales from franchised stores. Franchise royalties and fees increased by $11 million, or 25%, primarily due to the $167 million, or 18%, increase in franchised system-wide sales from same store sales growth and 82 net new franchise stores.
Maintenance Segment Adjusted EBITDA increased $71 million, or 27%, primarily due to revenue growth, cost management, and operational leverage utilizing our efficient labor model at company-operated locations.

Car Wash

	Year Ended		2023	2022
(in thousands, unless otherwise noted)	December 30, 2023	December 31, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	395,357	390,502	66.1%	65.9%
Independently-operated store sales	196,395	195,157	32.9%	32.9%
Supply and other revenue	5,992	7,061	1.0%	1.2%
Total net revenue	$597,744	$592,720	100.0%	100.0%
Segment Adjusted EBITDA	$128,996	$175,326	21.6%	29.6%

System-Wide Sales			Change
Company-operated stores	$395,357	390,502	$4,855	1.2%
Independently-operated stores	196,395	195,157	1,238	0.6%
Total System-Wide Sales	$591,752	$585,659	$6,093	1.0%

Store Count (in whole numbers)			Change
Company-operated stores	391	390	1	0.3%
Independently-operated stores	717	721	(4)	(0.6%)
Total Store Count	1,108	1,111	(3)	(0.3)%
Same Store Sales %	(5.6%)	(3.9%)

Car Wash segment net revenue increased $5 million, or 1%, driven primarily by a $5 million increase in company-operated store sales from the addition of 32 new company-operated stores in the current year and continued ramp for stores acquired or opened in the prior year, which was partially offset by a decrease in same store sales and store closures predominately in the fourth quarter of 2023. Independently-operated store sales increased $1 million due to an increase in same store sales for independently-operated stores and positive impacts from foreign exchange. Supply and other revenue decreased $1 million due to decreased vending sales.
Car Wash is comprised of car wash sites throughout the U.S., Europe, and Australia with varying geographical, economical, and political factors, which could impact the results of the business. Our U.S. Car Wash locations have experienced softening demand, increased competitive pressures, and negative weather patterns, which have contributed to negative same store sales, as well as political disruptions in our international locations resulting in increased costs and reduced operational results. We perform site reviews to evaluate operational efficiencies and these reviews could result in future impairment charges.
During the year ended December 30, 2023, management initiated a strategic review of the U.S. car wash operations, which included, but was not limited to, an evaluation of the following: store performance, the competitive landscape, revenue and expense optimization opportunities, and capital requirements. As a result of this review, management approved the closure of 29 stores, halted the opening of new company-operated stores, and began marketing property and equipment for sale that will not be utilized by the Company.
Car Wash Segment Adjusted EBITDA decreased by $46 million, or 26%, primarily driven by increased rent as a result of sale-leaseback transactions, decreased same store sales within company-operated store sales, and increased company-operated store costs primarily relating to employee compensation, property taxes, insurance, supplies and utilities.

Paint, Collision & Glass

	Year Ended		2023	2022
(in thousands, unless otherwise noted)	December 30, 2023	December 31, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$103,604	$93,026	20.7%	22.7%
Company-operated store sales	317,428	235,924	63.4%	57.4%
Supply and other revenue	79,342	81,714	15.9%	19.9%
Total net revenue	$500,374	$410,664	100.0%	100.0%
Segment Adjusted EBITDA	$140,569	$134,818	28.1%	32.8%

System-Wide Sales			Change
Franchised stores	$3,072,137	$2,723,047	$349,090	12.8%
Company-operated stores	317,428	235,924	81,504	34.5%
Total System-Wide Sales	$3,389,565	$2,958,971	$430,594	14.6%

Store Count (in whole numbers)			Change
Franchised stores	1,647	1,628	19	1.2%
Company-operated stores	241	218	23	10.6%
Total Store Count	1,888	1,846	42	2.3%
Same Store Sales %	11.4%	17.1%
Paint, Collision & Glass net revenue increased $90 million, or 22%, for the year ended December 30, 2023, as compared to the year ended December 31, 2022. Company-operated store sales increased $82 million, or 35%, primarily from net store growth in the trailing twelve months as well as continued ramp for stores acquired in the prior year, partially offset by a decrease in sales relating to company-operated CARSTAR stores sold in 2022. Franchise royalties and fees revenue increased $11 million, or 11%, primarily due to a $349 million, or 13%, increase in franchised system-wide sales from same store sales growth. Supply and other revenue decreased $2 million, or 3%, due to reduced incentive payments in the current period.
We entered the U.S. glass market in the first quarter of 2022 through the acquisition of Auto Glass Now and have quickly become the second largest player in the U.S. auto glass servicing category. Since entering the U.S. market, we have completed 12 acquisitions and as of December 30, 2023 we have 231 company-operated glass stores. We have continued to integrate these acquisitions, standardize operations, and rebrand to the Auto Glass Now brand name throughout 2023. Due to the size and complexity of these acquisitions, the integrations have taken longer than planned resulting in lower revenue and less cost efficiencies than expected in the current period. During the fourth quarter of 2023, management performed a store footprint analysis, which included redundant locations within a market, and closed 22 U.S. glass stores, reduced labor headcount accordingly, and implemented technology to improve customer experience and conversion. Costs associated with store closures were not material due to the asset-light nature of this business. We perform site reviews to evaluate operational efficiencies and these reviews could result in future impairment charges.
Paint, Collision & Glass Segment Adjusted EBITDA increased $6 million, or 4%, primarily due to revenue growth from acquisitions, including full year operations of prior year acquisitions, same store sales growth, and a one-time franchise licensee termination fee of $5 million, partially offset by higher employee-related costs and reduced volume associated with company-operated stores.

Platform Services

	Year Ended		2023	2022
(in thousands, unless otherwise noted)	December 30, 2023	December 31, 2022	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$30,465	$33,662	14.1%	17.1%
Company-operated store sales	4,212	5,035	1.9%	2.6%
Supply and other revenue	181,327	157,676	84.0%	80.3%
Total net revenue	$216,004	$196,373	100.0%	100.0%
Segment Adjusted EBITDA	$80,492	$72,383	37.3%	36.9%

System-Wide Sales			Change
Franchised stores	$398,386	$440,691	$(42,305)	(9.6%)
Company-operated stores	4,212	5,035	(823)	(16.3%)
Total System-Wide Sales	$402,598	$445,726	$(43,128)	(9.7%)

Store Count (in whole numbers)			Change
Franchised stores	205	202	3	1.5%
Company-operated stores	1	1	—	—%
Total Store Count	206	203	3	1.5%
Platform Services net revenue increased $20 million, or 10%, driven primarily by an increase in total system-wide sales of $6.3 billion in the current year compared to $5.6 billion in the prior year, which resulted in increased product purchases from franchisees and company-operated stores.
Platform Services Segment Adjusted EBITDA increased $8 million, or 11%, primarily driven by a combination of revenue growth and cost management.

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
Driven Brands Funding, LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with our securitization senior notes. Our Term Loan Facility and Revolving Credit Facility also have certain qualitative covenants. As of December 30, 2023, the Co-Issuers and Driven Holdings were in material compliance with all such covenants under their respective credit agreements.
At December 30, 2023, the Company had total liquidity of $319 million, which included $177 million in cash and cash equivalents and $91 million and $52 million of undrawn capacity on its 2019 VFN and Revolving Credit Facility, respectively. This does not include the additional $135 million Series 2022-1 Class A-1 Notes that expand our variable funding note borrowing capacity when the company elects to exercise it, assuming certain conditions continue to be met.
Contractual Obligations
In addition to our liquidity and capital resources, we have significant contractual obligations and commitments as of December 30, 2023 relating to the following:
•Long-term debt and interest obligations - As of December 30, 2023 our outstanding debt balance was $3.0 billion. See Note 9 to our consolidated financial statements for additional details regarding the timing of expected future principal payments. Interest on long-term debt is calculated based on debt outstanding and interest rates in effect on December 30, 2023, taking into account scheduled maturities and amortization payments. As of December 30, 2023, we estimate interest payments of $149 million due in 2024 and $369 million due in 2025 and thereafter.
•Operating lease commitments - The company and its subsidiaries have operating lease agreements for the rental of office space, company-operated stores, and office equipment. As of December 30, 2023, our remaining contractual commitments for operating leases were $2.2 billion. See Note 11 to our consolidated financial statements regarding the timing of expected future payments.
•Sublease rental - The Company’s subsidiaries enter into certain lease agreements with owners of real property to sublet the leased premises to its franchisees. As of December 30, 2023, our remaining contractual commitments for sublease rentals were $41 million. See Note 11 to our consolidated financial statements regarding the timing of expected future payments.
The following table illustrates the main components of our cash flows for the year ended December 30, 2023 and December 31, 2022:

	Year Ended
(in thousands)	December 30, 2023	December 31, 2022
Net cash provided by operating activities	$235,167	$197,176
Net cash used in investing activities	(451,407)	(840,280)
Net cash provided by financing activities	170,699	343,368
Effect of exchange rate changes on cash	484	(2,283)
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(45,057)	$(302,019)
Operating Activities
Net cash provided by operating activities was $235 million for the year ended December 30, 2023 compared to $197 million for the year ended December 31, 2022. The increase was due to a $56 million payment for transaction costs associated with the AGN acquisition during the year ended December 31, 2022, partially offset by decreased earnings in the current period.

Investing Activities
Net cash used in investing activities was $451 million for the year ended December 30, 2023 compared to $840 million for the year ended December 31, 2022. The decrease was due to a $703 million decrease in net cash paid for acquisitions, partially offset by a $160 million increase in capital expenditures, primarily relating to building new company-operated stores and remodeling and improving existing stores and a $139 million decrease in proceeds from sale-leaseback transactions.
Financing Activities
Net cash provided by financing activities was $171 million for the year ended December 30, 2023 primarily related to net borrowings on the revolving credit facility of $248 million and proceeds from the exercise of stock options of $6 million, partially offset by share repurchases of $50 million and repayments of long-term debt, including finance leases, of $33 million. Net cash provided by financing activities was $343 million for the year ended December 31, 2022 primarily related to net debt proceeds and debt related activity. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.
Tax Receivable Agreement
We expect to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s initial public offering, which we therefore attribute to our existing shareholders. We expect that these tax benefits (i.e., the Pre-IPO and IPO-Related Tax Benefits) will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future. We have entered into a Tax Receivable Agreement which provides our Pre-IPO shareholders with the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that we and our subsidiaries actually realize as a result of the utilization of the Pre-IPO and IPO-Related Tax Benefits. The Company recorded a current tax receivable liability of $56 million and $53 million as of December 30, 2023 and December 31, 2022, respectively, and a non-current tax receivable liability of $118 million as of December 30, 2023 and December 31, 2022, respectively, on the consolidated balance sheets. We made an initial payment of approximately $25 million under the Tax Receivable Agreement in January 2024.
For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by reference to the reduction in the liability for income taxes resulting from the utilization of the Pre-IPO and IPO-Related Tax Benefits. The term of the Tax Receivable Agreement commenced upon the effective date of the Company’s initial public offering and will continue until the Pre-IPO and IPO-Related Tax Benefits have been utilized, accelerated, or expired.
Because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us. The securitized debt facility may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement because of restrictions under our outstanding indebtedness, such payments will be deferred and will generally accrue interest. As of July 1, 2023, interest accrues at the Base Rate plus an applicable margin or Secured Overnight Financing Rate (“SOFR”) plus an applicable term adjustment plus 1.0%. To the extent that we are unable to make payments under the Tax Receivable Agreement for any other reason, such payments will generally accrue interest at a rate of SOFR plus an applicable term adjustment plus 5.0% per annum until paid.

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
In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and indefinite-lived intangible assets. Significant assumptions used by management in estimating fair value under the discounted cash flow model include revenue growth rates, terminal growth rates, discount rates, and EBITDA margins. Other assumptions include operating expenses, overhead expenses, tax depreciation, and capital expenditures. Assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
The Company performed an interim quantitative assessment of goodwill as of September 30, 2023 based on factors outlined in Note 7 of the consolidated financial statements within this Form 10-K, which resulted in a full impairment charge to the U.S. Car Wash reporting unit. As of the date of our interim assessment, our International Car Wash and Maintenance-Repair, primarily comprised of the Meineke brand, reporting units have goodwill carrying values approximating $200 million and $111 million, respectively, and the fair value exceeded this amount by approximately 6% and 6%, respectively. The most sensitive assumptions utilized to estimate the fair value of these reporting units were the discount rate and revenue growth rate. A hypothetical 1% increase to the discount rate would have resulted in an impairment of $19 million and $11 million, respectively, for the Car Wash International and Maintenance-Repair reporting units, respectively. A hypothetical 1% decrease to the revenue growth rate would have resulted in an impairment of $4 million and $3 million, respectively, for the Car Wash International and Maintenance-Repair reporting units, respectively. Material changes in these estimates could occur and result in additional impairment charges in future periods.
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
The Company performed an interim quantitative assessment of indefinite-lived trade names as of September 30, 2023 based on factors outlined in Note 7 of the consolidated financial statements within this Form 10-K, which did not result in an impairment charge. As of the date of our interim assessment, the fair value of indefinite-lived trade names within our Maintenance, Paint, Collision & Glass, and Platform Services segments, with carrying values of $137 million, $27 million, and $9 million, respectively, did not significantly exceed their respective carrying values. The most sensitive assumption for these tradenames is the related royalty rate and discount rate. A hypothetical 0.5% decrease to the royalty rate would have resulted in an impairment of $37 million, $2 million, and $2 million for the Maintenance, Paint, Collision & Glass, and Platform Services segments, respectively. A hypothetical 1% increase to the discount rate would have resulted in an impairment of $12 million, $3 million, and $1 million for the Maintenance, Paint, Collision & Glass, and Platform Services segments, respectively. Material changes in these estimates could occur and result in additional impairment charges in future periods.
On October 1, 2023, the first day of the fourth quarter, the Company performed its annual impairment assessment, which did not result in additional impairments.
Business combinations
We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets, including trade names, franchise agreements, license agreements, customer relationships, real property and market adjustments for in-place lease agreements. The Company will record a right-of-use (“ROU”) asset for acquired leases at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease. As a result, in the case of significant acquisitions, we normally obtain the assistance of a third-party valuation specialist in estimating the value of real property and intangible assets. The fair value measurements are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. Favorable or unfavorable market terms used to value the ROU assets are estimated based on comparable market data. Fair values of acquired trade names are estimated using an income approach, specifically the relief-from-royalty method. Assumptions utilized in the determination of fair value include forecasted sales, discount rates, and royalty rates. While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances, like a pandemic, may occur, which could affect the accuracy or validity of the estimates and assumptions.
Long-lived assets
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. We test impairment at the individual store asset group level, which includes property and equipment and operating lease assets. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. Significant factors considered include, but are not limited to, current and forecast sales, current and forecast cash flows, the number of years the site has been in operation, remaining lease life (if applicable), and other factors which apply on a case-by-case basis. The analysis is performed at the individual site level for indicators of permanent impairment. Recoverability of the Company's assets is measured by comparing the assets' carrying value to the undiscounted cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.
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
Equity-based Compensation
We have an equity-based compensation plan that provides compensation to employees through various grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, or any combination of the foregoing to current and prospective employees and directors of, and consultants and advisors to, the Company and its affiliates.
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

Application of New Accounting Standards
See Note 2 of the consolidated financial statements for a discussion of recently issued accounting standards applicable to the Company.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our financing activities used to fund business operations. Primary exposures include movements in the Secured Overnight Financing Rate (“SOFR”). The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. Over the past several years, the U.S. Federal Reserve Board and European Central Bank have changed certain benchmark interest rates, which has resulted in fluctuations within our variable rate debt instruments.
We have attempted to manage this risk by issuing fixed rate debt instruments on the majority of our securitization senior notes. However, our variable funding notes, Term Loan Facility, and Revolving Credit Facility are variable rate, and therefore our interest costs are subject to change based on movement in interest rates. A hypothetical rate increase or decrease of 1% for variable debt held as of December 30, 2023, would result in an increase or decrease of interest expense of $7 million.
We also have exposure to variable interest rates in the Tax Receivable Agreement. See Note 2 to the consolidated financial statements for additional details.
As discussed in “Risk Factors - We are required to make payments under a Tax Receivable Agreement for certain tax benefits, which amounts are expected to be material” to the extent that we are unable to make payments under the Tax Receivable Agreement because of restrictions under our outstanding indebtedness. As of July 1, 2023, interest accrues at the Base Rate plus an applicable margin or SOFR plus an applicable term adjustment plus 1.0%. To the extent that we are unable to make payments under the Tax Receivable Agreement for any other reason, such payments will generally accrue interest at a rate of SOFR plus an applicable term adjustment plus 5.0% per annum until paid.
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
Foreign Exchange Risk
We are exposed to market risk due to changes in currency exchange rate fluctuations for revenues generated by our operations in Canada, Europe, and Australia, which can adversely impact our net income and cash flows. Our consolidated statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions, such as intercompany loans denominated in foreign currency. We have attempted to minimize this risk on certain securitization debt and inter-company loans with a cross-currency interest rate swap agreement and foreign currency forward contracts to hedge our risk to changes between the U.S. Dollar and Canadian Dollar as well as a forward contract between the British Pound and Euro, respectively. See Note 12 to the consolidated financial statements for additional details.
Impact of Inflation
Inflation did not have a significant overall effect on our annual results of operations during 2023, 2022 or 2021. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Driven Brands Holdings Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Driven Brands Holdings Inc. and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), shareholders’/members’ equity and cash flows for each of the two years in the period ended December 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for the two years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating ef1fectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded 11 businesses from its assessment of internal control over financial reporting as of December 30, 2023 because they were acquired by the Company in purchase business combinations during 2023. We have also excluded these 11 businesses from our audit of internal control over financial reporting. These businesses, each of which is wholly-owned, comprised, in the aggregate, total assets and total net revenue excluded from management’s assessment and our audit of internal control over financial reporting of approximately less than 1% of consolidated total net revenue and consolidated total assets, respectively, as of and for the year ended December 30, 2023.
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
Interim Goodwill Impairment Assessments – Maintenance-Repair, U.S. Car Wash, and International Car Wash Reporting Units
As described in Notes 2, 6 and 7 to the consolidated financial statements, the Company’s goodwill balance was $1.46 billion as of December 30, 2023, and the goodwill associated with the Maintenance and Car Wash reportable segments was $482.0 million and $217.4 million, respectively. Management has determined that the Maintenance reportable segment includes the Maintenance-Quick Lube and Maintenance-Repair reporting units, and the Car Wash reportable segment includes the International Car Wash and U.S. Car Wash reporting units. Management tests goodwill for impairment at the reporting unit level on the first day of the fourth quarter every year or more frequently if events or changes in circumstances indicate the asset might be impaired. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. Management performed a strategic review of the U.S. car wash operations, and as a result of the strategic review, as well as other qualitative and quantitative factors, including a decline in the stock price during the third quarter of 2023, management determined a triggering event had occurred requiring a quantitative analysis of the Company’s goodwill as of September 30, 2023. Based on the results of the interim impairment analysis, management determined that the carrying value of the U.S. Car Wash reporting unit exceeded its fair value and recorded a goodwill impairment charge of $851 million. Management uses the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill. Significant assumptions used by management in estimating fair value under the discounted cash flow model include revenue growth rates, terminal growth rates, discount rates and EBITDA margins.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the Maintenance-Repair, U.S. Car Wash, and International Car Wash reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the U.S. Car Wash, Maintenance-Repair, and International Car Wash reporting units using the income approach; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, terminal growth rates, and discount rates for the Maintenance-Repair and U.S. Car Wash reporting units and revenue growth rates, terminal growth rate, discount rate, and EBITDA margin for the International Car Wash reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessments, including controls over the valuation of the Maintenance-Repair, U.S. Car Wash, and International Car Wash reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Maintenance-Repair, U.S. Car Wash, and International Car Wash reporting units; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, terminal growth rates, and discount rates for the Maintenance-Repair and U.S. Car Wash reporting units and revenue growth rates, terminal growth rate, discount rate, and EBITDA margin for the International Car Wash reporting unit. Evaluating management’s assumptions related to revenue growth rates, terminal growth rates, and EBITDA margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Maintenance-Repair, U.S. Car Wash and International Car Wash reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 28, 2024

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Driven Brands Holdings Inc.

Opinion on the financial statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders’/members’ equity, and cash flows of Driven Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) for the period ended December 25, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period ended December 25, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2009 to 2022.

Charlotte, North Carolina
February 28, 2024

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in thousands, except per share amounts)	December 30, 2023	December 31, 2022	December 25, 2021
Net revenue:
Franchise royalties and fees	$190,367	$171,734	$144,413
Company-operated store sales	1,526,353	1,324,408	843,646
Independently-operated store sales	196,395	195,157	204,246
Advertising contributions	98,850	87,750	75,599
Supply and other revenue	292,064	254,145	199,376
Total net revenue	2,304,029	2,033,194	1,467,280
Operating Expenses:
Company-operated store expenses	1,004,472	812,262	515,837
Independently-operated store expenses	109,078	107,940	114,115
Advertising expenses	97,290	87,986	74,765
Supply and other expenses	158,436	145,481	112,318
Selling, general, and administrative expenses	443,112	383,478	292,263
Acquisition related costs	13,174	15,304	62,386
Store opening costs	5,831	2,878	2,497
Depreciation and amortization	175,296	147,156	112,777
Goodwill impairment	850,970	—	—
Trade name impairment	—	125,450	—
Asset impairment charges and lease terminations	132,903	5,655	3,257
Total operating expenses	2,990,562	1,833,590	1,290,215
Operating (loss) income	(686,533)	199,604	177,065
Other expenses, net:
Interest expense, net	164,196	114,096	75,914
(Gain) loss on foreign currency transactions	(3,078)	17,168	20,683
Loss on debt extinguishment	—	—	45,576
Other expense, net	161,118	131,264	142,173
(Loss) income before taxes	(847,651)	68,340	34,892
Income tax (benefit) expense	(102,689)	25,167	25,356
Net (loss) income	(744,962)	43,173	9,536
Net loss attributable to non-controlling interest	—	(15)	(96)
Net (loss) income attributable to Driven Brands Holdings Inc.	$(744,962)	$43,188	$9,632

(Loss) earnings per share:
Basic	$(4.50)	$0.26	$0.06
Diluted	$(4.53)	$0.25	$0.06
Weighted average shares outstanding
Basic	161,917	162,762	160,684
Diluted	161,917	166,743	164,644

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(in thousands)	December 30, 2023	December 31, 2022	December 25, 2021
Net (loss) income	$(744,962)	$43,173	$9,536
Other comprehensive income (loss):
Foreign currency translation adjustments	26,098	(64,418)	(20,994)
Unrealized (loss) gain from cash flow hedges, net of tax (benefit) expense of ($254), $1,849, and ($157), respectively	(892)	5,941	(671)
Actuarial (loss) gain of defined pension plan, net of tax expense of $18, $591, and $0, respectively	(633)	1,049	132
Other comprehensive income (loss), net	24,573	(57,428)	(21,533)
Total comprehensive loss	(720,389)	(14,255)	(11,997)
Comprehensive income (loss) attributable to non-controlling interests	13	(36)	(73)
Comprehensive loss attributable to Driven Brands Holdings Inc.	$(720,402)	$(14,219)	$(11,924)

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$176,522	$227,110
Restricted cash	657	792
Accounts and notes receivable, net	151,259	179,888
Inventory	83,171	72,040
Prepaid and other assets	46,714	40,084
Income tax receivable	15,928	15,075
Assets held for sale	301,229	—
Advertising fund assets, restricted	45,627	36,421
Total current assets	821,107	571,410
Other assets	56,565	30,561
Property and equipment, net	1,438,496	1,545,738
Operating lease right-of-use assets	1,389,316	1,299,189
Deferred commissions	6,312	7,121
Intangibles, net	739,402	765,903
Goodwill	1,455,946	2,277,065
Deferred tax assets	3,660	2,911
Total assets	$5,910,804	$6,499,898
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$67,526	$60,606
Accrued expenses and other liabilities	242,171	317,318
Income tax payable	5,404	4,454
Current portion of long-term debt	32,673	32,986
Income tax receivable liability	56,001	53,328
Advertising fund liabilities	23,392	36,726
Total current liabilities	427,167	505,418
Long-term debt	2,910,812	2,705,281
Deferred tax liabilities	154,742	276,749
Operating lease liabilities	1,332,519	1,177,501
Income tax receivable liability	117,915	117,915
Deferred revenue	30,507	30,046
Long-term accrued expenses and other liabilities	30,419	33,419
Total liabilities	5,004,081	4,846,329
Commitments and contingencies (Note 19)
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 163,965,231 and 167,404,047 shares outstanding; respectively	1,640	1,674
Additional paid-in capital	1,652,401	1,628,904
Retained (deficit) earnings	(710,087)	84,795
Accumulated other comprehensive loss	(37,875)	(62,435)
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	906,079	1,652,938
Non-controlling interests	644	631
Total shareholders' equity	906,723	1,653,569
Total liabilities and shareholders' equity	$5,910,804	$6,499,898
The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY

	Year Ended
	December 30, 2023		December 31, 2022		December 25, 2021
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	167,404,047	$1,674	167,380,450	$1,674	56,500,000	$565
Stock issued relating to Employee Stock Purchase Plan	82,546	1	143,707	1	—	—
Shares issued for exercise/vesting of share-based compensation awards	354,093	4	35,788	—	26,084	—
Share repurchases	(3,601,694)	(36)	—	—	(2,067,172)	(21)
Forfeiture of restricted stock awards	(273,761)	(3)	(155,898)	(1)	(55,887)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	—	—	—	108,204,698	1,082
Common stock issued upon underwriter’s exercise of over-allotment	—	—	—	—	4,772,727	48
Balance at end of period	163,965,231	$1,640	167,404,047	$1,674	167,380,450	$1,674
Additional paid-in capital
Balance at beginning of period		$1,628,904		$1,605,890		$1,055,172
Equity-based compensation expense		15,300		20,583		4,301
Exercise of stock options		6,117		354		505
Stock issued relating to Employee Stock Purchase Plan		2,080		2,077		—
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions		—		—		645,661
Common stock issued upon underwriter’s exercise of over-allotment		—		—		99,177
Repurchase of common stock		—		—		(42,956)
Establishment of tax receivable agreement liability		—		—		(155,970)
Balance at end of period		$1,652,401		$1,628,904		$1,605,890
Retained (deficit) earnings
Balance at beginning of period		$84,795		$41,607		$31,975
Share repurchases		(49,920)		—		—
Net (loss) income		(744,962)		43,188		9,632
Balance at end of period		$(710,087)		$84,795		$41,607
Accumulated other comprehensive loss
Balance at beginning of period		$(62,435)		$(5,028)		$16,528
Other comprehensive loss (income)		24,560		(57,407)		(21,556)
Balance at end of period		$(37,875)		$(62,435)		$(5,028)
Non-controlling interests
Balance at beginning of period		$631		$1,099		$2,120
Net loss		—		(15)		(96)
Other comprehensive loss (income)		13		(21)		23
Divestiture of Denmark car wash operations		—		(432)		—
At-Pac divestiture		—		—		(948)
Balance at end of period		$644		$631		$1,099

Total shareholders’ equity		$906,723		$1,653,569		$1,645,242

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	December 30, 2023	December 31, 2022	December 25, 2021
Net (loss) income	$(744,962)	$43,173	$9,536
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	175,296	147,156	112,777
Goodwill impairment	850,970	—	—
Trade name impairment	—	125,450	—
Equity-based compensation expense	15,300	20,583	4,301
(Gain) loss on foreign denominated transactions	(2,022)	17,147	25,324
(Gain) loss on foreign currency derivatives	(1,056)	21	(4,642)
Loss (gain) on sale and disposal of businesses, fixed assets, and sale-leaseback transactions	4,909	(34,854)	(11,353)
Reclassification of interest rate hedge to income	(2,077)	(542)	—
Bad debt expense	1,938	5,777	1,854
Asset impairment charges and lease terminations	132,903	5,655	3,257
Amortization of deferred financing costs and bond discounts	10,307	8,450	7,002
(Benefit) provision for deferred income taxes	(125,804)	20,567	9,866
Loss on extinguishment of debt	—	—	45,576
Other, net	24,243	(21)	(2,183)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	13,561	(58,837)	(36,395)
Inventory	(11,731)	(22,712)	(5,723)
Prepaid and other assets	(6,877)	(30,418)	(30,260)
Advertising fund assets and liabilities, restricted	(16,861)	12,698	9,386
Other assets	(39,814)	(23,378)	483
Deferred commissions	418	3,407	(1,899)
Deferred revenue	1,937	1,925	6,678
Accounts payable	7,390	(34,634)	6,905
Accrued expenses and other liabilities	(52,854)	2,898	128,871
Income tax receivable	53	(12,335)	4,466
Cash provided by operating activities	235,167	197,176	283,827
Cash flows from investing activities:
Capital expenditures	(596,478)	(436,205)	(160,760)
Cash used in business acquisitions, net of cash acquired	(59,574)	(763,061)	(800,829)
Proceeds from sale-leaseback transactions	194,658	333,798	144,134
Proceeds from sale or disposal of businesses and fixed assets	9,987	25,188	2,519
Cash used in investing activities	(451,407)	(840,280)	(814,936)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	—	(7,172)	(19,756)
Proceeds from the issuance of long-term debt	—	365,000	950,000
Repayment of long-term debt	(27,971)	(23,912)	(721,500)
Proceeds from revolving lines of credit and short-term debt	378,000	435,000	526,800
Repayment of revolving lines of credit and short-term debt	(130,000)	(435,000)	(544,800)
Repayment of principal portion of finance lease liability	(5,165)	(3,369)	(2,199)
Proceeds from failed sale-leaseback transactions	—	—	538
Proceeds from initial public offering, net of underwriting discounts	—	—	661,500

Net proceeds from follow-on public offering	—	—	99,225
Share repurchases	(49,956)	—	(43,040)
Proceeds from the termination of interest rate swap	—	10,870	—
Payment for termination of interest rate swaps	—	—	(21,826)
Stock option exercises	6,117	340	505
Other, net	(326)	1,611	89
Cash provided by financing activities	170,699	343,368	885,536
Effect of exchange rate changes on cash	484	(2,283)	558
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(45,057)	(302,019)	354,985
Cash and cash equivalents, beginning of period	227,110	523,414	172,611
Cash included in advertising fund assets, restricted, beginning of period	32,871	38,586	19,369
Restricted cash, beginning of period	792	792	15,827
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	260,773	562,792	207,807
Cash and cash equivalents, end of period	176,522	227,110	523,414
Cash included in advertising fund assets, restricted, end of period	38,537	32,871	38,586
Restricted cash, end of period	657	792	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$215,716	$260,773	$562,792

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$33,695	$18,857	$4,753
Deferred consideration included in accrued expenses and other liabilities	3,311	35,007	16,000
Contingent consideration	—	—	56,000
Supplemental cash flow disclosures - cash paid for:
Interest	$156,083	$113,226	$75,807
Income taxes	22,947	17,220	12,764

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
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into a Tax Receivable Agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current tax receivable liability of $56 million and $53 million as of December 30, 2023 and December 31, 2022, respectively, and a non-current tax receivable liability of $118 million as of December 30, 2023 and December 31, 2022, respectively, on the consolidated balance sheets. We made an initial payment of approximately $25 million under the Tax Receivable Agreement in January 2024.
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

Note 2— Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). Our 2023 and 2021 fiscal years ending December 30, 2023 and December 25, 2021 consisted of 52 weeks, respectively, and our 2022 fiscal year ending December 31, 2022 consisted of 53 weeks. The Car Wash segment is consolidated based on a calendar month end.
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
Restricted Cash
The Company had total restricted cash of $39 million and $34 million at December 30, 2023 and December 31, 2022, respectively, which primarily consisted of funds from franchisees pursuant to franchise agreements, the usage of which was restricted to advertising activities, and letters of credit collateral. Advertising funds are presented within advertising fund assets, restricted, on the consolidated balance sheet.
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
Notes receivable are primarily from franchisees and relate to financing arrangements for certain past due balances or to partially finance the acquisition of company-operated stores or re-franchising locations. The notes are typically collateralized by the assets of the store being purchased. Interest income recognized on these notes is included in supply and other revenue on the accompanying consolidated statements of operations. The Company places notes receivable on a non-accrual status based on management’s determination if it is probable that the principal balance is not expected to be repaid per the contractual terms. When the Company places a note receivable on a non-accrual status, interest income recorded on the note is reversed through supply and other revenue. The Company recorded an immaterial amount of interest income related to its notes receivables during the years ended December 30, 2023, December 31, 2022, and December 25, 2021.

Allowance for Credit Losses
Expected credit losses for uncollectible receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions considered include predefined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses.
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
Cloud computing arrangements
The Company capitalizes qualified cloud computing implementation costs associated with the application development stage and subsequently amortizes these costs over the term of the hosting arrangement and stated renewal period, if it is reasonably certain we will renew. Capitalized costs are included in other assets on the consolidated balance sheets. During the year ended December 30, 2023, we recorded cloud computing amortization of $2 million. As of December 31, 2022 and December 25, 2021, no cloud computing arrangements were in service.
Leases
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company's indefinite-lived intangibles are comprised of trademarks and tradenames. Management tests goodwill for impairment at the reporting unit level on the first day of the fourth quarter every year or more frequently if events or changes in circumstances indicate the asset might be impaired. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference.
In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and indefinite-lived intangible assets. Significant assumptions used by management in estimating fair value under the discounted cash flow model include revenue growth rates, terminal growth rates, discount rates, and EBITDA margins. Other assumptions include operating expenses, overhead expenses, tax depreciation, and capital expenditures. Assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
In the process of performing a quantitative test of our trade name intangible assets, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate, and a discount rate to be applied to the forecast revenue stream.
There is an inherent degree of uncertainty in preparing any forecast of future results. Future trends in system-wide sales are dependent to a significant extent on national, regional, and local economic conditions. Any decreases in customer traffic or average repair order due to these or other reasons could reduce gross sales at franchise locations, resulting in lower royalty and other payments from franchisees, as well as lower sales at company-operated locations. This could reduce the profitability of franchise locations, potentially impacting the ability of franchisees to make royalty payments owed to us when due, which could adversely impact our current cash flow from franchise operations and company-operated sites.
The determination of an indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.
Refer to Note 7 for information regarding goodwill and intangible impairment charges recorded during the years ended December 30, 2023 and December 31, 2022.
Definite Lived Intangible Assets
The Company's definite lived intangible assets are comprised primarily of trademarks, franchise agreements, license agreements, membership agreements, customer relationships, and developed technology.

Intangible assets with definite lives are being amortized on a straight-line basis over the estimated useful life of each asset as follows:

Estimated Useful Life
Tradenames	2 to 3 years
Franchise agreements	3 to 30 years
License agreements	7 to 19 years
Membership agreements	7 to 9 years
Customer relationships	13 to 16 years
Developed technology	5 to 8 years
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
Assets Held for Sale
Assets currently available for sale and expected to be sold within one year are classified as assets held for sale on the consolidated balance sheets. During the year ended December 30, 2023, the Company transferred $301 million of assets from property and equipment to assets held for sale. Refer to Note 7 for additional information. There were no assets designated as held for sale as of December 31, 2022.
Accrued Liabilities
Included within accrued expenses and other liabilities on the consolidated balance sheet were $50 million and $58 million of accrued payroll, bonus, and benefits at December 30, 2023 and December 31, 2022, respectively.
Derivative instruments
We utilize derivative financial instruments to manage our interest rate and foreign exchange exposure. For derivatives instruments where we have not elected hedge accounting, the change in fair value is recognized in earnings. For derivative instruments where we have elected hedge accounting, the changes in the derivative and the hedged item attributable to the hedged risks are recognized in the same line within our consolidated statement of operations. For derivatives designated as cash flow hedges, changes in the fair value of the derivative is initially recorded in accumulated other comprehensive income (loss) and subsequently recorded to the statement of operations when the hedged item impacts earnings. Derivatives designated as hedge accounting are assessed at inception and on an ongoing basis whether the instrument is, and will continue to be, highly effective in offsetting cash flow or fair value of the hedged item and whether it remains probable the forecasted transaction will occur. Changes in the fair value for derivative instruments that do not qualify as hedge accounting are recognized in the consolidated statement of operations. Refer to Note 12 for additional information regarding our derivative assets and liabilities.
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
Assets Recognized from the Costs to Obtain a Contract with a Customer:
The Company has elected a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. The Company records contract assets, included in deferred commissions on the accompanying consolidated balance sheets, for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year and if such costs are material. Commission expenses, a primary cost associated with the sale of franchise licenses, are amortized to selling, general and administrative expenses in the consolidated statements of operations ratably over the life of the associated franchise agreement.
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
Company-Operated Store Expenses
Company-operated store expenses consist of payroll and benefit costs for employees at company-operated locations, as well as rent, costs associated with procuring materials from suppliers, and other store-level operating costs. The Company receives volume rebates based on a variety of factors which are included in accounts receivable on the accompanying consolidated balance sheets and accounted for as a reduction of company-operated store expenses as they are earned. Sales discounts received from suppliers are recorded as a reduction of the cost of inventory. Advanced rebates are included in accrued expenses and other liabilities on the accompanying consolidated balance sheets and are accounted for as a reduction of company-operated store expenses as they are earned over the term of the supply agreement. In addition, the Company includes subleasing expense associated with the subleasing of store buildings to franchisees within supply and other expenses in the consolidated statements of operations.
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
Shares Repurchased
We record shares repurchased on their trade date and reduce shareholders’ equity and increase accounts payable on the accompanying consolidated balance sheets. Shares repurchased are retired, and the excess of repurchase price over the par value of the shares is charged to retained earnings.
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
Financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2023 and December 31, 2022 are summarized as follows:

Items Measured at Fair Value at December 30, 2023
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	—	285	285
Derivative liabilities, recorded in accrued expenses and other liabilities	—	493	493

Items Measured at Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Total
Mutual fund investments held in rabbi trust	$758	$—	$758
Derivative assets, recorded in prepaid and other assets	—	158	158
Derivative assets, recorded in other assets	—	2,148	2,148
Derivative liabilities, recorded in accrued expenses and other liabilities	—	5,005	5,005
The carrying value and estimated fair value of total long-term debt were as follows:

	December 30, 2023		December 31, 2022
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,977,996	$2,800,011	$2,784,175	$2,477,456
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
Deferred Financing Costs
The costs related to the issuance of debt are presented in the accompanying balance sheets as a direct deduction from the carrying amount of that debt or within other assets for deferred financing costs associated with the Revolving Credit Facility and amortized over the terms of the related debt agreements as interest expense using the effective interest method.
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
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The standard enhances segment disclosure requirements of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) to assist in understanding how segment expenses and operating results are evaluated. The new standard does not change the definition or aggregation of operating segments. The standard also expands the interim disclosure requirements on a retrospective basis. This ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the tax rate reconciliation as well as disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
2023 Acquisitions
The Company completed six acquisitions in the Maintenance segment during the year ended December 30, 2023, representing six sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $9 million.
The Company completed three acquisitions in the Car Wash segment during the year ended December 30, 2023, representing four sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $15 million.
The Company completed two acquisitions in the Paint, Collision & Glass segment during the year ended December 30, 2023, representing two sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $6 million.

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
2023 Maintenance Segment

(in thousands)	Maintenance
Assets:
Operating lease right-of-use assets	$3,693
Property and equipment, net	3,855
Assets acquired	7,548
Liabilities:
Accrued expenses and other liabilities	275
Operating lease liabilities	3,394
Total liabilities assumed	3,669
Cash consideration, net of cash acquired	8,108
Deferred consideration	490
Total consideration, net of cash acquired	$8,598
Goodwill	$4,719
2023 Car Wash Segment

(in thousands)	Car Wash
Assets:
Operating lease right-of-use assets	$1,249
Property and equipment, net	11,181
Deferred tax asset	17
Assets acquired	12,447
Liabilities:
Accrued expenses and other liabilities	11
Operating lease liabilities	1,220
Total liabilities assumed	1,231
Cash consideration, net of cash acquired	15,293
Deferred consideration	25
Total consideration, net of cash acquired	$15,318
Goodwill	$4,102

2023 Paint, Collision & Glass Segment

(in thousands)	Paint, Collision & Glass
Assets:
Inventory	$35
Property and equipment, net	667
Assets acquired	702
Cash consideration, net of cash acquired	4,947
Deferred consideration	695
Total consideration, net of cash acquired	$5,642
Goodwill	$4,940
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
The Company completed 10 acquisitions in the Paint, Collision & Glass segment during the year ended December 31, 2022 representing 174 sites, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired, was $406 million. On December 30, 2021 the Company acquired AGN, which was comprised of 79 sites at the time of the Company’s acquisition, for a total consideration of $171 million. The purchase price allocation resulted in the recognition of $49 million of intangible assets, $37 million of which was a trade name intangible asset. The fair value of the acquired trade name was estimated using an income approach, specifically, the relief-from-royalty method. The Company utilized assumptions with respect to forecasted sales, the discount rate, and the royalty rate in determining the fair value of the acquired trade name. The purchase price allocation was considered complete for AGN as of December 31, 2022. On April 28, 2022, the Company acquired All Star Glass (“ASG”), which was comprised of 31 sites at the time of the acquisition for a total consideration of $36 million. On July 6, 2022, the Company acquired K&K Glass, which was comprised of 8 sites for a total consideration of $40 million. On July 27, 2022, the Company acquired Jack Morris Auto Glass, which was comprised of 9 sites for a total consideration of $54 million. On September 8, 2022, the Company acquired Auto Glass Fitters Inc., which was comprised of 24 sites for a total consideration of $72 million. The Company amortizes the customer list intangibles and definite lived trade name over their estimated remaining lives of 13 years, and 1 year, respectively.

2022 Car Wash Segment
The provisional amounts for assets acquired and liabilities assumed for the 2022 Car Wash acquisitions are as follows:

(in thousands)	Quick & Clean Car Wash	Speedy Shine Express Car Wash	Jimmy Clean Car Wash	All Other Car Wash	Total Car Wash
Assets:
Property and equipment, net	$28,220	$16,200	$21,740	$172,178	$238,338
Deferred tax assets	335	12	64	2,831	3,242
Total assets acquired	28,555	16,212	21,804	175,009	241,580
Liabilities:
Accrued expenses and other liabilities	9	8	110	444	571
Total liabilities assumed	9	8	110	444	571
Cash Consideration, net of cash acquired	36,851	32,495	31,890	239,758	340,994
Deferred Consideration	1,140	1,005	—	6,846	8,991
Total Consideration, net of cash acquired	$37,991	$33,500	$31,890	$246,604	$349,985
Goodwill	$9,445	$17,296	$10,196	$72,039	$108,976

2022 Paint, Collision & Glass Segment
The provisional amounts for assets acquired and liabilities assumed for the 2022 Paint, Collision & Glass acquisitions are as follows:

(in thousands)	Auto Glass Fitters Inc.	Jack Morris Auto Glass	K&K Glass	All Star Glass	Auto Glass Now	All Other Paint, Collision & Glass	Total PC&G
Assets:
Accounts and notes receivable, net	$5,264	$1,162	$—	$2,349	$—	$832	$9,607
Inventory	134	1,150	1,067	546	—	1,518	4,415
Prepaid and other assets	64	70	—	119	—	14	267
Property and equipment, net	417	418	1,553	568	1,064	1,628	5,648
Operating lease right-of-use assets	1,016	1,558	587	5,943	11,177	2,865	23,146
Intangibles, net	20,600	16,100	16,600	8,500	49,100	—	110,900
Deferred tax assets	—	—	—	—	—	84	84
Total assets acquired	27,495	20,458	19,807	18,025	61,341	6,941	154,067
Liabilities:
Accounts payable	2,010	630	—	1,825	—	229	4,694
Accrued expenses and other liabilities	817	644	195	2,152	1,932	768	6,508
Current portion of long term debt	—	—	—	10	31	—	41
Long-term debt	—	—	—	21	89	—	110
Operating lease liabilities	262	1,030	392	4,223	8,229	2,024	16,160
Deferred tax liabilities	375	19	—	—	—	—	394
Total liabilities assumed	3,464	2,323	587	8,231	10,281	3,021	27,907
Cash Consideration, net of cash acquired	56,044	48,386	40,056	36,342	170,629	30,209	381,666
Deferred Consideration	16,025	5,400	—	—	—	3,400	24,825
Total Consideration, net of cash acquired	$72,069	$53,786	$40,056	$36,342	$170,629	$33,609	$406,491
Goodwill	$48,038	$35,651	$20,836	$26,548	$119,569	$29,689	$280,331

2022 Maintenance Segment
The provisional amounts for assets acquired and liabilities assumed for the 2022 Maintenance acquisitions are as follows:

(in thousands)	Maintenance
Assets:
Inventory	$362
Property and equipment, net	5,040
Operating lease right-of-use assets	10,323
Deferred tax assets	844
Total assets acquired	16,569
Liabilities:
Accrued expenses and other liabilities	792
Operating lease liabilities	9,402
Total liabilities assumed	10,194
Cash Consideration, net of cash acquired	22,849
Deferred Consideration	2,068
Total Consideration, net of cash acquired	$24,917
Goodwill	$18,542
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
Immaterial purchase price adjustments were recorded during the current year relating to 2022 acquisitions within their respective one year period. Purchase accounting allocations are complete for all 2022 acquisitions as of December 30, 2023.
The following table presents financial information regarding the 2022 Car Wash segment and Paint, Collision & Glass segment acquisitions included in our consolidated statements of operations from the date of acquisition through December 31, 2022 under the heading “Actual from acquisition date in 2022.” The following tables also present supplemental pro-forma information as if the acquisitions had occurred at the beginning of fiscal year 2021. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred at the beginning of 2021. Cost savings are also not reflected in the pro-forma amounts for the years ended December 31, 2022 and December 25, 2021.

				Pro-forma for Year Ended
	Actual from acquisition date in 2022			December 31, 2022	December 25, 2021
(in thousands)	Car Wash Acquisitions	Glass Acquisitions	Car Wash & Glass Acquisitions	Driven Brands Holdings Consolidated Pro-forma	Driven Brands Holdings Consolidated Pro-forma
Revenue	$21,526	$157,498	$179,024	$2,172,185	$1,764,435
Net income attributable to Driven Brands Holdings Inc.	$5,598	$22,885	$28,483	$66,249	$61,539

2021 Acquisitions
The Company completed 38 acquisitions in the Car Wash segment, representing 110 car wash sites and were deemed to be business combinations, during the year ended December 25, 2021. The aggregate cash consideration for these acquisitions, net of cash acquired, was $732 million.
The Company completed 2 acquisitions representing 12 collision sites, each individually immaterial, which are included within the Company’s Paint, Collision & Glass segment during the year ended December 25, 2021 and were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired, was $33 million.
The Company also completed 8 acquisitions in the Maintenance segment representing 13 maintenance sites, each individually immaterial, during the year ended December 25, 2021 and were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired, was $37 million.
Deferred Consideration and Transaction Costs
Deferred consideration is typically paid six months to one-year after the acquisition closing date once all conditions under the purchase agreement have been satisfied. Included in the total consideration amounts above for the acquisitions in 2023 was $1 million of consideration not paid on the closing date. The Company had $3 million and $35 million of deferred consideration related to acquisitions at December 30, 2023 and December 31, 2022, respectively. The Company paid $33 million and $16 million of deferred consideration related to prior acquisitions during the years ended December 30, 2023 and December 31, 2022, respectively. Deferred consideration is recorded within investing activities at the time of payment.
The Company incurred less than $1 million, $4 million, and $3 million of transaction costs during the years ended December 30, 2023, December 31, 2022, and December 25, 2021 respectively. In addition, during the year ended December 25, 2021 the Company recorded a $4 million benefit to acquisition costs in the consolidated statements of operations related to the reversal of a liability previously recorded for a 2020 acquisition related to contingent consideration that was deemed to be remote.
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
Note 4—Accounts and Notes Receivable, Net
The balance on the consolidated balance sheets are amounts primarily related to customers, vendors and franchisees. As of December 30, 2023 and December 31, 2022, the gross amount of current accounts and notes receivable were $163 million and $198 million, respectively. The current allowance for credit losses for these periods were $12 million and $18 million, respectively. The gross amount of non-current notes receivable was $4 million, as of December 30, 2023 and December 31, 2022, respectively. The non-current allowance for credit losses for these periods was less than $1 million and $1 million, respectively.
The changes in the allowance for accounts and notes receivable for the year ended December 30, 2023 and December 31, 2022 were as follows:

(in thousands)
Balance as of December 25, 2021	$18,385
Bad debt expense	5,777
Write-off of uncollectible receivables	(4,556)
Balance at December 31, 2022	$19,606
Bad debt expense, net of recoveries	1,938
Write-off of uncollectible receivables	(9,612)
Balance at December 30, 2023	$11,932

Note 5—Property and Equipment
Property and equipment at December 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	December 30, 2023	December 31, 2022
Buildings	$644,692	$641,520
Land	138,240	127,613
Furniture, fixtures, and other	38,020	23,464
Computer equipment and software	88,277	41,304
Store equipment	482,132	375,595
Leasehold improvements	275,484	228,006
Finance lease ROU assets	18,446	42,984
Vehicles	9,263	8,217
Construction in progress	129,075	313,821
Total property and equipment	1,823,629	1,802,524
Less: accumulated depreciation	(385,133)	(256,786)
Total property and equipment, net	$1,438,496	$1,545,738
During the year ended December 30, 2023, the Company transferred $301 million of assets from property and equipment to assets held for sale. Refer to Note 7 for additional information.
Depreciation expense was $147 million, $120 million and $91 million for the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.
Note 6—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 30, 2023 and December 31, 2022 are as follows:

(in thousands)	Maintenance(1)	Car Wash(2)	Paint, Collision & Glass	Platform Services(3)	Total
Balance at December 25, 2021	$458,996	$972,255	$323,252	$155,889	$1,910,392
Acquisitions	18,542	108,976	280,331	—	407,849
Sale of business unit	—	(685)	(3,495)	—	(4,180)
Purchase price adjustments	—	3,860	(34)	—	3,826
Foreign exchange	(130)	(32,800)	(5,542)	(2,350)	(40,822)
Balance at December 31, 2022	$477,408	$1,051,606	$594,512	$153,539	$2,277,065
Acquisitions	4,719	4,102	4,940	—	13,761
Purchase price adjustments	—	—	2,324	—	2,324
Sale of business unit	(102)	—	(485)	—	(587)
Impairment	—	(850,970)	—	—	(850,970)
Foreign exchange	—	12,702	740	911	14,353
Balance at December 30, 2023	$482,025	$217,440	$602,031	$154,450	$1,455,946
(1) Reporting units include Maintenance-Quick Lube and Maintenance-Repair
(2) Reporting units include Car Wash International and U.S. Car Wash
(3) Reporting units include Platform-Distribution and Platform-Training

Intangible assets for the years ended December 30, 2023 and December 31, 2022 are as follows:

(in thousands)	Balance at December 30, 2023
	Gross Carrying Value	Impairment	Accumulated Amortization	Net Carrying Value
Definite Lived Amortizable
Franchise agreements	$221,996	$—	$(69,382)	$152,614
License agreements	11,998	—	(5,818)	6,180
Membership agreements	11,600	—	(6,173)	5,427
Customer relationships	129,730	—	(25,090)	104,640
Developed technology	27,250	—	(22,509)	4,741
Trademarks & other	22,311	—	(18,904)	3,407
Total definite lived amortizable	424,885	—	(147,876)	277,009
Indefinite-Lived
Trademarks	462,393	—	—	462,393
Total	$887,278	$—	$(147,876)	$739,402

	Balance at December 31, 2022
	Gross Carrying Value	Impairment	Accumulated Amortization	Net Carrying Value
Definite Lived Amortizable
Franchise agreements	$222,617	$—	$(59,466)	$163,151
License agreements	11,968	—	(4,354)	7,614
Membership agreements	11,600	—	(5,480)	6,120
Customer relationships	128,127	—	(13,689)	114,438
Developed technology	25,717	—	(19,788)	5,929
Trademarks & other	26,256	—	(19,749)	6,507
Total definite lived amortizable	426,285	—	(122,526)	303,759
Indefinite-Lived
Trademarks	587,594	(125,450)	—	462,144
Total	$1,013,879	$(125,450)	$(122,526)	$765,903
Amortization expense was $29 million, $27 million, and $19 million for the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.
Amortization expense related to definite lived intangible assets for the next five years and thereafter are as follows:

(in thousands)	Amount
2024	$27,265
2025	22,649
2026	22,056
2027	20,079
2028	18,942
Thereafter	166,018
Total	$277,009
Note 7—Asset Impairment Charges
2023 Goodwill and Asset Impairment Charges
During the year ended December 30, 2023, management performed an initial strategic review of the U.S. car wash operations, which included, but was not limited to, an evaluation of the following: store performance, the competitive landscape, revenue and expense optimization opportunities, and capital requirements. As a result of this strategic review, management approved the closure of 29 stores, halted the opening of new company-operated stores, and began marketing property and equipment for sale that will not be utilized by the Company. These actions resulted in impairment charges of $122 million relating to property and equipment, including assets held for sale, and right-of-use assets during the year ended December 30, 2023 and the transfer of $301 million of assets from property and equipment to assets held for sale on the consolidated balance sheet as of December 30, 2023. Management expects the sale of these assets to occur over the next twelve months.
As a result of the evaluation performed above, as well as other qualitative and quantitative factors, including a decline in the stock price during the third quarter of 2023, management determined a triggering event had occurred requiring a step one quantitative analysis of the Company’s goodwill and indefinite lived intangible assets as of September 30, 2023. Based on the results of our interim impairment analysis, we concluded the carrying value of the U.S. Car Wash reporting unit exceeded its fair value, and we recorded a full goodwill impairment charge of $851 million during the year ended December 30, 2023. The fair value of the remaining reporting units exceeded their carrying amounts, indicating no goodwill impairment. The fair values of each reporting unit were determined using a combination of the income approach and market approach valuation methodologies.
On October 1, 2023, the first day of the fourth quarter, the Company performed its annual impairment assessment, which did not result in additional impairments.
The Company will continue to monitor the other reporting units. Reporting units that do not perform in accordance with expectations could result in impairment charges to other reporting units in future periods, including International Car Wash and Maintenance-Repair, primarily comprised of the Meineke brand.
2022 Trade Name Impairment Charges
The Company has acquired a number of car wash businesses since 2020. As part of those acquisitions, the Company determined a fair value for each of the associated intangible assets including trade names and customer relationships. During the quarter ended June 25, 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore discontinued the use of certain car wash trade names that were previously determined to have indefinite lives. Using a projected discounted cash flow analysis based on the relief from royalty method, the fair value of the trade names was determined to be $6 million while their carrying value was $132 million. As a result, the Company recognized a $125 million impairment charge during the year ended December 31, 2022, which is reported as trade name impairment charge in the consolidated statement of operations. The transition will take approximately two and a half years to complete from the date of impairment, and therefore the remaining carrying value is being amortized over 30 months from the date of impairment.
Note 8— Revenue from Contracts with Customers
The Company records contract assets for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year and if such costs are material. Commission expenses, a primary cost associated with the sale of franchise licenses, are amortized to selling, general and administrative expenses in the consolidated statements of operations ratably over the life of the associated franchise agreement.
Capitalized costs to obtain a contract as of December 30, 2023 and December 31, 2022 were $6 million and $7 million, respectively, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized less than $1 million of costs during the years ended December 30, 2023 and December 31, 2022, respectively, that were recorded as a contract asset at the beginning of the periods.
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $31 million and $29 million as of December 30, 2023 and December 31, 2022, respectively, which are presented within deferred revenue on the consolidated balance sheets. The Company recognized $4 million of revenue relating to contract liabilities during the year ended December 30, 2023 and December 31, 2022, respectively.

Note 9—Long-term Debt
Our long-term debt obligations consist of the following:

(in thousands)	December 30, 2023	December 31, 2022
Series 2018-1 Securitization Senior Notes, Class A-2	$259,188	$261,938
Series 2019-1 Securitization Senior Notes, Class A-2	285,000	288,000
Series 2019-2 Securitization Senior Notes, Class A-2	263,313	266,063
Series 2020-1 Securitization Senior Notes, Class A-2	168,875	170,625
Series 2020-2 Securitization Senior Notes, Class A-2	436,500	441,000
Series 2021-1 Securitization Senior Notes, Class A-2	439,875	444,375
Series 2022-1 Securitization Senior Notes, Class A-2	360,438	364,088
Revolving Credit Facility	248,000	—
Term Loan Facility	491,250	496,250
Other debt (a)	25,557	51,836
Total debt	2,977,996	2,784,175
Less: debt issuance costs	(34,511)	(45,908)
Less: current portion of long-term debt	(32,673)	(32,986)
Total long-term debt, net	$2,910,812	$2,705,281
(a)Amount primarily consists of finance lease obligations. See Note 11.
Scheduled debt repayments for the next five fiscal years and thereafter are as follows:

(in thousands)
2024	$32,673
2025	285,437
2026	807,432
2027	529,472
2028	1,313,350
Thereafter	9,632
Total future repayments	$2,977,996
2018-1 Securitization Senior Notes
In April 2018, Driven Brands Funding, LLC (the “Issuer”) issued $275 million Series 2018-1 Securitization Senior Secured Notes (the “2018-1 Senior Notes”) bearing a fixed interest rate of 4.739% per annum. The 2018-1 Senior Notes have a final legal maturity date in April 2048 and an anticipated repayment date in April 2025. The 2018-1 Senior Notes are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. The Company capitalized $7 million of debt issuance costs related to the 2018-1 Senior Notes.
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
Series 2019-3 Variable Funding Securitization Senior Notes
In December 2019, the Issuer issued Series 2019-3 Variable Funding Senior Notes (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date in January 2050. The commitment under the 2019 VFN was set to expire in July 2022, with the option of three one-year extensions. In July 2023, the Company exercised the second of three one-year extension options. The 2019 VFN are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. As of July 1, 2023, borrowings incur interest at the Base Rate plus an applicable margin or Secured Overnight Financing Rate (“SOFR”) plus an applicable term adjustment. The Company capitalized $1 million of debt issuance costs related to the 2019-3 VFN. No amounts were outstanding under the 2019 VFN as of December 30, 2023 and December 31, 2022. As of December 30, 2023, there were $24.5 million of outstanding letters of credit that reduced the borrowing availability under the 2019 VFN.
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
Credit Agreement
Revolving Credit Facility
In May 2021, Driven Holdings, LLC, (“the Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of Driven Brands Holdings Inc., entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (“Revolving Credit Facility”), which provides for an aggregate amount of up to $300 million, and has a maturity date in May 2026 (“Credit Agreement”). On June 2, 2023, the Credit Agreement was amended pursuant to which, as of July 1, 2023, borrowings incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable term adjustment. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.
As of December 30, 2023, the Company had an outstanding balance of $248 million on the Revolving Credit Facility.

Term Loan Facility
In December 2021, the Borrower amended the Credit Agreement to provide for a new term loan credit facility (the “Term Loan Facility”), which has an initial aggregate commitment of $500 million, with loans and other extensions of credit thereunder maturing in December 2028. The Company capitalized $9 million of debt issuance costs related to the Term Loan Facility. On June 2, 2023, the Credit Agreement was amended pursuant to which, as of July 1, 2023, borrowings incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable term adjustment. Starting with the second full calendar quarter after the funding of the Term Loan Facility, the Term Loan Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the Term Loan Facility, with the balance due at maturity.
Car Wash Senior Credit Facilities
As part of the ICWG acquisition in 2020, the Company assumed $532 million of First Lien Term Loan debt. The loan was paid off in January 2021, and as a result the remaining unamortized discount was written-off and included loss on debt extinguishment in the consolidated statement of operations in the first quarter of 2021. In addition, the Company also assumed $175 million of Second Lien Term Loan debt. The loan was paid off in January 2021, and as result the remaining unamortized discount was written-off and included loss on debt extinguishment in the consolidated statement of operations in the first quarter of 2021. The Company also assumed a first lien revolving credit facility from ICWG, the outstanding balance of $18 million was paid off in January 2021 and the credit facility was terminated.
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
As of December 30, 2023, the Co-Issuers were in material compliance with all covenants under the agreements discussed above.
Driven Brands Holdings Inc. has no material separate cash flows or assets or liabilities as of December 30, 2023. All business operations are conducted through its operating subsidiaries and it has no material independent operations. Driven Brands Holdings Inc. has no other material commitments or guarantees. As a result of the restrictions described above, certain of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to Driven Brands Holdings Inc. as of December 30, 2023.
Note 10—Segment Information
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
The Paint, Collision & Glass segment is primarily composed of the ABRA, CARSTAR, Fix Auto, Maaco, AGN, and Uniban brands and services both retail and commercial customers such as commercial fleet operators and insurance carriers. Paint,

Collision & Glass includes revenue derived from license and royalty fees paid by franchisees, glass replacement, calibration, and collision service revenue derived from company-operated locations, and supply and other product sales.
The Platform Services segment is primarily composed of the 1-800 Radiator & A/C, PH, Spire Supply, Driven Advantage, and ATI businesses. Platform Services revenue is primarily derived from the sale of supplies and other products, as well as automotive training services and franchise license and royalty fees paid by franchisees.
The Car Wash segment primarily operates under the IMO brand across Europe and Australia and the Take 5 Car Wash brand in the U.S., providing express-style conveyor car wash services to both retail and commercial customers.
In addition to the reportable segments, the Company’s consolidated financial results include “Corporate and Other” activity. Corporate and Other incurs costs related to the advertising revenues and expenses and shared service costs, which are related to finance, IT, human resources, legal, supply chain, and other support services. Corporate and Other activity includes the adjustments necessary to eliminate certain intercompany transactions, namely sales by the Platform Services segment to the Paint, Collision & Glass and Maintenance segments.
The accounting policies applicable to each segment are generally consistent with those used in the consolidated financial statements. The Company’s Chief Operating Decision Maker evaluates the performance of its segments and allocates resources to them based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, cloud computing amortization, equity compensation, store opening costs, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of the operating performance of our segments and may not be comparable to similar measures reported by other companies. No asset information has been provided for these reportable segments as the Chief Operating Decision Maker does not regularly review asset information by reportable segment.
Segment results for the years ended December 30, 2023, December 31, 2022, and December 25, 2021 are as follows:

	Year ended December 30, 2023
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$56,298	$—	$103,604	$30,465	$—	$190,367
Company-operated store sales	809,356	395,357	317,428	4,212	—	1,526,353
Independently-operated store sales	—	196,395	—	—	—	196,395
Advertising fund contributions	—	—	—	—	98,850	98,850
Supply and other revenue	94,746	5,992	79,342	181,327	(69,343)	292,064
Total net revenue	$960,400	$597,744	$500,374	$216,004	$29,507	$2,304,029
Segment Adjusted EBITDA	$329,498	$128,996	$140,569	$80,492	$(156,837)	$522,718

	Year ended December 31, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$45,046	$—	$93,026	$33,662	$—	$171,734
Company-operated store sales	692,947	390,502	235,924	5,035	—	1,324,408
Independently-operated store sales	—	195,157	—	—	—	195,157
Advertising fund contributions	—	—	—	—	87,750	87,750
Supply and other revenue	61,869	7,061	81,714	157,676	(54,175)	254,145
Total net revenue	$799,862	$592,720	$410,664	$196,373	$33,575	$2,033,194
Segment Adjusted EBITDA	$258,470	$175,326	$134,818	$72,383	$(139,313)	$501,684

	Year ended December 25, 2021
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$35,932	$—	$79,125	$29,356	$—	$144,413
Company-operated store sales	503,719	277,118	57,804	5,005	—	843,646
Independently-operated store sales	—	204,246	—	—	—	204,246
Advertising fund contributions	—	—	—	—	75,599	75,599
Supply and other revenue	37,425	6,071	67,272	127,413	(38,805)	199,376
Total net revenue	$577,076	$487,435	$204,201	$161,774	$36,794	$1,467,280
Segment Adjusted EBITDA	$175,323	$146,350	$82,796	$56,714	$(108,619)	$352,564

The reconciliations of (Loss) income before taxes to Segment Adjusted EBITDA for the years ended December 30, 2023, December 31, 2022 and December 25, 2021 are as follows:

	Year Ended
(in thousands)	December 30, 2023	December 31, 2022	December 25, 2021
(Loss) income before taxes	$(847,651)	$68,340	$34,892
Depreciation and amortization	175,296	147,156	112,777
Interest expense, net	164,196	114,096	75,914
Acquisition related costs(a)	13,174	15,304	62,386
Non-core items and project costs, net(b)	7,343	20,241	5,656
Store opening costs	5,831	2,878	2,497
Cloud computing amortization(c)	1,923	—	—
Equity-based compensation expense(d)	15,300	20,583	4,301
Foreign currency transaction (gain) loss, net(e)	(3,078)	17,168	20,683
Bad debt expense(f)	—	(449)	(3,183)
Goodwill impairment(g)	850,970	—	—
Trade name impairment(h)	—	125,450	—
Asset sale leaseback (gain) loss, impairment and closed store expenses(i)	139,414	(29,083)	(8,935)
Loss on debt extinguishment(j)	—	—	45,576
Segment Adjusted EBITDA	$522,718	$501,684	$352,564
(a)     Consists of acquisition costs as reflected within the consolidated statements of operations, including legal, consulting and other fees, and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under U.S. GAAP, such costs relating to acquisitions are expensed as incurred.
(b)     Consists of discrete items and project costs, including (i) third party consulting and professional fees associated with strategic transformation initiatives as well as non-recurring payroll-related costs, (ii) a $15 million change in estimate related to the Tax Receivable Agreement that we entered into at the IPO related to the filing of our 2021 tax returns was recorded in the fourth quarter of 2022, and (iii) other miscellaneous expenses, including non-capitalizable expenses relating to the Company’s initial public offering in 2021.
(c) Includes non-cash amortization expenses relating cloud computing arrangements.
(d)     Represents non-cash equity-based compensation expense.
(e)    Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans as well as unrealized gains and losses on remeasurement of cross currency swaps and forward contracts.
(f)    Represents the recovery of previously uncollectible receivables outside of normal operations.
(g) Relates to a goodwill impairment within the Car Wash segment. Refer to Note 7 for additional information.

(h)     Certain indefinite lived Car Wash trade names were impaired as the Company elected to discontinue their use. Refer to Note 7 for additional information.
(i)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, assets held for sale, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates. Refer to Note 7 for additional information.
(j)     Represents charges incurred related to the Company’s repayment of the Car Wash Senior Credit Facilities in 2021.
There were no customers that accounted for 10% or more of the Company’s total net revenue or accounts receivable across all segments in 2023, 2022, or 2021.
The following table shows information relating to the geographic regions in which the Company operates:

	Total Net Revenue for Year Ended			Total Long-Lived Assets
(in thousands)	December 30, 2023	December 31, 2022	December 25, 2021	December 30, 2023	December 31, 2022	December 25, 2021
United States	$1,967,635	$1,690,128	$1,137,226	$2,363,692	$2,402,866	$1,843,952
Canada	134,038	140,972	122,179	21,892	23,605	24,503
Rest of world	202,356	202,094	207,875	442,228	418,456	478,154
Total	$2,304,029	$2,033,194	$1,467,280	$2,827,812	$2,844,927	$2,346,609
The following table shows the Company’s capital expenditures by reportable segment:

(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Capital expenditures
2023	$112,701	$438,367	$14,089	$546	$30,775	$596,478
2022	81,363	332,966	6,985	669	14,222	$436,205
2021	49,454	105,057	920	231	5,098	$160,760

Note 11—Leases
The Company’s lease and sublease portfolio primarily consists of the real property leases related to franchisee and company-operated locations, as well as office space and various vehicle and equipment leases. Leases for real property generally have terms ranging from five to 25 years, with most having one or more renewal options ranging from one to 10 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. Equipment and vehicle leases generally have terms ranging from one to five years. The Company’s portfolio of leases does not contain any material residual value guarantees or restrictive covenants.
The following table details our total investment in operating and finance leases where the Company is the lessee:

(in thousands)	Balance Sheet Location	December 30, 2023	December 31, 2022
Right-of-use assets
Finance leases	Property and equipment, net	$18,446	$42,984
Operating leases	Operating lease right-of-use assets	1,389,316	1,299,189
Total right-of-use assets		$1,407,762	$1,342,173

Current lease liabilities
Finance leases	Current portion of long-term debt	$4,420	$4,736
Operating leases	Accrued expenses and other liabilities	74,937	76,767
Total current lease liabilities		$79,357	$81,503

Long-term lease liabilities
Finance leases	Long-term debt	$14,889	$40,719
Operating leases	Operating lease liabilities	1,332,519	1,177,501
Total long-term lease liabilities		$1,347,408	$1,218,220

The lease cost for operating and finance leases recognized in the consolidated statement of operations were as follows:

(in thousands)	December 30, 2023	December 31, 2022
Finance lease expense:
Amortization of right-of-use assets	$1,648	$5,207
Interest on lease liabilities	1,802	1,943
Operating lease expense	172,344	130,333
Short-term lease expense	419	1,859
Variable lease expense	1,719	1,541
Total lease expense, net	$177,932	$140,883
The Company recorded a $63 million and $5 million impairment loss during the years ended December 30, 2023 and December 31, 2022, respectively, related to Company’s decision to exit certain leased locations. There were no lease impairments recorded for the year ended December 25, 2021.
The Company also subleases certain facilities to franchisees and others, which generated $5 million, $5 million, and $7 million in sublease revenue during each of the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively, and is included as a component of supply and other revenue on the consolidated statement of operations.
For the year ended December 30, 2023, the Company sold 38 car wash and 25 maintenance properties in various locations throughout the U.S. for a total of $195 million. For the year ended December 31, 2022, the Company sold 78 car wash and 11 maintenance properties in various locations throughout the U.S. for a total of $334 million. For the year ended December 25, 2021, the Company sold 38 car wash and 5 maintenance properties in various locations throughout the U.S. for a total of $144 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms typically ranging from 15 to 25 years and provide the Company with the option of extending the lease for up to 20 additional years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The

Company recorded an operating lease right-of-use asset and operating lease liability of approximately $145 million and $145 million, respectively, for the year ended December 30, 2023 and $264 million and $263 million, respectively, for the year ended December 31, 2022 related to these lease arrangements. The Company recorded net gains of $29 million, $25 million, and $12 million for the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.

	December 30, 2023	December 31, 2022
Weighted average remaining lease terms (years)
Operating	14.8	15.4
Financing	10.4	12.0
Weighted average discount rate
Operating	5.75%	5.18%
Financing	4.40%	5.01%
Supplemental cash flow information related to the Company’s lease arrangements were as follows:

	Year Ended
(in thousands)	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$152,078	$118,474
Operating cash flows used in finance leases	918	1,716
Financing cash flows used in finance leases	1,152	1,659
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$234,365	$300,034
Finance leases	2,642	11,020
As of December 30, 2023, future minimum lease payments under noncancellable leases were as follows:

(in thousands)	Finance	Operating	Income from Subleases
2024	$4,637	$168,137	$6,656
2025	3,888	163,191	5,973
2026	3,226	156,595	5,544
2027	2,330	148,218	5,142
2028	1,661	138,927	3,982
Thereafter	4,644	1,416,748	14,091
Total undiscounted cash flows	$20,386	$2,191,816	$41,388
Less: Present value discount	1,077	784,360
Less: Current lease liabilities	4,420	74,937
Long-term lease liabilities	$14,889	$1,332,519
Note 12—Derivatives
The Company utilizes derivative financial instruments primarily to hedge its exposure to changes in interest rates and movements in foreign currency exchange rates. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.
Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
In July 2022, the Company entered into an interest rate swap, which was designated as a hedge against adverse fluctuations in interest rates by reducing the exposure to variability in cash flows relating to either interest payments or total proceeds on a forecasted issuance of long-term debt. The notional amount of this hedge was $275 million. As of December 30, 2023 and

December 31, 2022 the amount included in accumulated other comprehensive income was $8 million and $10 million, respectively. We reclassified $2 million and less than $1 million into interest expense during the years ended December 30, 2023 and December 31, 2022, respectively. This gain will be recognized ratably over the 5 year life of the contract beginning in October 2022.
Historically, the Company entered into interest rate swap transactions to hedge against the changes in cash flows associated with changes in the one-month LIBOR, the benchmark interest rate being hedged, associated with interest payments on the first $300 million of the Company's First and Second Lien Term Loans, respectively. See Note 9 for additional details on the Company’s debt agreements. In January 2021, the company officially terminated the interest rate swaps associated with the debt agreements and recorded an immaterial amount of expense related to the cancellation of this instrument.
Derivatives Designated as Fair Value Hedge of Exchange Rate Risk
In December 2021, the Company entered into a cross currency swap as an economic hedge against exposure to changes in the Canadian dollar in connection with its Canadian securitization transaction, which is discussed in greater detail in Note 9. The cross currency swap has an $88 million notional and a settlement date in July 2027. Throughout the term of the swap agreements, the Company pays interest at a fixed rate in Canadian dollars and receives interest at a fixed rate in U.S. dollars.
The Company recorded a loss of $1 million and a gain of $7 million relating to foreign currency derivative contracts in other comprehensive income and as a component of accumulated other comprehensive income as of December 30, 2023 and December 31, 2022, respectively. The Company expects an immaterial amount to be reclassified from other comprehensive income to (gain) loss on foreign currency transactions, net in the consolidated statement of operations during the next 12 months. The Company will continue to assess the effectiveness of the hedge on a quarterly basis.
Derivatives Not Designated as Hedges of Exchange Rate Risk
To manage exposure to changes with our foreign currency intercompany transactions, the Company enters into short term foreign currency forward contracts. We have foreign currency derivative contracts with a notional value of $77 million. The settlements can be rolled into the next periods trade if desired.
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
The Company recorded a $1 million gain, a less than $1 million loss, and a $5 million gain during the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively, related to the change in fair value of derivatives in (gain) loss on foreign currency transactions, net in the consolidated statement of operations.
The fair value of our derivative instruments held were as follows:

(in thousands)	December 30, 2023
	Balance Sheet Location	Fair Value
Derivative liabilities
Derivatives designated as hedging instruments:
Cross currency swap	Other assets	$285
Cross currency swap	Accrued expenses and other liabilities	233

Derivatives not designated as hedging instruments:
Foreign exchange forward contract	Accrued expenses and other liabilities	260

(in thousands)	December 31, 2022
	Balance Sheet Location	Fair Value
Derivative liabilities:
Derivatives designated as hedging instruments:
Cross currency swap	Other assets	$2,148
Cross currency swap	Accrued expenses and other liabilities	165

Derivatives not designated as hedging instruments:
Foreign exchange forward contract	Prepaid and other assets	158
Foreign exchange forward contract	Accrued expenses and other liabilities	4,840
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
Note 13—Related-Party Transactions
The Company made payments for facilities maintenance services in the aggregate amount of approximately $7 million, $6 million, and $2 million during the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively, to Divisions Maintenance Group, an entity owned by affiliates of Roark Capital Management, LLC.
One of the directors on the Company's board also serves as an officer of a service provider used in our fleet management operations. During the year ended December 30, 2023, the Company made payments of $3 million to this service provider through the normal course of business.
The transactions were reviewed, ratified, and approved by the Audit Committee of the Company’s Board of Directors in accordance with the Company’s Related Person Transactions Policy.
Note 14—Employee Benefit Plans

The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. Employer contributions to the plan were $4 million, $2 million, and $1 million in 2023, 2022, and 2021, respectively.
During the year ended December 31, 2022, the Company had a rabbi trust to fund the obligations of its non-qualified deferred compensation plan for its executive level employees, which became effective as of January 2018. The rabbi trust was comprised of various mutual fund investments selected by plan participants. The Company recorded the mutual fund investment assets at fair value with any subsequent changes in fair value recorded in the consolidated statements of operations. As such, offsetting changes in the asset values and defined contribution plan obligations were recorded in the statements of operations in the same period. The trust asset balance and the deferred compensation plan liability balance were $1 million as of December 31, 2022. During the year ended December 30, 2023, the Company liquidated the rabbi trust assets. As of December 30, 2023, the deferred compensation plan liability balance was $2 million.
The Company has an unfunded pension plan covering certain international employees within the Car Wash segment. The plan’s Accumulated benefit obligation and Projected Benefit Obligation were $7 million and $6 million as of December 30, 2023 and December 31, 2022, respectively. Pension expense was less than $1 million for the years ended December 30, 2023, December 31, 2022, and December 25, 2021. The pension liability was recorded within long-term accrued expenses and other liabilities within the consolidated balance sheet. The discount rate used to determine benefit obligation for the pension plan was 3.51% and 4.15% for the years ended December 30, 2023 and December 31, 2022. The compensation increase used to determine benefit obligation for the pension plan was 0% for the years ended December 30, 2023 and December 31, 2022. There are no required contributions for 2023. Pension benefit payments under the plan are expected to be $2 million spread ratably over the next 5 years.

Note 15 — Shareholders’ Equity
In August 2023, the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock (the “Share Repurchase Program”). During the year ended December 30, 2023, the Company repurchased 3,601,694 shares of its common stock for approximately $50 million, at an average price per share of $13.87. All repurchases were made in open market transactions. As of December 30, 2023, the Company completed the purchase of all shares under the Share Repurchase Program.
Note 16 — Equity Agreements and Incentive Equity Plan
On April 17, 2015, Driven Investor LLC established the Driven Investor LLC Incentive Equity Plan (the “Equity Plan”). The Equity Plan, among other things, established the ownership of certain membership units in Driven Investor LLC and defined the distribution rights and allocations of profits and losses associated with those membership units. Additionally, the Equity Plan calls for certain restrictions regarding transfers of units, corporate governance, and Board of Director representation.
In April 2015, Driven Investor LLC established certain profits interest units as part of the award agreements (the “Award Agreements”) granted pursuant to the Equity Plan. The Award Agreements provide for grants of certain profits interest units to employees, directors or consultants of Driven Investor LLC and Subsidiaries. For both the Profits Interest Time Units and Profits Interest Performance Units, if the grantee’s continuous service terminated for any reason, the grantee forfeits all right, title, and interest in and to any unvested units as of the date of such termination, unless the grantee’s continuous service period is terminated by the Company without cause within the six-month period prior to the date of consummation of the change in control and the other vesting criteria are achieved as a result. In addition, the grantee forfeits all right, title, and interest in and to any vested units if the grantee was terminated for cause, breaches any post-termination covenants, or fail to execute any general release required to be executed.
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
The Performance Units were to vest immediately prior to the effective date of a consummated sale transaction or qualified public offering, including the IPO (a “Liquidity Event”) and the achievement of the other vesting criteria. The percentage of vesting was based on achieving certain performance criteria. No vesting occurred as a result of the IPO as the other vesting criteria were not achieved. In connection with the IPO, the Performance Units were exchanged for performance-based restricted stock awards. Employees who received IPO Options had the same vesting conditions for the performance-based portion of the IPO Options as the performance-based restricted stock awards.
In October 2023, the Company converted 2,963,829 performance-based restricted stock awards to time-based awards that vest in full on April 30, 2025, subject to a continuous service requirement through the vesting date.

	Unvested Time Awards	Weighted Average Grant Date Fair Value, per unit	Unvested Performance Awards	Weighted Average Grant Date Fair Value, per unit
Outstanding as of January 14, 2021	610,477	$12.65	4,178,246	$15.79
Forfeited/Cancelled	(17,304)	21.27	(84,737)	13.55
Vested	(164,868)	10.04	—	—
Outstanding as of December 25, 2021	428,305	$13.31	4,093,509	$15.84
Forfeited/Cancelled	(30,869)	10.34	(77,760)	15.34
Vested	(107,767)	12.95	—	—
Outstanding as of December 31, 2022	289,669	$13.76	4,015,749	$15.84
Modifications	2,963,829	11.15	(2,963,829)	15.94
Forfeited/Cancelled	(53,865)	12.74	(251,895)	12.86
Vested	(96,542)	12.97	—	—
Outstanding as of December 30, 2023	3,103,091	$11.31	800,025	$16.22
There was approximately $31 million of unrecognized compensation expense related to the time-based restricted stock awards at December 30, 2023, which is expected to be recognized over a weighted-average vesting period of 1.3 years.
There was approximately $3 million of unrecognized compensation expense related to the performance-based restricted stock awards at December 30, 2023. For the years ended December 30, 2023, December 31, 2022 and December 25, 2021, no compensation cost was recognized for the performance-based restricted stock awards given the performance criteria was not met or probable. Certain former employees continued to hold performance-based awards after the IPO.
Restricted Stock Units and Performance Stock Units
The Company has issued restricted stock units (“RSUs”) and performance stock units (“PSUs”). Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. The RSUs vest ratably in three installments on each of the first three anniversaries of the grant date. The PSUs vest after a three-year performance period. The number of PSUs that vest is contingent on the Company achieving certain performance goals, one being a performance condition and the other being a market condition. The number of PSU shares that vest may range from 0% to 200% of the original grant, based upon the level of performance. Certain awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense. For both RSUs and PSUs, if the grantee’s continuous service terminates for any reason, the grantee shall forfeit all right, title, and interest in any unvested units as of the termination date.
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
The range of assumptions used for issued PSUs with a market condition valued using the Monte Carlo model were as follows:

	For the Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Annual dividend yield	—%	—%	—%
Expected term (years)	2.6-2.8	2.7-3.0	3.0
Risk-free interest rate	3.65%-4.51%	2.32%-3.05%	0.2%
Expected volatility	37.9%-38.8%	40.9%-43.9%	41.2%
Correlation to the index peer group	60.2%-60.3%	50.7%-59.5%	65.9%
There was approximately $13 million of total unrecognized compensation cost related to the unvested RSUs at December 30, 2023, which is expected to be recognized over a weighted-average vesting period of 2.1 years. In addition, there was approximately $4 million of total unrecognized compensation cost related to the unvested PSUs, which are expected to be recognized over a weighted-average vesting period of 1.9 years.

The following are the restricted stock units and performance stock units granted in conjunction with or after the IPO:

	Unvested Time Units	Weighted Average Grant Date Fair Value, per unit	Unvested Performance Units	Weighted Average Grant Date Fair Value, per unit
Outstanding as of January 14, 2021 (pre-IPO)	—	$—	—	$—
Granted post-IPO	81,160	23.11	144,735	24.52
Forfeited/Cancelled	(18,735)	22.18	(37,439)	24.36
Outstanding as of December 25, 2021	62,425	$23.38	107,296	$24.58
Granted	300,067	27.96	488,488	32.39
Forfeited/Cancelled	(20,424)	26.18	(46,024)	29.22
Vested	(20,465)	23.41	—	—
Outstanding as of December 31, 2022	321,603	$27.49	549,760	$31.13
Granted	716,904	20.29	647,359	30.54
Forfeited/Cancelled	(126,822)	27.87	(283,131)	31.06
Performance achievement(1)	—	—	13,808	24.69
Vested	(105,149)	27.31	(82,848)	24.69
Outstanding as of December 30, 2023	806,536	$21.07	844,948	$31.24
(1) Reflects the number of awards achieved above target levels for shares vested in the period.
Stock Options
The Company also established and granted stock options, which vest provided that the employee remains in continuous service on the vesting date. The stock options were granted at the stock price of the Company on the grant date and permit the holder to exercise them for 10 years from the grant date.
In October 2023, the Company converted 2,438,643 performance-based options to time-based awards that vest in full on April 30, 2025, subject to a continuous service requirement through the vesting date. The remaining stock options generally vest on the fourth anniversary of the grant date or ratably over a five years vesting period, but such vesting could accelerate for certain options based on certain conditions under the award.
The fair value of all time based units granted or modified was estimated using a Black-Scholes option pricing model using the following weighted-average assumptions for each of fiscal 2023 and 2021:

	For the Year Ended
	December 30, 2023	December 25, 2021
Annual dividend yield	—%	—%
Weighted-average expected life (years)	6.5	7.0
Risk-free interest rate	4.82%	1.3%
Expected volatility	49.8%	40.1%
The expected term of the incentive units is based on evaluations of historical and expected future employee behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on the historical volatility of guideline public entities that are similar to the Company, as the Company does not have sufficient historical transactions of its own shares to calculate expected volatility. As of December 30, 2023, the Company does not intend to pay dividends or distributions in the future.

The following are the stock options granted in conjunction with or after the IPO:

	Time Based Stock Options Outstanding	Weighted Average Exercise Price	Performance Based Stock Options Outstanding	Weighted Average Exercise Price
Outstanding as of January 14, 2021	$198,984	$22.00	—	$—
Granted post-IPO	3,587,575	26.75	3,621,719	22.00
Forfeited/Cancelled	(77,294)	22.00	(152,239)	22.00
Exercised	(23,705)	21.30	—	—
Outstanding as of December 25, 2021	3,685,560	$26.63	3,469,480	$22.00
Forfeited/Cancelled	(68,510)	19.50	(190,544)	22.00
Exercised	(23,721)	21.70	—	—
Outstanding as of December 31, 2022	3,593,329	$26.79	3,278,936	$22.00
Modified	2,438,643	4.15	(2,438,643)	7.32
Forfeited/Cancelled	(448,028)	16.01	(553,038)	7.14
Exercised	(270,376)	22.00	—	—
Outstanding as of December 30, 2023	5,313,568	$17.64	287,255	$7.53
Exercisable as of December 30, 2023	634,594	$21.91	—	$—
There was approximately $20 million of total unrecognized compensation cost related to the unvested stock options at December 30, 2023, which is expected to be recognized over a weighted-average vesting period of 2.0 years.
There was less than $1 million of unrecognized compensation expense related to the performance-based stock options at December 30, 2023. For the years ended December 30, 2023, December 31, 2022 and December 25, 2021, no compensation cost was recognized for the performance-based stock options given the performance criteria was not met or probable. Certain former employees continued to hold performance-based options after the IPO.
Employee Stock Purchase Plan
On January 6, 2021, the Company’s Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”) and effective January 14, 2021, the Company’s shareholders adopted and approved the ESPP. On March 22, 2021, the Company's Board of Directors approved the International Employee Stock Purchase Plan (the "International ESPP"). The ESPP and International ESPP provide employees of certain designated subsidiaries of the Company with an opportunity to purchase the Company’s common stock at a discount, subject to certain limitations set forth in the ESPP and International ESSP. The ESPP and International ESSP plans authorized the issuance of 1,790,569 shares of the Company’s common stock. For the year ended December 30, 2023, total contributions to the ESPP were $1 million and 82,546 shares of common stock were purchased. For the year ended December 31, 2022, total contributions to the ESPP were $1 million and 143,707 shares of common stock were purchased. On December 28, 2021, the Company purchased 111,924 shares of common stock relating to employee contributions during the year ended December 25, 2021.
The Company recognized equity-based compensation expense of $15 million, $21 million, and $4 million in 2023, 2022, and 2021, respectively.

Note 17—(Loss) Earnings Per Share
The Company calculates basic and diluted (loss) earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Year Ended
(in thousands, except per share amounts)	December 30, 2023	December 31, 2022	December 25, 2021
Basic (loss) earnings per share:
Net (loss) income attributable to Driven Brands Holdings Inc.	$(744,962)	43,188	9,632
Less: Net (loss) income attributable to participating securities, basic	(15,673)	914	207
Net (loss) income after participating securities, basic	(729,289)	42,274	9,425
Weighted-average common shares outstanding	161,917	162,762	160,684
Basic (loss) earnings per share	$(4.50)	$0.26	$0.06

	Year Ended
(in thousands, except per share amounts)	December 30, 2023	December 31, 2022	December 25, 2021
Diluted (loss) earnings per share:
Net (loss) income attributable to Driven Brands Holdings Inc.	$(744,962)	$43,188	$9,632
Less: Net (loss) income attributable to participating securities, diluted	(12,176)	816	185
Net (loss) income after participating securities, diluted	$(732,786)	$42,372	$9,447
Weighted-average common shares outstanding	161,917	162,762	160,684
Dilutive effect of share-based awards	—	3,981	3,960
Weighted-average common shares outstanding, as adjusted	161,917	166,743	164,644
Diluted (loss) earnings per share	$(4.53)	$0.25	$0.06
Basic (loss) earnings per share is computed by dividing the net (loss) income attributable to Driven Brands Holdings Inc. by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights. The Company excluded 1,284,454, 4,661,504, and 4,007,164 shares for the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.
For the year ended December 30, 2023, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would be antidilutive.
The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Year Ended
Number of securities (in thousands)	December 30, 2023	December 31, 2022	December 25, 2021
Restricted stock units	483	51	—
Stock Options	1,740	2,003	2,036
Total	2,223	2,054	2,036

Note 18—Income Taxes
The provision for income taxes was computed based on the following amounts of (loss) income before income taxes:

	Year Ended
(in thousands)	December 30, 2023	December 31, 2022	December 25, 2021
Domestic	$(857,464)	$63,297	$86,257
Foreign	9,813	5,043	(51,365)
(Loss) income before income taxes	$(847,651)	$68,340	$34,892
The components of our income tax (benefit) expense were as follows:

	Year Ended
(in thousands)	December 30, 2023	December 31, 2022	December 25, 2021
Current:
Federal	$1,479	$(4,964)	$6,969
State	6,729	5,192	3,990
Foreign	14,578	1,548	3,414
Deferred:
Federal	(107,107)	21,723	22,324
State	(10,121)	(6,169)	(787)
Foreign	(8,247)	7,837	(10,554)
Total income tax (benefit) expense	$(102,689)	$25,167	$25,356
A reconciliation between the U.S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended
(in thousands)	December 30, 2023		December 31, 2022		December 25, 2021
Federal income tax at statutory rate	$(178,007)	21.0%	$14,351	21.0%	$7,327	21.0%
State income taxes, net of federal tax benefits	(25,990)	3.1%	(459)	(0.7)%	4,971	14.2%
State deferred tax rate change	3,796	(0.5)%	(2,358)	(3.5)%	(2,118)	(6.1)%
Foreign deferred tax rate change	(26)	—%	1,190	1.7%	2,375	6.8%
Foreign tax rate differential	2,926	(0.3)%	(188)	(0.3)%	(2,135)	(6.1)%
Non-deductible advertising fund loss	(111)	—%	694	1.0%	(32)	(0.1)%
Non-deductible transaction costs	—	—%	—	—%	10,525	30.2%
Non-deductible stock compensation	1,959	(0.2)%	1,224	1.8%	598	1.7%
Taxable foreign source income	2,607	(0.3)%	3,719	5.4%	—	—%
Goodwill impairment	66,229	(7.8)%	—	—%	—	—%
Other permanent differences	2,707	(0.3)%	939	1.4%	809	2.3%
Deferred tax adjustments	1,693	(0.2)%	1,617	2.5%	(147)	(0.4)%
Current tax adjustments	2,955	(0.4)%	356	0.5%	(956)	(2.7)%
Reserve for uncertain tax positions	(351)	—%	(76)	(0.1)%	(313)	(0.9)%
Valuation allowance on deferred tax asset	16,924	(2.0)%	4,158	6.1%	4,452	12.8%
Effective tax rate	$(102,689)	12.1%	$25,167	36.8%	$25,356	72.7%

Deferred tax assets (liabilities) are comprised of the following:

(in thousands)	December 30, 2023	December 31, 2022
Deferred tax asset
Accrued liabilities	$3,092	$7,592
Accounts receivable allowance	3,292	5,046
Net operating loss carryforwards	53,131	63,128
Lease liabilities	357,524	316,212
Interest expense limitation	58,867	35,154
Deferred revenue	7,283	6,693
Other deferred assets	12,638	8,952
Total deferred tax asset	495,827	442,777
Less valuation allowance	(45,150)	(27,422)
Net deferred tax asset	450,677	415,355
Deferred tax liabilities
Goodwill and intangible assets	50,464	164,004
Right-of-use assets	348,246	320,006
Fixed asset basis differences	195,100	188,761
Unrealized foreign exchange differences	808	5,542
Other deferred liabilities	7,141	10,880
Total deferred liabilities	601,759	689,193
Net deferred liabilities	$151,082	$273,838
The following table presents the activity included in the deferred tax valuation allowance as follows:

(in thousands)	December 30, 2023	December 31, 2022
Balance at beginning of period	$27,422	$24,371
Additions	16,924	4,158
Translation	804	(1,107)
Balance at end of period	$45,150	$27,422
During the year ended December 30, 2023, the valuation allowance increased by $18 million principally related to valuation allowances connected to U.S. state net operating losses and deferrals.
As of December 30, 2023, the Company had pre-tax federal operating loss carry forwards of $152 million, of which $34 million are subject to expiration by 2040 and the remainder is not subject to expiration. State tax effected net operating loss carryforwards were $13 million for which portions begin to expire in fiscal year 2024. Some of the federal net operating losses are subject to certain limitations under IRC Sect. 382, however, the Company believes that these losses are more likely than not to be utilized. As of December 30, 2023, the Company had pre-tax foreign operating loss carryforwards of $29 million for which portions of the operating loss carryforwards begin to expire in fiscal year 2024, while others are indefinite lived and not subject to expiration. As of December 30, 2023, the Company had $1.0 billion of goodwill that was deductible for tax purposes.
The Company has designated the undistributed earnings of its foreign operations as indefinitely reinvested and as a result the Company does not provide for deferred income taxes on the unremitted earnings of these subsidiaries. As of December 30, 2023, the determination of the amount of such unrecognized deferred tax liability is not practicable.
At December 30, 2023, the Company had less than $1 million of unrecognized tax benefits. A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

(in thousands)	December 30, 2023	December 31, 2022
Balance at beginning of period	$1,728	$1,909
Reduction for prior year tax positions	(351)	(76)
Reduction for settlements	(1,037)	—
Translation adjustments	33	(105)
Balance at end of period	$373	$1,728
The unrecognized income tax benefits could affect the Company's effective tax rate, if recognized. However, it is not expected that any material portion of the unrecognized tax benefit will reverse over the next twelve months. The Company had less than $1 million of aggregate accrued interest and penalties at both December 30, 2023 and December 31, 2022.
The Company had a total of $2 million in Work Opportunity Credits available for the 2023 fiscal year and is estimating to utilize the full amount during the current year.
The Company files income tax returns in the U.S., Canada, and various state and foreign jurisdictions. Examinations by various taxing authorities covering years 2018 to 2021 are on-going. The Company is generally subject to income tax examinations for years 2017 through 2022 and believes appropriate provisions for all outstanding matters have been made for all jurisdictions and open years.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and brought about additional tax provision to consider by multinational companies. The Company's policy is to account for global intangible low-taxed income ("GILTI") as a period cost in the year the tax is incurred and, therefore, does not record any taxes related to GILTI. For fiscal year 2023, the Company estimated net GILTI income of $9 million and a IRC Sec. 163(j) interest limitation of $98 million. Other provisions, such as Base Erosion and Anti-abuse Tax (“BEAT”) and Foreign Derived Intangible Income (“FDII”) are relevant to the Company but had insignificant income tax impact for 2023.
Base Erosion and Profits Shifting (2.0)
During 2021, the Organization for Economic Co-operation and Development (“OECD”) published a Base Erosion and Profits Shifting (“BEPS”) framework and agreed to a two-pillar (“Pillar Two”) approach to implement global profit allocation and a 15% corporate global minimum tax of 15%. The inclusive framework calls for the tax law changes to take effect in 2024 and 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not expect Pillar 2 to have a material impact on our tax provision and will continue to evaluate the impact of these tax law changes on future periods.
Note 19—Commitments and Contingencies
We are subject to various lawsuits, administrative proceedings, audits, and claims. Some of these lawsuits purport to be class actions and/or seek substantial damages. We are required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Management regularly assesses our insurance deductibles, analyzes litigation information with our attorneys, and evaluates our loss experience in connection with pending legal proceedings. We record our best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we reassess the potential liability and revise our accruals, if necessary. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates.

Genesee County Employees’ Retirement System v. Driven Brands Holdings Inc., et al. – On December 22, 2023, Genesee County Employees’ Retirement System (“Plaintiff”) filed a putative class action lawsuit in the U.S. District Court for the Western District of North Carolina against the Company as well as a current and a former Company executive (the “Individual Defendants”) alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the Individual Defendants. Plaintiff purports to represent a class of stockholders who purchased Company shares between October 27, 2021 and August 1, 2023. The class period ended on February 20, 2024. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
Other than the matter described above, as of December 30, 2023, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of December 30, 2023. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design and operating effectiveness of our disclosure controls and procedures as of December 30, 2023, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed and operating effectively to provide a reasonable level of assurance.
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
Our management performed an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”). Based on our evaluation and those criteria, management determined that our internal control over financial reporting was effective as of December 30, 2023.
Management has excluded 11 businesses from its assessment of the Company’s internal control over financial reporting as of December 30, 2023 because they were purchased by the Company in purchase business combinations during 2023. These businesses, each of which is wholly-owned, comprised, in the aggregate, total assets and total net revenue excluded from management’s assessment of internal control over financial reporting of less than 1%, respectively, as of and for the year ended December 30, 2023.
The effectiveness of our internal control over financial reporting as of December 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8 - Financial statements and Supplementary Data.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(c) Trading Plans
During the three months ended December 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers
The following individuals are our executive officers as of February 28, 2024:

Name	Position	Age
Jonathan Fitzpatrick	President, Chief Executive Officer and Director	53
Gary W. Ferrera	Executive Vice President and Chief Financial Officer	61
Scott O’Melia	Executive Vice President, General Counsel and Secretary	54
Daniel Rivera	Executive Vice President and Chief Operating Officer	44
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
Gary W. Ferrera serves as our Executive Vice President and Chief Financial Officer. Mr. Ferrera joined Driven Brands as Chief Financial Officer (“CFO”) in May 2023. Prior to joining Driven Brands, Mr. Ferrera served as CFO at Skillsoft Corporation (an educational technology company). Prior to his role with Skillsoft Corporation, Mr. Ferrera served as the CFO of Cardtronics (a financial services company) from 2017 until its acquisition by NCR Corporation in 2021. Mr. Ferrera has held CFO roles at DigitalGlobe (a commercial vendor of space imagery), Intrawest Resort Holdings (a developer and operator of destination resorts), Great Wolf Resorts (a family resort company), National CineMedia (a cinema advertising company), and Unity Media (a media company).
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
The remaining information required by this item will be contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 30, 2023 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Services and Fees
The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP. The information required by this item will be contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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
		S-1	10.2	December 22, 2020
10.3	Amended and Restated Guarantee and Collateral Agreement, dated as of April 24, 2018, by and among Driven Funding Holdco, LLC and certain subsidiaries of Driven Funding Holdco, LLC party thereto in favor of Citibank, N.A., as trustee	S-1	10.3	December 22, 2020
10.4	Assumption Agreement to Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2019, by and among ABRA Franchisor SPV LLC and Citibank, N.A., as trustee	S-1	10.4	December 22, 2020
10.5	Assumption and Amendment Agreement to Amended and Restated Guarantee and Collateral Agreement dated as of July 6, 2020, by and among Driven Funding Holdco, LLC, certain subsidiaries of Driven Funding Holdco, LLC party thereto, Driven Canada Funding HoldCo Corporation and certain subsidiaries of Driven Canada Funding HoldCo Corporation party thereto, in favor of Citibank, N.A., as trustee	S-1	10.5	December 22, 2020
10.6	Deed of Movable Hypothec, dated as of July 6, 2020, by and among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation and certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, in favor of Citibank, N.A., as trustee	S-1	10.6	December 22, 2020
10.7†	Amendment No. 5 to the Amended and Restated Management Agreement and dated as of October 5, 2022 by and among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC, party thereto, Take 5 LLC, Take 5 Oil Change, LLC, Driven Brands, Inc., as manager, and Citibank, N.A., as trustee	8-K	10.1	October 5, 2022
10.8†	Amendment No. 3 to Canadian Management Agreement, dated as of October 5, 2022, among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation, certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, Driven Brands Canada Shared Services Inc., as manager, and Citibank, N.A., as trustee	8-K	10.2	October 5, 2022
10.9	Stockholders Agreement, dated as of January 15, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	10-K	10.11	March 23, 2021

10.10	Registration Rights Agreement, dated as of January 20, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	10-K	10.12	March 23, 2021
10.11	Joinder to Registration Rights Agreement, dated as of December 29, 2021, by and among Driven Brands Holdings Inc., Driven Equity Sub LLC and the stockholders party thereto	10-K	10.17	March 18, 2022
10.12	Joinder to Registration Rights Agreement, dated as of December 29, 2021, by and among Driven Brands Holdings Inc., RC IV Cayman ICW Holdings Sub LLC and the stockholders party thereto	10-K	10.18	March 18, 2022
10.13†	Form of Indemnification Agreement by and among Driven Brands Holdings Inc. and each of its directors and executive officers	S-1	10.13	December 22, 2020
10.14	Tax Receivable Agreement, dated January 16, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	8-K	10.1	January 21, 2021
10.15†	Amended and Restated Employment Agreement by and between Jonathan Fitzpatrick and Driven Brands, Inc., dated as of April 17, 2015	S-1	10.15	December 22, 2020
10.16†	Amendment to the Amended and Restated Employment Agreement, dated as of December 31, 2020, by and between Jonathan Fitzpatrick and Driven Brands Shared Services LLC	S-1/A	10.16	January 7, 2021
10.17†	Employment Agreement by and between Tiffany Mason and Driven Brands Shared Services LLC, dated as of February 17, 2020	S-1/A	10.17	January 7, 2021
10.18†	Amendment to Employment Agreement between Tiffany Mason and Driven Brands Shared Services LLC dated as of November 3, 2022	10-K	10.18	March 1, 2023
10.19†	Separation Agreement and General Release by and between Driven Brands Shared Services LLC and Tiffany Mason, dated as of June 5, 2023	8-K/A	99.1	June 8, 2023
10.20†	Employment Agreement by and between Gary W. Ferrera and Driven Brands Shared Services LLC, dated as of May 4, 2023	10-Q	10.3	August 9, 2023
10.21†	Letter of Employment by and between Daniel R. Rivera and Driven Brands, Inc., dated as of November 7, 2012	S-1/A	10.18	January 7, 2021
10.22†	Employment Agreement by and between Scott O’Melia and Driven Brands Shared Services LLC, dated as of April 23, 2020	10-K	10.19	March 23, 2021
10.23†	Amendment to the Employment Agreement, dated as of November 1, 2020, by and between Scott O’Melia and Driven Brands Shared Services LLC	10-K	10.20	March 23, 2021
10.24†	Second Amendment to Employment Agreement between Scott O’Melia and Driven Brands Shared Services LLC dated as of March 22, 2023	10-Q	10.2	May 9, 2023
10.25†	Employment Agreement by and between Michael Macaluso and Carstar Canada Partnership, LP, dated as of December 1, 2015	10-K	10.21	March 23, 2021
10.26†	Amended and Restated Driven Brands, Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2020	S-1/A	10.19	January 7, 2021
10.27†	First Amendment to the Driven Brands, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan	S-1/A	10.20	January 7, 2021
10.28†	Driven Brands Holdings Inc. 2021 Omnibus Incentive Plan	8-K	10.2	January 21, 2021
10.29†	Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Top-Up Options)	S-1/A	10.25	January 7, 2021
10.30†	Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Non-Employee Director Time-Vesting Options)	S-1/A	10.26	January 7, 2021
10.31†*	Form of Restricted Stock Unit Award under the 2021 Omnibus Incentive Plan (Non-Employee Director Time-Vesting Options)
10.32†	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.1	March 22, 2022

10.33†	Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.2	March 22, 2022
10.34†*	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan for awards granted after January 1, 2024
10.35†*	Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan granted after January 1, 2024
10.36	Restricted Stock Unit Award Agreement by and between Gary Ferrera and Driven Brands Holdings Inc., dated as of May 10, 2023	10-Q	10.4	August 9, 2023
10.37	Performance-Based Restricted Stock Unit Award Agreement by and between Gary Ferrera and Driven Brands Holdings, Inc., dated as of May 10, 2023	10-Q	10.5	August 9, 2023
10.38†	Driven Investor LLC Equity Incentive Plan	S-1/A	10.27	January 7, 2021
10.39†	Form of Restricted Stock Award Agreement for use under the Driven Investor LLC Equity Incentive Plan (Relating to Reorganization Exchange)	S-1/A	10.28	January 7, 2021
10.40†*	Form of Award Modification and Release Letter for Performance-Based Restricted Stock Awards under the Driven Investor LLC Equity Incentive Plan
10.41	Credit Agreement, dated May 27, 2021, by and among Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.37	March 18, 2022
10.42	Incremental Assumption and Amendment Agreement, dated December 17, 2021 by and among Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.38	March 18, 2022
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1†*	Clawback Policy
__________________________________________________________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 28, 2024

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Gary W. Ferrera and Scott O’Melia, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ Jonathan Fitzpatrick	Chief Executive Officer	February 28, 2024
Jonathan Fitzpatrick	(Principal Executive Officer)

/s/ Gary W. Ferrera	Chief Financial Officer	February 28, 2024
Gary W. Ferrera	(Principal Financial Officer)

/s/ Michael Beland	Chief Accounting Officer	February 28, 2024
Michael Beland	(Principal Accounting Officer)

/s/ Neal Aronson	Non-Executive Chairman and Director	February 28, 2024
Neal Aronson

/s/ Jose Tomas	Director	February 28, 2024
Jose Tomas

/s/ Michael Thompson	Director	February 28, 2024
Michael Thompson

/s/ Chadwick Hume	Director	February 28, 2024
Chadwick Hume

/s/ Cathy Halligan	Director	February 28, 2024
Cathy Halligan

/s/ Rick Puckett	Director	February 28, 2024
Rick Puckett

/s/ Karen Stroup	Director	February 28, 2024
Karen Stroup

/s/ Peter Swinburn	Director	February 28, 2024
Peter Swinburn

/s/ Damien Harmon	Director	February 28, 2024
Damien Harmon