Form 10-K/A
period 2023-12-30
Driven Brands Holdings Inc.
filed 2024-02-29
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Driven Brands Holdings Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on
Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Form 10-K”) solely to correct clerical errors in (i) the report titled “Report of Independent Registered Public Accounting Firm” provided by Grant Thornton LLP (the “Audit
Report”) and (ii) the consent of Grant Thornton LLP attached as Exhibit 23.1 to the 2023 Form 10-K (the “Consent”).
Specifically, the Audit Report inadvertently referred to an incorrect company name and incorrect date, and the Consent inadvertently omitted reference to a Registration Statement on Form S-3.
This Amendment does not reflect events occurring after the filing of the 2023 Form 10-K, does not update disclosures contained in the 2023 Form 10-K and does not modify or amend the 2023 Form 10-K except as specifically described above.
Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of
Item 8. Financial Statements and certifications of the Company’s Principal Executive Officer and Principal Financial Officer
required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well as updated inline XBRL exhibits.

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

Opinion on the financial statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders’/members’ equity, and cash flows of Driven Brands Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) for the period ended December 25, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period ended December 25, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
		S-1	10.2	December 22, 2020
10.3	Amended and Restated Guarantee and Collateral Agreement, dated as of April 24, 2018, by and among Driven Funding Holdco, LLC and certain subsidiaries of Driven Funding Holdco, LLC party thereto in favor of Citibank, N.A., as trustee	S-1	10.3	December 22, 2020
10.4	Assumption Agreement to Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2019, by and among ABRA Franchisor SPV LLC and Citibank, N.A., as trustee	S-1	10.4	December 22, 2020
10.5	Assumption and Amendment Agreement to Amended and Restated Guarantee and Collateral Agreement dated as of July 6, 2020, by and among Driven Funding Holdco, LLC, certain subsidiaries of Driven Funding Holdco, LLC party thereto, Driven Canada Funding HoldCo Corporation and certain subsidiaries of Driven Canada Funding HoldCo Corporation party thereto, in favor of Citibank, N.A., as trustee	S-1	10.5	December 22, 2020
10.6	Deed of Movable Hypothec, dated as of July 6, 2020, by and among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation and certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, in favor of Citibank, N.A., as trustee	S-1	10.6	December 22, 2020
10.7†	Amendment No. 5 to the Amended and Restated Management Agreement and dated as of October 5, 2022 by and among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC, party thereto, Take 5 LLC, Take 5 Oil Change, LLC, Driven Brands, Inc., as manager, and Citibank, N.A., as trustee	8-K	10.1	October 5, 2022
10.8†	Amendment No. 3 to Canadian Management Agreement, dated as of October 5, 2022, among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation, certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, Driven Brands Canada Shared Services Inc., as manager, and Citibank, N.A., as trustee	8-K	10.2	October 5, 2022
10.9	Stockholders Agreement, dated as of January 15, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	10-K	10.11	March 23, 2021
10.10	Registration Rights Agreement, dated as of January 20, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	10-K	10.12	March 23, 2021
10.11	Joinder to Registration Rights Agreement, dated as of December 29, 2021, by and among Driven Brands Holdings Inc., Driven Equity Sub LLC and the stockholders party thereto	10-K	10.17	March 18, 2022

10.12	Joinder to Registration Rights Agreement, dated as of December 29, 2021, by and among Driven Brands Holdings Inc., RC IV Cayman ICW Holdings Sub LLC and the stockholders party thereto	10-K	10.18	March 18, 2022
10.13†	Form of Indemnification Agreement by and among Driven Brands Holdings Inc. and each of its directors and executive officers	S-1	10.13	December 22, 2020
10.14	Tax Receivable Agreement, dated January 16, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	8-K	10.1	January 21, 2021
10.15†	Amended and Restated Employment Agreement by and between Jonathan Fitzpatrick and Driven Brands, Inc., dated as of April 17, 2015	S-1	10.15	December 22, 2020
10.16†	Amendment to the Amended and Restated Employment Agreement, dated as of December 31, 2020, by and between Jonathan Fitzpatrick and Driven Brands Shared Services LLC	S-1/A	10.16	January 7, 2021
10.17†	Employment Agreement by and between Tiffany Mason and Driven Brands Shared Services LLC, dated as of February 17, 2020	S-1/A	10.17	January 7, 2021
10.18†	Amendment to Employment Agreement between Tiffany Mason and Driven Brands Shared Services LLC dated as of November 3, 2022	10-K	10.18	March 1, 2023
10.19†	Separation Agreement and General Release by and between Driven Brands Shared Services LLC and Tiffany Mason, dated as of June 5, 2023	8-K/A	99.1	June 8, 2023
10.20†	Employment Agreement by and between Gary W. Ferrera and Driven Brands Shared Services LLC, dated as of May 4, 2023	10-Q	10.3	August 9, 2023
10.21†	Letter of Employment by and between Daniel R. Rivera and Driven Brands, Inc., dated as of November 7, 2012	S-1/A	10.18	January 7, 2021
10.22†	Employment Agreement by and between Scott O’Melia and Driven Brands Shared Services LLC, dated as of April 23, 2020	10-K	10.19	March 23, 2021
10.23†	Amendment to the Employment Agreement, dated as of November 1, 2020, by and between Scott O’Melia and Driven Brands Shared Services LLC	10-K	10.20	March 23, 2021
10.24†	Second Amendment to Employment Agreement between Scott O’Melia and Driven Brands Shared Services LLC dated as of March 22, 2023	10-Q	10.2	May 9, 2023
10.25†	Employment Agreement by and between Michael Macaluso and Carstar Canada Partnership, LP, dated as of December 1, 2015	10-K	10.21	March 23, 2021
10.26†	Amended and Restated Driven Brands, Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2020	S-1/A	10.19	January 7, 2021
10.27†	First Amendment to the Driven Brands, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan	S-1/A	10.20	January 7, 2021
10.28†	Driven Brands Holdings Inc. 2021 Omnibus Incentive Plan	8-K	10.2	January 21, 2021
10.29†	Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Top-Up Options)	S-1/A	10.25	January 7, 2021
10.30†	Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Non-Employee Director Time-Vesting Options)	S-1/A	10.26	January 7, 2021
10.31†	Form of Restricted Stock Unit Award under the 2021 Omnibus Incentive Plan (Non-Employee Director Time-Vesting Options)	10-K	10.31	February 28, 2024
10.32†	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.1	March 22, 2022
10.33†	Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.2	March 22, 2022
10.34†	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan for awards granted after January 1, 2024	10-K	10.34	February 28, 2024
10.35†	Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan granted after January 1, 2024	10-K	10.35	February 28, 2024

10.36	Restricted Stock Unit Award Agreement by and between Gary Ferrera and Driven Brands Holdings Inc., dated as of May 10, 2023	10-Q	10.4	August 9, 2023
10.37	Performance-Based Restricted Stock Unit Award Agreement by and between Gary Ferrera and Driven Brands Holdings, Inc., dated as of May 10, 2023	10-Q	10.5	August 9, 2023
10.38†	Driven Investor LLC Equity Incentive Plan	S-1/A	10.27	January 7, 2021
10.39†	Form of Restricted Stock Award Agreement for use under the Driven Investor LLC Equity Incentive Plan (Relating to Reorganization Exchange)	S-1/A	10.28	January 7, 2021
10.40†	Form of Award Modification and Release Letter for Performance-Based Restricted Stock Awards under the Driven Investor LLC Equity Incentive Plan	10-K	10.40	February 28, 2024
10.41	Credit Agreement, dated May 27, 2021, by and among Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.37	March 18, 2022
10.42	Incremental Assumption and Amendment Agreement, dated December 17, 2021 by and among Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.38	March 18, 2022
21.1	Subsidiaries of the Registrant	10-K	21.1	February 28, 2024
23.1*	Consent of Grant Thornton LLP
23.2	Consent of PricewaterhouseCoopers LLP	10-K	23.2	February 28, 2024
24.1	Powers of Attorney (included in signature page)	10-K	24.1	February 28, 2024
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1†	Clawback Policy	10-K	97.1	February 28, 2024
__________________________________________________________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 28, 2024

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Michael Beland
Name:	Michael Beland
Title:	Senior Vice President and Chief Accounting Officer