Form 10-Q
period 2024-03-30
Driven Brands Holdings Inc.
filed 2024-05-08
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
OR
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

As of May 6, 2024, the Registrant had 164,079,785 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, trends, plans, objectives of management, impact of accounting standards and guidance, impairments, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our strategy, outlook, and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; (iv) the risks and costs associated with the integration of, and or ability to integrate, our stores and business units successfully; (v) the proper application of generally accepted accounting principles, which are highly complex and involve many subjective assumptions, estimates, and judgments; and (vi) the competitive environment in which we operate. Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy, and other future conditions, and involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. It is not possible to predict or identify all such risks. These risks include, but are not limited to, the risk factors that are described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 as well as in our other filings with the Securities and Exchange Commission, which are available on its website at www.sec.gov. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
Forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2024	April 1, 2023
Net revenue:
Franchise royalties and fees	$45,045	$43,515
Company-operated store sales	374,456	376,066
Independently-operated store sales	53,047	52,532
Advertising contributions	24,070	21,677
Supply and other revenue	75,608	68,677
Total net revenue	572,226	562,467
Operating Expenses:
Company-operated store expenses	242,053	243,409
Independently-operated store expenses	29,355	29,364
Advertising expenses	24,070	21,677
Supply and other expenses	36,216	37,266
Selling, general, and administrative expenses	116,402	112,328
Acquisition related costs	1,794	1,847
Store opening costs	1,263	1,025
Depreciation and amortization	43,229	38,198
Asset impairment charges and lease terminations	19,326	167
Total operating expenses	513,708	485,281
Operating income	58,518	77,186
Other expenses, net:
Interest expense, net	43,772	38,141
Loss (gain) on foreign currency transactions	4,321	(1,675)
Other expense, net	48,093	36,466
Income before taxes	10,425	40,720
Income tax expense	6,164	10,971
Net income	4,261	29,749
Net income attributable to non-controlling interest	—	—
Net income attributable to Driven Brands Holdings Inc.	$4,261	$29,749

Earnings per share:
Basic	$0.03	$0.18
Diluted	$0.03	$0.17
Weighted average shares outstanding
Basic	159,631	162,784
Diluted	160,604	166,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Net income	$4,261	$29,749
Other comprehensive (loss) income:
Foreign currency translation adjustments	(15,907)	11,351
Unrealized loss from cash flow hedges, net of tax expense (benefit) of $15 and ($2), respectively	(617)	(200)
Actuarial (loss) gain of defined pension plan, net of tax expense of $0 and $0, respectively	(8)	16
Other comprehensive (loss) income, net	(16,532)	11,167
Total comprehensive (loss) income	(12,271)	40,916
Comprehensive loss attributable to non-controlling interests	—	(1)
Comprehensive (loss) income attributable to Driven Brands Holdings Inc.	$(12,271)	$40,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	March 30, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$165,513	$176,522
Restricted cash	657	657
Accounts and notes receivable, net	165,992	151,259
Inventory	82,875	83,171
Prepaid and other assets	49,901	46,714
Income tax receivable	7,337	15,928
Assets held for sale	290,818	301,229
Advertising fund assets, restricted	52,711	45,627
Total current assets	815,804	821,107
Other assets	90,175	56,565
Property and equipment, net	1,425,882	1,438,496
Operating lease right-of-use assets	1,383,400	1,389,316
Deferred commissions	6,643	6,312
Intangibles, net	729,354	739,402
Goodwill	1,435,618	1,455,946
Deferred tax assets	3,453	3,660
Total assets	$5,890,329	$5,910,804
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$82,843	$67,526
Accrued expenses and other liabilities	246,522	242,171
Income tax payable	2,022	5,404
Current portion of long-term debt	33,020	32,673
Income tax receivable liability	41,437	56,001
Advertising fund liabilities	33,208	23,392
Total current liabilities	439,052	427,167
Long-term debt	2,905,033	2,910,812
Deferred tax liabilities	149,931	154,742
Operating lease liabilities	1,319,936	1,332,519
Income tax receivable liability	108,215	117,915
Deferred revenue	32,159	30,507
Long-term accrued expenses and other liabilities	29,187	30,419
Total liabilities	4,983,513	5,004,081
Commitments and contingencies (Note 12)
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,079,581 and 163,965,231 shares outstanding; respectively	1,641	1,640
Additional paid-in capital	1,664,764	1,652,401
Accumulated deficit	(705,826)	(710,087)
Accumulated other comprehensive loss	(54,407)	(37,875)
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	906,172	906,079
Non-controlling interests	644	644
Total shareholders' equity	906,816	906,723
Total liabilities and shareholders' equity	$5,890,329	$5,910,804
The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
	March 30, 2024		April 1, 2023
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,965,231	$1,640	167,404,047	$1,674
Stock issued relating to Employee Stock Purchase Plan	43,764	—	26,358	—
Shares issued for exercise/vesting of equity-based compensation awards	170,172	2	130,044	1
Forfeiture of restricted stock awards	(99,586)	(1)	—	—
Balance at end of period	164,079,581	$1,641	167,560,449	$1,675
Additional paid-in capital
Balance at beginning of period		$1,652,401		$1,628,904
Equity-based compensation expense		11,861		2,564
Exercise of stock options		—		1,380
Stock issued relating to Employee Stock Purchase Plan		502		612
Balance at end of period		$1,664,764		$1,633,460
(Accumulated deficit) retained earnings
Balance at beginning of period		$(710,087)		$84,795
Net Income		4,261		29,749
Balance at end of period		$(705,826)		$114,544
Accumulated other comprehensive loss
Balance at beginning of period		$(37,875)		$(62,435)
Other comprehensive (loss) income		(16,532)		11,168
Balance at end of period		$(54,407)		$(51,267)
Non-controlling interests
Balance at beginning of period		$644		$631
Other comprehensive loss		—		(1)
Balance at end of period		$644		$630

Total shareholders’ equity		$906,816		$1,699,042

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Net income	$4,261	$29,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,229	38,198
Equity-based compensation expense	11,861	2,564
Loss on foreign denominated transactions	7,574	161
Gain on foreign currency derivatives	(3,253)	(1,836)
Loss (gain) on sale and disposal of businesses, fixed assets, and sale-leaseback transactions	(12,913)	1,671
Reclassification of interest rate hedge to income	(519)	(519)
Bad debt expense	2,070	82
Asset impairment charges and lease terminations	19,326	167
Amortization of deferred financing costs and bond discounts	1,954	1,850
Amortization of cloud computing	1,345	—
(Benefit) provision for deferred income taxes	(2,807)	4,650
Other, net	10,669	4,043
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(17,351)	(44,084)
Inventory	(1,005)	(5,473)
Prepaid and other assets	(4,270)	(13,867)
Advertising fund assets and liabilities, restricted	7,650	906
Other assets	(33,300)	(7,382)
Deferred commissions	(331)	455
Deferred revenue	1,659	161
Accounts payable	14,165	25,597
Accrued expenses and other liabilities	6,293	(960)
Income tax receivable	3,976	659
Cash provided by operating activities	60,283	36,792
Cash flows from investing activities:
Capital expenditures	(89,483)	(169,155)
Cash used in business acquisitions, net of cash acquired	(2,024)	(29,307)
Proceeds from sale-leaseback transactions	4,550	16,772
Proceeds from sale or disposal of businesses and fixed assets	52,677	—
Cash used in investing activities	(34,280)	(181,690)
Cash flows from financing activities:
Repayment of long-term debt	(7,616)	(7,002)
Proceeds from revolving lines of credit and short-term debt	46,000	140,000
Repayment of revolving lines of credit and short-term debt	(46,000)	(25,000)
Repayment of principal portion of finance lease liability	(886)	(854)

Payment of Tax Receivable Agreement	(24,718)	—
Stock option exercises	—	1,380
Other, net	—	(32)
Cash (used in) provided by financing activities	(33,220)	108,492
Effect of exchange rate changes on cash	1,133	2,392
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(6,084)	(34,014)
Cash and cash equivalents, beginning of period	176,522	227,110
Cash included in advertising fund assets, restricted, beginning of period	38,537	32,871
Restricted cash, beginning of period	657	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	215,716	260,773
Cash and cash equivalents, end of period	165,513	190,841
Cash included in advertising fund assets, restricted, end of period	43,462	35,126
Restricted cash, end of period	657	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$209,632	$226,759

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$24,060	$39,534
Deferred consideration included in accrued expenses and other liabilities	2,955	$19,069
Supplemental cash flow disclosures - cash paid for:
Interest	$41,784	$37,942
Income taxes	3,721	$5,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. together with its subsidiaries (collectively, the “Company”) is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 5,000 franchised, independently-operated, and company-operated locations across 49 U.S. states and 13 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Take 5 Car Wash®, Meineke Car Care Centers®, MAACO®, CARSTAR®, Auto Glass Now®, and 1-800-Radiator & A/C® that compete in the automotive services industry.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into a Tax Receivable Agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current tax receivable liability of $41 million and $56 million as of March 30, 2024 and December 30, 2023, respectively, and a non-current tax receivable liability of $108 million and $118 million as of March 30, 2024 and December 30, 2023, respectively, on the consolidated balance sheets. We made an initial payment of approximately $25 million under the Tax Receivable Agreement in January 2024.
Note 2— Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three months ended March 30, 2024 and April 1, 2023 each consisted of 13 weeks, respectively. The Car Wash segment is consolidated based on a calendar month end.
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations, balance sheet, cash flows, and shareholders’/members’ equity for the interim periods presented. The adjustments include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 30, 2023. Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 30, 2024 may not be indicative of the results to be expected for any other interim period or the year ending December 28, 2024.
The three months ended March 30, 2024 includes an adjustment to the unaudited consolidated balance sheet and consolidated statement of operations that originated in the prior year. The adjustment decreased both current assets and selling, general, and administrative expenses by $3.7 million. The Company evaluated the materiality of the adjustment on prior period financial statements, recorded the adjustment in the current period, and concluded the effect of the adjustment was immaterial to both the current and prior financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the related notes to the consolidated financial statements. Significant items that are subject to estimates and assumptions include, but are not limited to, valuation of intangible assets and goodwill; income taxes; allowances for credit losses; valuation of derivatives; self-insurance claims; and equity-based compensation. Management evaluates its estimates on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on historical experience, current conditions, and various other additional information, may affect amounts reported in future periods. Actual results could differ due to uncertainty inherent in the nature of these estimates.
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
Financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2024 and December 30, 2023 are summarized as follows:

Items Measured at Fair Value at March 30, 2024
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	—	2,077	2,077
Derivative liabilities, recorded in accrued expenses and other liabilities	—	174	174

Items Measured at Fair Value at December 30, 2023
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	—	285	285
Derivative liabilities, recorded in accrued expenses and other liabilities	—	493	493
The carrying value and estimated fair value of total long-term debt were as follows:

	March 30, 2024		December 30, 2023
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,970,070	$2,824,358	$2,977,996	$2,800,011
Recently Issued Accounting Standards
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
Note 3—Acquisitions and Divestitures
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

2024 Acquisitions

The Company completed one acquisition within the Maintenance segment and one acquisition in the international car wash business within the Car Wash segment representing two sites and one site, respectively, for an aggregate total cash consideration, net of cash acquired of less than $2 million.

2023 Acquisitions
The Company completed two acquisitions within the Maintenance segment during the three months ended April 1, 2023, representing two sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $2 million.
The Company completed one acquisition within the Car Wash segment during the three months ended April 1, 2023, representing one site. The aggregate cash consideration for this acquisition, net of cash acquired and liabilities assumed, was approximately $11 million.
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
2023 Maintenance Segment

(in thousands)	Maintenance
Assets:
Operating lease right-of-use assets	$658
Property and equipment, net	1,655
Assets acquired	2,313
Liabilities:
Accrued expenses and other liabilities	17
Operating lease liabilities	641
Total liabilities assumed	658
Cash consideration, net of cash acquired	2,255
Deferred consideration	95
Total consideration, net of cash acquired	$2,350
Goodwill	$695

2023 Car Wash Segment

(in thousands)	Car Wash
Assets:
Property and equipment, net	$8,270
Assets acquired	8,270
Cash consideration, net of cash acquired	10,994
Total consideration, net of cash acquired	$10,994
Goodwill	$2,724
Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of synergies within the existing segments and intangible assets that do not qualify for separate recognition. Goodwill, which was allocated to the Maintenance and Car Wash segments, is substantially all deductible for income tax purposes.
Deferred Consideration and Transaction Costs
Deferred consideration is typically paid six months to one-year after the acquisition closing date once all conditions under the purchase agreement have been satisfied. The Company had $3 million and $19 million of deferred consideration related to acquisitions as of March 30, 2024 and April 1, 2023, respectively. The Company paid less than $1 million and $16 million of deferred consideration related to prior acquisitions during the three months ended March 30, 2024 and April 1, 2023, respectively. Deferred consideration is recorded within investing activities at the time of payment.
The Company incurred less than $1 million of transaction costs during each of the three months ended March 30, 2024 and April 1, 2023.
Divestitures
During the three months ended March 30, 2024, the Company sold nine company-operated stores within the Paint, Collision, & Glass segment to a franchisee at a purchase price of $18 million. The Company sold certain store assets as well as allocated $9 million of Paint, Collision & Glass goodwill based on the fair value of the segment at the time of sale, resulting in a gain of $6 million on the sale of businesses within selling, general, and administrative expenses on the unaudited consolidated statement of operations during the three months ended March 30, 2024.
Note 4— Revenue from Contracts with Customers
The Company records contract assets for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year and if such costs are material. Commission expenses, a primary cost associated with the sale of franchise licenses, are amortized to selling, general, and administrative expenses in the unaudited consolidated statements of operations ratably over the life of the associated franchise agreement.
Capitalized costs to obtain a contract as of March 30, 2024 and December 30, 2023 were $7 million and $6 million, respectively, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized less than $1 million of costs during the three months ended March 30, 2024 and April 1, 2023, respectively, that were recorded as a contract asset at the beginning of the periods.
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $32 million and $31 million as of March 30, 2024 and December 30, 2023, respectively, which are presented within deferred revenue on the consolidated balance sheets. The Company recognized $1 million of revenue relating to contract liabilities during each of the three months ended March 30, 2024 and April 1, 2023.
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

Segment results for the three months ended March 30, 2024 and April 1, 2023 are as follows:

	Three months ended March 30, 2024
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$14,454	$—	$24,632	$5,959	$—	$45,045
Company-operated store sales	220,871	90,227	62,509	849	—	374,456
Independently-operated store sales	—	53,047	—	—	—	53,047
Advertising fund contributions	—	—	—	—	24,070	24,070
Supply and other revenue	26,388	1,448	19,247	47,018	(18,493)	75,608
Total net revenue	$261,713	$144,722	$106,388	$53,826	$5,577	$572,226
Segment Adjusted EBITDA	$91,436	$29,134	$30,820	$19,871	$(38,980)	$132,281

	Three months ended April 1, 2023
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$12,443	$—	$24,298	$6,774	$—	$43,515
Company-operated store sales	195,260	102,446	77,479	881	—	376,066
Independently-operated store sales	—	52,532	—	—	—	52,532
Advertising fund contributions	—	—	—	—	21,677	21,677
Supply and other revenue	19,965	2,002	19,026	44,378	(16,694)	68,677
Total net revenue	$227,668	$156,980	$120,803	$52,033	$4,983	$562,467
Segment Adjusted EBITDA	$72,233	$41,048	$35,450	$17,008	$(41,251)	$124,488

The reconciliations of Income before taxes to Segment Adjusted EBITDA for the three months ended March 30, 2024 and April 1, 2023 are as follows:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Income before taxes	$10,425	$40,720
Depreciation and amortization	43,229	38,198
Interest expense, net	43,772	38,141
Acquisition related costs(a)	1,794	1,847
Non-core items and project costs, net(b)	4,711	1,824
Store opening costs	1,263	1,025
Cloud computing amortization(c)	1,345	—
Equity-based compensation expense(d)	11,861	2,564
Foreign currency transaction (gain) loss, net(e)	4,321	(1,675)
Asset sale leaseback (gain) loss, impairment and closed store expenses(f)	9,560	1,844
Segment Adjusted EBITDA	$132,281	$124,488
(a)     Consists of acquisition costs as reflected within the unaudited consolidated statements of operations, including legal, consulting and other fees, and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under GAAP, such costs relating to acquisitions are expensed as incurred.
(b)     Consists of discrete items and project costs, including third party consulting and professional fees associated with strategic transformation initiatives as well as non-recurring payroll-related costs.
(c) Includes non-cash amortization expenses relating cloud computing arrangements.
(d)     Represents non-cash equity-based compensation expense.
(e)    Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans as well as gains and losses on cross currency swaps and forward contracts.
(f)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, assets held for sale, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates. Refer to Note 6 for additional information.
Note 6—Assets Held For Sale
During 2023, management performed an initial strategic review of the U.S. car wash operations, which included, but was not limited to, an evaluation of the following: store performance, the competitive landscape, revenue and expense optimization opportunities, and capital requirements. As a result of this strategic review, management approved the closure of 29 stores, halted the opening of new company-operated stores, and began marketing property and equipment for sale that will not be utilized by the Company. These actions resulted in the transfer of assets from property and equipment to assets held for sale during the third quarter of 2023.
The changes in assets held for sale were as follows:

(in thousands)
Balance at December 30, 2023	$301,229
Additions	38,892
Impairments	(18,347)
Sales and disposals	(30,956)
Balance at March 30, 2024	$290,818
During the three months ending March 30, 2024, management continued to enhance properties included within held for sale resulting in additions of $39 million. Management evaluated the fair value for all assets included within held for sale, which resulted in an impairment of $18 million for the three months ended March 30, 2024. In addition, during the three months ended March 30, 2024, the Company sold 13 locations resulting in a net gain of $6 million. The Company will continue to evaluate the fair value of assets held for sale, which may result in additional impairments based on unfavorable market or other economical factors in the future.

Note 7 — Long-Term Debt
The Company’s long-term debt obligations consist of the following:

(in thousands)	March 30, 2024	December 30, 2023
Series 2018-1 Securitization Senior Notes, Class A-2	$258,500	$259,188
Series 2019-1 Securitization Senior Notes, Class A-2	284,250	285,000
Series 2019-2 Securitization Senior Notes, Class A-2	262,625	263,313
Series 2020-1 Securitization Senior Notes, Class A-2	168,438	168,875
Series 2020-2 Securitization Senior Notes, Class A-2	435,375	436,500
Series 2021-1 Securitization Senior Notes, Class A-2	438,750	439,875
Series 2022-1 Securitization Senior Notes, Class A-2	359,525	360,438
Term Loan Facility	490,000	491,250
Revolving Credit Facility	248,000	248,000
Other debt (a)	24,607	25,557
Total debt	2,970,070	2,977,996
Less: unamortized debt issuance costs	(32,017)	(34,511)
Less: current portion of long-term debt	(33,020)	(32,673)
Total long-term debt, net	$2,905,033	$2,910,812
(a) Consists primarily of finance lease obligations.
Series 2019-3 Variable Funding Securitization Senior Notes
In December 2019, Driven Brands Funding, LLC (the “Issuer”) issued Series 2019-3 Variable Funding Senior Notes, Class A-1 (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date in January 2050. The commitment under the 2019 VFN was set to expire in July 2022, with the option of three one-year extensions. In July 2023, the Company exercised the second of three one-year extension options. The 2019 VFN are secured by substantially all assets of the Issuer and are guaranteed by the Securitization Entities. As of July 1, 2023, borrowings incur interest at the Base Rate plus an applicable margin or Secured Overnight Financing Rate (“SOFR”) plus an applicable term adjustment. No amounts were outstanding under the 2019 VFN as of March 30, 2024 and no borrowings or repayments were made during the three months ended March 30, 2024. As of March 30, 2024, there were $25 million of outstanding letters of credit which reduced the borrowing availability under the 2019 VFN.
Driven Holdings Revolving Credit Facility
In May 2021, Driven Holdings, LLC, (the “Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of Driven Brands Holdings Inc., entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (the “Revolving Credit Facility”), which provides for an aggregate amount of up to $300 million, and has a maturity date in May 2026 (the “Credit Agreement”). On June 2, 2023, the Credit Agreement was amended pursuant to which as of July 1, 2023, borrowings will incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable term adjustment. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.
There was $248 million outstanding on the Revolving Credit Facility as of March 30, 2024 with $46 million of borrowings and $46 million of repayments made during the three months ended March 30, 2024.
The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of March 30, 2024, the Company and its subsidiaries were in material compliance with such covenants.
Note 8 — Leases
During the three months ended March 30, 2024, the Company sold three maintenance properties in various locations throughout the U. S. for a total of $4 million. During the three months ended April 1, 2023, the Company sold one maintenance and five car wash properties in various locations throughout the U.S. for a total of $17 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements each have an initial term of 20 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $3 million and $3 million, respectively, as of March 30, 2024, and $10 million and $10 million, respectively, as of April 1, 2023 related to these lease arrangements. The company recorded gains of less than $1 million and $3 million for the three months ended March 30, 2024 and April 1, 2023, respectively.
Supplemental cash flow information related to the Company’s lease arrangements for the three months ended March 30, 2024 and April 1, 2023, respectively, was as follows:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$42,362	$29,558
Operating cash flows used in finance leases	51	475
Financing cash flows used in finance leases	98	529
Note 9 — Equity-based Compensation
The Company granted new awards during the three months ended March 30, 2024, consisting of 932,323 restricted stock units (“RSUs”) and 1,056,570 performance stock units (“PSUs”).
Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. The RSUs vest ratably each year on the anniversary date generally over a two or three year period. The PSUs vest after a three-year performance period. The number of PSUs that vest is contingent on the Company achieving certain performance goals, one being a performance condition and the other being a market condition. The number of PSU shares that vest may range from 0% to 200% of the original grant, based upon the level of performance. Certain awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense. For both RSUs and PSUs, if the grantee’s continuous service terminates for any reason, the grantee shall forfeit all right, title, and interest in any unvested units as of the termination date.
The fair value of the total RSUs, performance-based PSUs, and market-based PSUs granted during the three months ended March 30, 2024 were $12.9 million, $8.6 million, and $8.1 million, respectively. The Company based the fair value of the RSUs and performance-based PSUs on the Company’s stock price on the grant date.
The range of assumptions used for issued PSUs with a market condition valued using the Monte Carlo model were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Annual dividend yield	—%	—%
Expected term (years)	2.8	2.8
Risk-free interest rate	4.5%	4.51%
Expected volatility	49.2%	38.8%
Correlation to the index peer group	49.2%	60.2%
The Company recorded $12 million and $3 million of equity-based compensation expense during the three months ended March 30, 2024 and April 1, 2023, respectively, within selling, general, and administrative expenses on the unaudited consolidated statements of operations.

Note 10—Earnings Per Share
The Company calculates basic and diluted earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2024	April 1, 2023
Basic earnings per share:
Net income attributable to Driven Brands Holdings Inc.	$4,261	29,749
Less: Net income attributable to participating securities, basic	90	626
Net income after participating securities, basic	4,171	29,123
Weighted-average common shares outstanding	159,631	162,784
Basic earnings per share	$0.03	$0.18

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2024	April 1, 2023
Diluted earnings per share:
Net income attributable to Driven Brands Holdings Inc.	$4,261	$29,749
Less: Net income attributable to participating securities, diluted	17	559
Net income after participating securities, diluted	$4,244	$29,190
Weighted-average common shares outstanding	159,631	162,784
Dilutive effect of share-based awards	973	4,090
Weighted-average common shares outstanding, as adjusted	160,604	166,874
Diluted earnings per share	$0.03	$0.17
Basic earnings per share is computed by dividing the net income attributable to Driven Brands Holdings Inc. by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights.
The Company has 2,067,468 and 5,351,252 shares of performance awards that are contingent on performance conditions which have not yet been met and therefore have been excluded from the computation of weighted average shares for the three months ended March 30, 2024 and April 1, 2023, respectively.
The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three Months Ended
Number of securities (in thousands)	March 30, 2024	April 1, 2023
Restricted stock units	458	41
Stock Options	1,740	2,003
Total	2,198	2,044
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
Income tax expense was $6 million for the three months ended March 30, 2024 compared to $11 million for the three months ended April 1, 2023. The effective income tax rate for the three months ended March 30, 2024 was 59.1% compared to 26.9% for the three months ended April 1, 2023. The effective tax rate for the three months ended March 30, 2024 was primarily driven by the asset impairment charges and the non-deductible equity-based compensation expense. The effective tax rate for three months ended April 1, 2023 was driven by the inclusion of foreign disregarded entity losses.

Note 12—Commitments and Contingencies
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
Genesee County Employees’ Retirement System v. Driven Brands Holdings Inc., et al. – On December 22, 2023, Genesee County Employees’ Retirement System filed a putative class action lawsuit in the U.S. District Court for the Western District of North Carolina (the “Court”) against the Company as well as a current and a former Company executive (the “Individual Defendants”) alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act by the Company, as well as violations of Section 20(a) of the Exchange Act by the Individual Defendants. Genesee County Employees’ Retirement System, Oakland County Employees’ Retirement System, and Oakland County Voluntary Employees’ Beneficiary Association (collectively the “Michigan Funds”) have moved for appointment as lead plaintiffs and for Bernstein Litowitz Berger & Grossmann LLP to be appointed as lead counsel for the purported class. The Michigan Funds purport to represent a class of stockholders who purchased Company shares between October 27, 2021 and August 1, 2023. On March 5, 2024, the Michigan Funds filed a notice of unopposed motion asking the Court to grant their prior motion to appoint them as lead plaintiffs. The Court has yet to rule on the unopposed motion. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
Other than the matter described above, as of March 30, 2024, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands,” “the Company,” “we,” “us,” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this quarterly report. We operate on a 52 or 53-week fiscal year, which ends on the last Saturday in December. The three months ended March 30, 2024 and April 1, 2023 were both 13 week periods.
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 5,000 locations across 49 U.S. states and 13 other countries. Our scaled, diversified platform fulfills an extensive range of core retail and commercial automotive needs, including paint, collision, glass, and repair services, as well as a variety of high-frequency services, such as oil changes and car washes. We have continued to grow our base of consistent recurring revenue by adding new franchised and company-operated stores and same store sales growth. Driven Brands generated net revenue of approximately $572 million during the three months ended March 30, 2024, an increase of 2% compared to the prior year, and system-wide sales of approximately $1.6 billion during the three months ended March 30, 2024, an increase of 7% from the prior year.
Q1 2024 Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Net revenue increased 2% to $572 million, driven by same store sales and net store growth.
•Consolidated same store sales increased 0.7%.
•The Company added 20 net new stores in the quarter.
•Net Income decreased 86% to $4 million or $0.03 per diluted share in the current year, primarily relating to impairment charges, increased equity-based compensation expense, depreciation and amortization and interest expenses as well as an unfavorable impact from foreign exchange, partially offset by gains primarily from the sale of a business, assets held for sale, and favorable lease terminations.
•Adjusted Net Income (non-GAAP) decreased 3% to $38 million or $0.23 per diluted share. The decrease was primarily due to decreased Segment Adjusted EBITDA within our Car Wash and Paint, Collision & Glass segments as well as increased interest and depreciation expense, partially offset by increased Segment Adjusted EBITDA within our Maintenance and Platform Services segments.
•Adjusted EBITDA (non-GAAP) increased 6% to $131 million. The increase was primarily due to increased Segment Adjusted EBITDA within our Maintenance and Platform Services segments, partially offset by decreased Segment Adjusted EBITDA within our Car Wash and Paint, Collision & Glass segments.

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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 5 in our consolidated financial statements for a reconciliation of income before taxes to Segment Adjusted EBITDA for the three months ended March 30, 2024 and April 1, 2023.

The following table sets forth our key performance indicators for the three months ended March 30, 2024 and April 1, 2023:

	Three Months Ended
(in thousands, except store count or as otherwise noted)	March 30, 2024	April 1, 2023
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$499,732	$441,943
Car Wash	143,274	154,978
Paint, Collision & Glass	882,124	816,042
Platform Services	78,001	89,984
Total	$1,603,131	$1,502,947
System-Wide Sales by Business Model:
Franchised Stores	$1,175,628	$1,074,349
Company-Operated Stores	374,456	376,066
Independently-Operated Stores	53,047	52,532
Total	$1,603,131	$1,502,947
Store Count
Store Count by Segment:
Maintenance	1,814	1,666
Car Wash	1,106	1,116
Paint, Collision & Glass	1,883	1,877
Platform Services	205	205
Total	5,008	4,864
Store Count by Business Model:
Franchised Stores	3,007	2,913
Company-Operated Stores	1,283	1,235
Independently-Operated Stores	718	716
Total	5,008	4,864
Same Store Sales %
Maintenance	4.8%	12.6%
Car Wash	(7.4%)	(11.3%)
Paint, Collision & Glass	1.3%	14.1%
Total consolidated	0.7%	9.0%
Segment Adjusted EBITDA
Maintenance	$91,436	$72,233
Car Wash	29,134	41,048
Paint, Collision & Glass	30,820	35,450
Platform Services	19,871	17,008
Adjusted EBITDA as a percentage of net revenue by segment
Maintenance	34.9%	31.7%
Car Wash	20.1%	26.1%
Paint, Collision & Glass	29.0%	29.3%
Platform Services	36.9%	32.7%
Total consolidated	22.9%	22.0%

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

The following table provides a reconciliation of Net Income to Adjusted Net Income and Adjusted Earnings per Share:
Adjusted Net Income /Adjusted Earnings per Share

	Three Months Ended
(in thousands, except per share data)	March 30, 2024	April 1, 2023
Net income	$4,261	$29,749
Acquisition related costs(a)	1,794	1,847
Non-core items and project costs, net(b)	4,711	1,824
Cloud computing amortization(c)	1,345	—
Equity-based compensation expense(d)	11,861	2,564
Foreign currency transaction loss (gain), net(e)	4,321	(1,675)
Asset sale leaseback (gain) loss, impairment and closed store expenses(f)	9,560	1,844
Amortization related to acquired intangible assets(g)	7,020	6,036
Valuation allowance for deferred tax asset(h)	1,134	—
Adjusted net income before tax impact of adjustments	46,007	42,189
Tax impact of adjustments(i)	(7,885)	(3,085)
Adjusted net income	38,122	39,104
Net income attributable to non-controlling interest	—	—
Adjusted net income attributable to Driven Brands Holdings Inc.	$38,122	$39,104

Earnings per share
Basic	$0.03	$0.18
Diluted	$0.03	$0.17

Adjusted earnings per share
Basic	$0.23	$0.24
Diluted	$0.23	$0.23

Weighted average shares outstanding for Net Income
Basic	159,631	162,784
Diluted	160,604	166,874
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

The following table provides a reconciliation of Net Income to Adjusted EBITDA:

Adjusted EBITDA

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$4,261	$29,749
Income tax expense	6,164	10,971
Interest expense, net	43,772	38,141
Depreciation and amortization	43,229	38,198
EBITDA	97,426	117,059
Acquisition related costs(a)	1,794	1,847
Non-core items and project costs, net(b)	4,711	1,824
Cloud computing amortization(c)	1,345	—
Equity-based compensation expense(d)	11,861	2,564
Foreign currency transaction loss (gain), net(e)	4,321	(1,675)
Asset sale leaseback (gain) loss, impairment and closed store expenses(f)	9,560	1,844
Adjusted EBITDA	$131,018	$123,463
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
(e)    Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans as well as gains and losses on cross currency swaps and forward contracts.
(f)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, assets held for sale, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.
(g)    Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the unaudited consolidated statement of operations.
(h)    Represents valuation allowances on income tax carryforwards in certain domestic jurisdictions that are not more likely than not to be realized.
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

Results of Operations for the Three Months Ended March 30, 2024 Compared to the Three Months Ended April 1, 2023
Net Income
We recognized net income of $4 million, or $0.03 per diluted share, for the three months ended March 30, 2024, compared to $30 million, or $0.17 per diluted share, for the three months ended April 1, 2023. The decrease of approximately $25 million was primarily due to the following:
•non-cash impairment charges of $19 million, primarily relating to assets held for sale in the current period;
•increased interest expense of $6 million, primarily due to increased borrowings and higher variable rates on the Revolving Credit Facility;
•unfavorable impact from foreign exchange of $6 million;
•increased depreciation and amortization expenses of $5 million relating to capital expenditures and new store openings that occurred in the prior 12 months; and
•decreased operating margins within the Car Wash and Paint, Collision & Glass segments.
These decreases were partially offset by:
•a gain primarily relating to the sale of a business, assets held for sale, and favorable lease terminations of approximately $13 million during the three months ended March 30, 2024 compared to a loss of $2 million during the three months ended April 1, 2023;
•a decrease in tax expense of $5 million; and
•positive same store sales, primarily within the Maintenance segment, and organic store count that occurred in the prior 12 months.
Adjusted Net Income
Adjusted net income was $38 million for the three months ended March 30, 2024, a decrease of $1 million, compared to $39 million for the three months ended April 1, 2023. This decrease was primarily due to the following:
•increased interest expense of $6 million, primarily due to increased borrowings and higher variable rates on the Revolving Credit Facility;
•increased depreciation expenses of $5 million relating to capital expenditures and new store openings that occurred in the prior 12 months; and
•decreased operating margins within the Car Wash and Paint, Collision & Glass segments.
The decreases were partially offset by:
•positive same store sales, primarily within the Maintenance segment, and organic store count that occurred in the prior 12 months.
Adjusted EBITDA
Adjusted EBITDA was $131 million for the three months ended March 30, 2024, an increase of $8 million, compared to $123 million for the three months ended April 1, 2023. The increase in Adjusted EBITDA was primarily due to:
•positive same store sales, primarily within the Maintenance segment, and organic store count that occurred in the prior 12 months.
The increases were partially offset by:
•decreased operating margins within the Car Wash and Paint, Collision & Glass segments.

To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Certain percentages presented have been rounded to the nearest number, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Three Months Ended
(in thousands)	March 30, 2024	% of Net Revenues	April 1, 2023	% of Net Revenues
Franchise royalties and fees	$45,045	7.9%	$43,515	7.7%
Company-operated store sales	374,456	65.4%	376,066	66.9%
Independently-operated store sales	53,047	9.3%	52,532	9.3%
Advertising fund contributions	24,070	4.2%	21,677	3.9%
Supply and other revenue	75,608	13.2%	68,677	12.2%
Total net revenue	$572,226	100.0%	$562,467	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased $2 million, or 4%, primarily due to same store sales growth and a net increase of 94 franchised stores. Franchised system-wide sales increased $101 million, or 9%.
Company-Operated Store Sales
Company-operated store sales decreased $2 million, or less than 1%, of which approximately $15 million and $12 million related to a decrease in the Paint, Collision & Glass and Car Wash segments, respectively, partially offset by an increase of $26 million in the Maintenance segment. The sales decrease in the Paint, Collision & Glass segment was primarily driven by revenue associated with the sale of nine company-operated stores to a franchisee in the current period as well as decreased volume within the U.S. glass business. The sales decrease in the Car Wash segment primarily related to reduced volume resulting in decreased same store sales. The sales increase in the Maintenance segment was primarily due to same store sales growth and 62 net new company-operated stores. In aggregate, the Company added a net 48 company-operated stores year-over-year.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) increased $1 million, or 1%, primarily due to an increase in same store sales, partially offset by a negative impact from foreign exchange.
Advertising Fund Contributions
Advertising fund contributions increased by $2 million, or 11%, primarily due to an increase in franchise system-wide sales of approximately $101 million, or 9%, from same store sales growth and an additional 94 net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of the franchisee’s gross sales.
Supply and Other Revenue
Supply and other revenue increased $7 million, or 10%, primarily due to growth in product and service revenue within the Maintenance and Platform Services segments as a result of an increase in system-wide sales.

Operating Expenses

	Three Months Ended
(in thousands)	March 30, 2024	% of Net Revenues	April 1, 2023	% of Net Revenues
Company-operated store expenses	$242,053	42.3%	$243,409	43.3%
Independently-operated store expenses	29,355	5.1%	29,364	5.2%
Advertising fund expenses	24,070	4.2%	21,677	3.9%
Supply and other expenses	36,216	6.3%	37,266	6.6%
Selling, general, and administrative expenses	116,402	20.3%	112,328	20.0%
Acquisition related costs	1,794	0.3%	1,847	0.3%
Store opening costs	1,263	0.2%	1,025	0.2%
Depreciation and amortization	43,229	7.6%	38,198	6.8%
Asset impairment charges and lease terminations	19,326	3.4%	167	—%
Total operating expenses	$513,708	89.8%	$485,281	86.3%
Company-Operated Store Expenses
Company-operated store expenses decreased $1 million, or 1%, primarily due to the decreased company-operated store sales, partially offset by increased rent expense at properties converted to leases through sale leasebacks that occured during the prior 12 months.
Independently-Operated Store Expenses
Independently-operated store expenses (comprised entirely of expenses from the international car wash locations) remained flat period over period as a result of cost management.
Advertising Fund Expenses
Advertising fund expenses increased $2 million, or 11%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses decreased $1 million, or 3%, due to decreased product costs associated with supply and other revenue.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $4 million, or 4%, primarily due to increased equity-based compensation expense resulting from modifications of certain stock awards in the fourth quarter of 2023 as well as increased third party and marketing expenditures. These expenses were partially offset by a gain primarily relating to the sale of a business, assets held for sale, and favorable lease terminations of approximately $13 million during the three months ended March 30, 2024 compared to a loss of $2 million during the three months ended April 1, 2023. During the three months ended March 30, 2024 the company recorded a gain of $6 million from the sale of nine company-operated stores to a franchisee, a gain of $6 million for assets held for sale, and favorable lease terminations of $6 million on previously impaired ROU assets, offset by $5 million of loss from disposals in the current period.
Acquisition Related Costs
Acquisition related costs decreased less than $1 million due to decreased acquisition activity in the current year compared to the prior year.
Store Opening Costs
Store opening costs remained flat primarily as the Company continues to open company-operated stores, primarily associated with Take 5 Oil new store openings and brand conversions of previously acquired locations.

Depreciation and Amortization
Depreciation and amortization expense increased $5 million, or 13%, due to additional fixed assets and finite-lived intangible assets recognized in conjunction with recent acquisitions and higher capital expenditures, primarily related to oil change and car wash site development, as well as full year depreciation for store openings that occurred in the prior 12 months.
Asset Impairment Charges and Lease Terminations
Asset impairment charges and lease terminations increased by $19 million. During the three months ended March 30, 2024, the Company recorded impairment charges primarily related to assets held for sale. For more information, refer to Note 6 in our consolidated financial statements included within this Form 10-Q.
Interest Expense, Net

	Three Months Ended
(in thousands)	March 30, 2024	% of Net Revenues	April 1, 2023	% of Net Revenues
Interest expense, net	$43,772	7.6%	$38,141	6.8%
Interest expense, net increased $6 million, or 15%, primarily due to increased borrowings and higher variable rates on the Revolving Credit Facility.
Loss (Gain) on Foreign Currency Transactions, Net

	Three Months Ended
(in thousands)	March 30, 2024	% of Net Revenues	April 1, 2023	% of Net Revenues
Loss (gain) on foreign currency transactions, net	$4,321	0.8%	$(1,675)	(0.3%)
The loss on foreign currency transactions for the three months ended March 30, 2024 was primarily comprised of transaction losses in our foreign operations of $7 million, partially offset by a gain on foreign currency hedges of $3 million. The gain on foreign currency transactions for the three months ended April 1, 2023 was primarily comprised of a $2 million unrealized gain on foreign currency hedges that are not designated as hedging instruments.
Income Tax Expense

	Three Months Ended
(in thousands)	March 30, 2024	% of Net Revenues	April 1, 2023	% of Net Revenues
Income tax expense	$6,164	1.1%	$10,971	2.0%
Income tax expense was $6 million for the three months ended March 30, 2024 compared to $11 million for the three months ended April 1, 2023. The effective income tax rate for the three months ended March 30, 2024 was 59.1% compared to 26.9% for the three months ended April 1, 2023. The effective tax rate for the three months ended March 30, 2024 was primarily driven by the asset impairment charges and the non-deductible equity-based compensation expense. The effective tax rate for three months ended April 1, 2023 was driven by the inclusion of foreign disregarded entity losses.

Segment Results of Operations for the Three Months Ended March 30, 2024 Compared to the Three Months Ended April 1, 2023
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
Maintenance

	Three Months Ended		2024	2023
(in thousands, unless otherwise noted)	March 30, 2024	April 1, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$14,454	$12,443	5.5%	5.5%
Company-operated store sales	220,871	195,260	84.4%	85.7%
Supply and other revenue	26,388	19,965	10.1%	8.8%
Total net revenue	$261,713	$227,668	100.0%	100.0%
Segment Adjusted EBITDA	$91,436	$72,233	34.9%	31.7%

System-Wide Sales			Change
Franchised stores	$278,861	$246,683	$32,178	13.0%
Company-operated stores	$220,871	195,260	25,611	13.1%
Total System-Wide Sales	$499,732	$441,943	$57,789	13.1%

Store Count (in whole numbers)			Change
Franchised stores	1,153	1,067	86	8.1%
Company-operated stores	661	599	62	10.4%
Total Store Count	1,814	1,666	148	8.9%
Same Store Sales %	4.8%	12.6%
Maintenance net revenue increased $34 million, or 15%, driven primarily by a $26 million increase in company-operated store sales from same store sales growth and 62 net new company-operated stores. Supply and other revenue increased by $6 million, or 32%, primarily due to higher system-wide sales. Franchise royalties and fees increased by $2 million, or 16%, primarily due to a $32 million, or 13%, increase in franchised system-wide sales from same store sales growth and 86 net new franchise stores.
Maintenance Segment Adjusted EBITDA increased $19 million, or 27%, primarily due to revenue growth, cost management, and operational leverage utilizing our efficient labor model at company-operated locations.

Car Wash

	Three Months Ended		2024	2023
(in thousands, unless otherwise noted)	March 30, 2024	April 1, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	90,227	102,446	62.3%	65.3%
Independently-operated store sales	53,047	52,532	36.7%	33.4%
Supply and other revenue	1,448	2,002	1.0%	1.3%
Total net revenue	$144,722	$156,980	100.0%	100.0%
Segment Adjusted EBITDA	$29,134	$41,048	20.1%	26.1%

System-Wide Sales			Change
Company-operated stores	$90,227	102,446	$(12,219)	(11.9)%
Independently-operated stores	53,047	52,532	515	1.0%
Total System-Wide Sales	$143,274	$154,978	$(11,704)	(7.6%)

Store Count (in whole numbers)			Change
Company-operated stores	388	400	(12)	(3.0%)
Independently-operated stores	718	716	2	0.3%
Total Store Count	1,106	1,116	(10)	(0.9%)
Same Store Sales %	(7.4%)	(11.3%)
Car Wash segment net revenue decreased $12 million, or 8%, driven primarily by a $12 million decrease in company-operated store sales from the net reduction of 12 company-operated stores in the trailing 12 months and a decrease in same store sales primarily relating to lower volume. Independently-operated store sales increased $1 million due to an increase in same store sales for independently-operated stores and a favorable impact from foreign exchange. Supply and other revenue decreased $1 million due to reduced vending sales.
Car Wash is comprised of car wash sites throughout the U.S., Europe, and Australia with varying geographical, economical, and political factors, which could impact the results of the business. Our U.S. Car Wash locations have experienced softening demand, increased competitive pressures, and negative weather patterns, which have contributed to negative same store sales. We perform site reviews to evaluate operational efficiencies and these reviews could result in future impairment charges.
Car Wash Segment Adjusted EBITDA decreased by $12 million, or 29%, primarily driven by decreased same store sales within company-operated stores and increased rent as a result of sale-leaseback transactions in the trailing 12 months.

Paint, Collision & Glass

	Three Months Ended		2024	2023
(in thousands, unless otherwise noted)	March 30, 2024	April 1, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$24,632	$24,298	23.1%	20.1%
Company-operated store sales	62,509	77,479	58.8%	64.1%
Supply and other revenue	19,247	19,026	18.1%	15.8%
Total net revenue	$106,388	$120,803	100.0%	100.0%
Segment Adjusted EBITDA	$30,820	$35,450	29.0%	29.3%

System-Wide Sales			Change
Franchised stores	$819,615	$738,563	$81,052	11.0%
Company-operated stores	62,509	77,479	(14,970)	(19.3%)
Total System-Wide Sales	$882,124	$816,042	$66,082	8.1%

Store Count (in whole numbers)			Change
Franchised stores	1,650	1,642	8	0.5%
Company-operated stores	233	235	(2)	(0.9%)
Total Store Count	1,883	1,877	6	0.3%
Same Store Sales %	1.3%	14.1%
Paint, Collision & Glass net revenue decreased $14 million, or 12%, for the three months ended March 30, 2024, as compared to the three months ended April 1, 2023. Company-operated store sales decreased $15 million, or 19%, primarily driven by revenue associated with the sale of nine company-operated stores to a franchisee in the current period as well as decreased volume within the U.S. glass business. Franchise royalties and fees increased less than $1 million, or 1%, primarily due to an $81 million, or 11%, increase in franchise system-wide sales generated by same store sales growth, partially offset by a decrease in average royalty rates.
Paint, Collision & Glass Segment Adjusted EBITDA decreased $5 million, or 13%, primarily due to decreased volume associated with company-operated stores and decreased operating margins, partially offset by total segment same store sales growth.

Platform Services

	Three Months Ended		2024	2023
(in thousands, unless otherwise noted)	March 30, 2024	April 1, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$5,959	$6,774	11.1%	13.0%
Company-operated store sales	849	881	1.6%	1.7%
Supply and other revenue	47,018	44,378	87.3%	85.3%
Total net revenue	$53,826	$52,033	100.0%	100.0%
Segment Adjusted EBITDA	$19,871	$17,008	36.9%	32.7%

System-Wide Sales			Change
Franchised stores	$77,152	$89,103	$(11,951)	(13.4%)
Company-operated stores	849	881	(32)	(3.6%)
Total System-Wide Sales	$78,001	$89,984	$(11,983)	(13.3%)

Store Count (in whole numbers)			Change
Franchised stores	204	204	—	—%
Company-operated stores	1	1	—	—%
Total Store Count	205	205	—	—%
Platform Services net revenue increased $2 million, or 3%, driven primarily by an increase in total Company system-wide sales of $1.6 billion in the current year compared to $1.5 billion in the prior year, which resulted in increased product purchases from franchisees and company-operated stores.
Platform Services Segment Adjusted EBITDA increased $3 million, or 17%, primarily driven by a combination of revenue growth and cost management.

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
Driven Brands Funding, LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with our securitization senior notes. Our Term Loan Facility and Revolving Credit Facility also have certain qualitative covenants. As of March 30, 2024, the Co-Issuers and Driven Holdings were in material compliance with all such covenants under their respective credit agreements.
At March 30, 2024, the Company had total liquidity of $308 million, which included $166 million in cash and cash equivalents and $90 million and $52 million of undrawn capacity on its 2019 VFN and Revolving Credit Facility, respectively. This does not include the additional $135 million Series 2022-1 Class A-1 Notes that expand our variable funding note borrowing capacity when the company elects to exercise it, assuming certain conditions continue to be met.
The following table illustrates the main components of our cash flows for the three months ended March 30, 2024 and April 1, 2023:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Net cash provided by operating activities	$60,283	$36,792
Net cash used in investing activities	(34,280)	(181,690)
Net cash (used in) provided by financing activities	(33,220)	108,492
Effect of exchange rate changes on cash	1,133	2,392
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(6,084)	$(34,014)
Operating Activities
Net cash provided by operating activities was $60 million for the three months ended March 30, 2024 compared to $37 million for the three months ended April 1, 2023. The increase was primarily due to improved net working capital management during the three months ended March 30, 2024.
Investing Activities
Net cash used in investing activities was $34 million for the three months ended March 30, 2024 compared to $182 million for the three months ended April 1, 2023. The decrease was due to a $80 million decrease in capital expenditures, proceeds from the sale or disposal of businesses and fixed assets of $53 million, primarily consisting of the sale of nine company-operated collision stores to a franchisee for $18 million and the sale of assets held for sale of $33 million as well as a $27 million decrease in net cash paid for acquisitions, partially offset by a $12 million decrease in proceeds from sale-leaseback transactions.
Financing Activities
Net cash used in financing activities was $33 million for the three months ended March 30, 2024 primarily related to a Tax Receivable Agreement payment of $25 million and repayments of long-term debt, including finance leases, of $9 million. Net cash provided by financing activities was $108 million for the three months ended April 1, 2023 primarily related to net debt borrowings on the Revolving Credit Facility of $115 million. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.
Tax Receivable Agreement
We expect to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s initial public offering, which we therefore attribute to our existing shareholders. We expect that these tax benefits

(i.e., the Pre-IPO and IPO-Related Tax Benefits) will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future. We have entered into a Tax Receivable Agreement which provides our Pre-IPO shareholders with the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that we and our subsidiaries actually realize as a result of the utilization of the Pre-IPO and IPO-Related Tax Benefits. The Company recorded a current tax receivable liability of $41 million and $56 million as of March 30, 2024 and December 30, 2023, respectively, and a non-current tax receivable liability of $108 million and $118 million as of March 30, 2024 and December 30, 2023, respectively, on the consolidated balance sheets. We made an initial payment of approximately $25 million under the Tax Receivable Agreement in January 2024.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 of the consolidated financial statements presented in our Form 10-K for the year ended December 30, 2023. There have been no material changes to our critical accounting policies from those disclosed in our Form 10-K for the year ended December 30, 2023.
Application of New Accounting Standards
See Note 2 of the consolidated financial statements for a discussion of recently issued accounting standards applicable to the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s annual report for the year ended December 30, 2023 for a complete discussion of the Company’s market risk. There have been no material changes in the Company’s market risk from those disclosed in the Company’s Form 10-K for the year ended December 30, 2023.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of March 30, 2024. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of March 30, 2024, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings
Information relating to this item is included within Note 12 of our financial statements included elsewhere within this Form 10-Q.
Item 1A. Risk Factors
For a discussion of risk factors that could adversely affect our results of operations, financial condition, business reputation or business prospects, we refer you to Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
(c) Trading Plans
During the three months ended March 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2024

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

By:	/s/ Michael Beland
Name:	Michael Beland
Title:	Senior Vice President and Chief Accounting Officer