Form 10-Q
period 2024-06-29
Driven Brands Holdings Inc.
filed 2024-08-08
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
OR
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

As of August 5, 2024, the Registrant had 164,081,878 shares of Common Stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 01, 2023
Net revenue:
Franchise royalties and fees	$50,029	$49,805	$95,074	$93,320
Company-operated store sales	394,681	394,578	769,137	770,644
Independently-operated store sales	60,280	61,533	113,327	114,065
Advertising contributions	24,911	24,749	48,981	46,426
Supply and other revenue	81,665	76,186	157,273	144,863
Total net revenue	611,566	606,851	1,183,792	1,169,318
Operating Expenses:
Company-operated store expenses	254,174	257,040	496,227	500,449
Independently-operated store expenses	31,956	31,958	61,311	61,322
Advertising expenses	24,911	24,749	48,981	46,426
Supply and other expenses	40,554	42,106	76,770	79,372
Selling, general, and administrative expenses	121,123	96,815	237,525	209,143
Acquisition related costs	271	3,750	2,065	5,597
Store opening costs	940	1,377	2,203	2,402
Depreciation and amortization	44,633	45,419	87,862	83,617
Asset impairment charges and lease terminations	12,497	6,044	31,823	6,211
Total operating expenses	531,059	509,258	1,044,767	994,539
Operating income	80,507	97,593	139,025	174,779
Other expenses, net:
Interest expense, net	31,796	40,871	75,568	79,012
Foreign currency transaction loss (gain), net	681	(1,302)	5,002	(2,977)
Other expense, net	32,477	39,569	80,570	76,035
Income before taxes	48,030	58,024	58,455	98,744
Income tax expense	17,871	20,275	24,035	31,246
Net income	$30,159	$37,749	$34,420	$67,498

Earnings per share:
Basic	$0.18	$0.23	$0.21	$0.41
Diluted	$0.18	$0.22	$0.21	$0.40
Weighted average shares outstanding
Basic	159,795	162,911	159,713	162,848
Diluted	160,765	166,888	160,683	166,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$30,159	$37,749	$34,420	$67,498
Other comprehensive income:
Foreign currency translation adjustments	(2,676)	6,165	(18,583)	17,516
Unrealized (loss) gain from cash flow hedges, net of tax expense (benefit) of $7, ($19), $22, ($21), respectively	(865)	222	(1,482)	22
Actuarial (loss) gain of defined pension plan, net of tax expense of $0	(2)	(4)	(10)	12
Other comprehensive (loss) income, net	(3,543)	6,383	(20,075)	17,550
Total comprehensive income	26,616	44,132	14,345	85,048
Comprehensive income attributable to non-controlling interests	—	14	—	13
Comprehensive income attributable to Driven Brands Holdings Inc.	$26,616	$44,118	$14,345	$85,035

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	June 29, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$148,814	$176,522
Restricted cash	4,414	657
Accounts and notes receivable, net	195,327	151,259
Inventory	70,527	83,171
Prepaid and other assets	44,426	46,714
Income tax receivable	13,893	15,928
Assets held for sale	237,183	301,229
Advertising fund assets, restricted	43,039	45,627
Total current assets	757,623	821,107
Other assets	103,746	56,565
Property and equipment, net	1,422,961	1,438,496
Operating lease right-of-use assets	1,378,264	1,389,316
Deferred commissions	6,740	6,312
Intangibles, net	721,691	739,402
Goodwill	1,431,555	1,455,946
Deferred tax assets	3,627	3,660
Total assets	$5,826,207	$5,910,804
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$72,118	$67,526
Accrued expenses and other liabilities	236,586	242,171
Income tax payable	2,053	5,404
Current portion of long-term debt	33,332	32,673
Income tax receivable liability	—	56,001
Advertising fund liabilities	15,115	23,392
Total current liabilities	359,204	427,167
Long-term debt	2,855,823	2,910,812
Deferred tax liabilities	157,271	154,742
Operating lease liabilities	1,317,342	1,332,519
Income tax receivable liability	133,623	117,915
Deferred revenue	31,472	30,507
Long-term accrued expenses and other liabilities	28,682	30,419
Total liabilities	4,883,417	5,004,081
Commitments and contingencies (Note 12)
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,082,430 and 163,965,231 shares outstanding; respectively	1,641	1,640
Additional paid-in capital	1,674,766	1,652,401
Accumulated deficit	(675,667)	(710,087)
Accumulated other comprehensive loss	(57,950)	(37,875)
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	942,790	906,079
Non-controlling interests	—	644
Total shareholders' equity	942,790	906,723
Total liabilities and shareholders' equity	$5,826,207	$5,910,804
The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
	June 29, 2024		July 1, 2023
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	164,079,581	$1,641	167,560,449	$1,675
Shares issued for exercise/vesting of share-based compensation awards	2,849	—	48,259	1
Forfeiture of restricted stock awards	—	—	(242,147)	(2)
Balance at end of period	164,082,430	$1,641	167,366,561	$1,674
Additional paid-in capital
Balance at beginning of period		$1,664,764		$1,633,460
Share-based compensation expense		10,982		4,485
Tax obligations for share-based compensation		(980)		—
Balance at end of period		$1,674,766		$1,637,945
(Accumulated deficit) retained earnings
Balance at beginning of period		$(705,826)		$114,544
Net income		30,159		37,749
Balance at end of period		$(675,667)		$152,293
Accumulated other comprehensive loss
Balance at beginning of period		$(54,407)		$(51,267)
Other comprehensive (loss) income		(3,543)		6,369
Balance at end of period		$(57,950)		$(44,898)
Non-controlling interests
Balance at beginning of period		$644		$630
Other comprehensive income		—		14
Acquisition of non-controlling interest		(644)		—
Balance at end of period		$—		$644

Total shareholders’ equity		$942,790		$1,747,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Six Months Ended
	June 29, 2024		July 1, 2023
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,965,231	$1,640	167,404,047	$1,674
Stock issued relating to Employee Stock Purchase Plan	43,764	—	26,358	—
Shares issued for exercise/vesting of share-based compensation awards	173,021	2	178,303	2
Forfeiture of restricted stock awards	(99,586)	(1)	(242,147)	(2)
Balance at end of period	164,082,430	$1,641	167,366,561	$1,674
Additional paid-in capital
Balance at beginning of period		$1,652,401		$1,628,904
Share-based compensation expense		22,843		7,049
Exercise of stock options		—		1,500
Stock issued relating to Employee Stock Purchase Plan		502		612
Tax obligations for share-based compensation		(980)		(120)
Balance at end of period		$1,674,766		$1,637,945
(Accumulated deficit) retained earnings
Balance at beginning of period		$(710,087)		$84,795
Net Income		34,420		67,498
Balance at end of period		$(675,667)		$152,293
Accumulated other comprehensive loss
Balance at beginning of period		$(37,875)		$(62,435)
Other comprehensive (loss) income		(20,075)		17,537
Balance at end of period		$(57,950)		$(44,898)
Non-controlling interests
Balance at beginning of period		$644		$631
Other comprehensive income		—		13
Acquisition of non-controlling interest		(644)		—
Balance at end of period		$—		$644

Total shareholders’ equity		$942,790		$1,747,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023
Net income	$34,420	$67,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,862	83,617
Share-based compensation expense	22,843	7,049
Loss (gain) on foreign denominated transactions	9,923	(1,723)
Gain on foreign currency derivatives	(4,921)	(1,254)
Gain on sale and disposal of businesses, fixed assets, and sale leaseback transactions	(16,359)	(12,230)
Reclassification of interest rate hedge to income	(1,044)	(1,039)
Bad debt expense	1,738	602
Asset impairment charges and lease terminations	31,823	6,211
Amortization of deferred financing costs and bond discounts	4,933	4,343
Amortization of cloud computing	2,414	—
Provision for deferred income taxes	5,036	18,812
Other, net	7,322	9,641
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(47,245)	(30,373)
Inventory	11,310	(11,108)
Prepaid and other assets	7,986	(7,894)
Advertising fund assets and liabilities, restricted	(12,220)	(8,768)
Other assets	(47,699)	(25,456)
Deferred commissions	(428)	330
Deferred revenue	971	1,585
Accounts payable	3,968	16,231
Accrued expenses and other liabilities	8,022	(1,171)
Income tax receivable	(3,431)	(320)
Cash provided by operating activities	107,224	114,583
Cash flows from investing activities:
Capital expenditures	(155,920)	(320,071)
Cash used in business acquisitions, net of cash acquired	(2,759)	(44,868)
Proceeds from sale leaseback transactions	11,808	143,622
Proceeds from sale or disposal of businesses and fixed assets	112,845	217
Cash used in investing activities	(34,026)	(221,100)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(871)	—
Repayment of long-term debt	(34,005)	(13,961)
Proceeds from revolving lines of credit and short-term debt	46,000	230,000
Repayment of revolving lines of credit and short-term debt	(71,000)	(120,000)
Repayment of principal portion of finance lease liability	(2,199)	(1,889)
Payment of Tax Receivable Agreement	(38,362)	—
Acquisition of non-controlling interest	(644)	—
Purchase of common stock	(2)	(716)
Tax obligations for share-based compensation	(980)	—
Stock option exercises	—	1,758
Other, net	—	(64)
Cash (used in) provided by financing activities	(102,063)	95,128
Effect of exchange rate changes on cash	(1,615)	2,087
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(30,480)	(9,302)
Cash and cash equivalents, beginning of period	176,522	227,110

Cash included in advertising fund assets, restricted, beginning of period	38,537	32,871
Restricted cash, beginning of period	657	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	215,716	260,773
Cash and cash equivalents, end of period	148,814	212,123
Cash included in advertising fund assets, restricted, end of period	32,008	38,691
Restricted cash, end of period	4,414	657
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$185,236	$251,471

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$17,891	$43,191
Deferred consideration included in accrued expenses and other liabilities	1,948	16,129
Supplemental cash flow disclosures - cash paid for:
Interest	$72,561	$78,955
Income taxes	20,338	13,614

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
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to current and former shareholders. The Company previously entered into a Tax Receivable Agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divests. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current tax receivable liability of $56 million as of December 30, 2023 and a non-current tax receivable liability of $134 million and $118 million as of June 29, 2024 and December 30, 2023, respectively, on the consolidated balance sheets. We made payments of approximately $38 million under the Tax Receivable Agreement in 2024 and no additional payments are planned within the next 12 months.
Note 2— Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three and six months ended June 29, 2024 and July 1, 2023 each consisted of 13 weeks and 26 weeks, respectively. The Car Wash segment is consolidated based on a calendar month end.
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
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 30, 2023. Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 29, 2024 may not be indicative of the results to be expected for any other interim period or the year ending December 28, 2024.
The six months ended June 29, 2024 includes an adjustment to the unaudited consolidated balance sheet and consolidated statement of operations that originated in the prior year. The adjustment decreased both current assets and selling, general, and administrative expenses by $3.7 million. The Company evaluated the materiality of the adjustment on prior period financial statements, recorded the adjustment in the current period, and concluded the effect of the adjustment was immaterial to both the current and prior financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the related notes to the consolidated financial statements. Significant items that are subject to estimates and assumptions include, but are not limited to, valuation of intangible assets and goodwill; income taxes; allowances for credit losses; valuation of derivatives; self-insurance claims; and share-based compensation. Management evaluates its estimates on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on historical experience, current conditions, and various other additional information, may affect amounts reported in future periods. Actual results could differ due to uncertainty inherent in the nature of these estimates.
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
Financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2024 and December 30, 2023 are summarized as follows:

Items Measured at Fair Value at June 29, 2024
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	$—	$2,562	$2,562
Derivative liabilities, recorded in accrued expenses and other liabilities	—	150	150

Items Measured at Fair Value at December 30, 2023
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	$—	$285	$285
Derivative liabilities, recorded in accrued expenses and other liabilities	—	493	493
The carrying value and estimated fair value of total long-term debt were as follows:

	June 29, 2024		December 30, 2023
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,919,641	$2,781,613	$2,977,996	$2,800,011
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

2024 Acquisitions

The Company completed one acquisition within the Maintenance segment and one acquisition in the international car wash business within the Car Wash segment during the six months ended June 29, 2024, representing two sites and one site, respectively, for an aggregate cash consideration, net of cash acquired and liabilities assumed, of less than $2 million.

2023 Acquisitions
The Company completed three acquisitions within the Maintenance segment during the six months ended July 1, 2023, representing three sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $6 million.
The Company completed two acquisitions within the Car Wash segment during the six months ended July 1, 2023, representing three sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $15 million.
The Company completed two acquisitions in the Paint, Collision & Glass segment during the six months ended July 1, 2023, representing two sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $6 million.
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
2023 Maintenance Segment

(in thousands)	Maintenance
Assets:
Operating lease right-of-use assets	$658
Property and equipment, net	3,705
Assets acquired	4,363
Liabilities:
Accrued expenses and other liabilities	20
Operating lease liabilities	641
Total liabilities assumed	661
Cash consideration, net of cash acquired	5,862
Deferred consideration	285
Total consideration, net of cash acquired	$6,147
Goodwill	$2,445

2023 Car Wash Segment

(in thousands)	Car Wash
Assets:
Property and equipment, net	$11,052
Assets acquired	11,052
Total consideration, net of cash acquired	$15,000
Goodwill	$3,948
2023 Paint, Collision & Glass Segment

(in thousands)	Paint, Collision & Glass
Assets:
Inventory	$35
Property and equipment, net	667
Assets acquired	702
Cash consideration, net of cash acquired	4,947
Deferred consideration	695
Total Consideration, net of cash acquired	$5,642
Goodwill	$4,940
Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of synergies within the existing segments and intangible assets that do not qualify for separate recognition. Goodwill, which was allocated to the Maintenance, Car Wash, and Paint, Collision & Glass segments, is substantially all deductible for income tax purposes.
Deferred Consideration and Transaction Costs
Deferred consideration is typically paid six months to one-year after the acquisition closing date once all conditions under the purchase agreement have been satisfied. The Company had $2 million and $16 million of deferred consideration related to acquisitions as of June 29, 2024 and July 1, 2023, respectively. The Company paid $2 million and $20 million of deferred consideration related to prior acquisitions during the six months ended June 29, 2024 and July 1, 2023, respectively. Deferred consideration is recorded within investing activities at the time of payment.
The Company incurred less than $1 million of transaction costs during each of the three and six months ended June 29, 2024 and July 1, 2023.
Divestitures
During the six months ended June 29, 2024, the Company sold nine company-operated stores within the Paint, Collision, & Glass segment to a franchisee at a purchase price of $18 million. The Company sold certain store assets as well as allocated $9 million of Paint, Collision & Glass goodwill based on the fair value of the segment at the time of sale, resulting in a gain of $6 million on the sale of businesses within selling, general, and administrative expenses on the unaudited consolidated statement of operations during the six months ended June 29, 2024.
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
Capitalized costs to obtain a contract as of June 29, 2024 and December 30, 2023 were $7 million and $6 million, respectively, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized less than $1 million of costs during the three and six months ended months ended June 29, 2024 and July 1, 2023, respectively, that were recorded as a contract asset at the beginning of the periods.

Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $31 million as of June 29, 2024 and December 30, 2023, which are presented within deferred revenue on the consolidated balance sheets. The Company recognized less than $1 million and $1 million of revenue relating to contract liabilities during the three months ended June 29, 2024 and July 1, 2023, respectively. The Company recognized $1 million and $2 million of revenue relating to contract liabilities during the six months ended June 29, 2024 and July 1, 2023, respectively.
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
Segment results for the three and six months ended June 29, 2024 and July 1, 2023 are as follows:

	Three Months Ended June 29, 2024
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$16,764	$—	$24,475	$8,790	$—	$50,029
Company-operated store sales	230,809	95,211	67,523	1,138	—	394,681
Independently-operated store sales	—	60,280	—	—	—	60,280
Advertising fund contributions	—	—	—	—	24,911	24,911
Supply and other revenue	30,350	1,412	20,027	51,314	(21,438)	81,665
Total revenue	$277,923	$156,903	$112,025	$61,242	$3,473	$611,566
Segment Adjusted EBITDA	$102,935	$33,772	$35,172	$25,311	$(44,032)	$153,158

	Three Months Ended July 1, 2023
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$14,215	$—	$26,530	$9,060	$—	$49,805
Company-operated store sales	205,673	101,615	86,110	1,180	—	394,578
Independently-operated store sales	—	61,533	—	—	—	61,533
Advertising fund contributions	—	—	—	—	24,749	24,749
Supply and other revenue	22,439	1,607	20,518	47,098	(15,476)	76,186
Total revenue	$242,327	$164,755	$133,158	$57,338	$9,273	$606,851
Segment Adjusted EBITDA	$84,812	$39,761	$41,057	$22,519	$(40,402)	$147,747

	Six Months Ended June 29, 2024
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$31,218	$—	$49,107	$14,749	$—	$95,074
Company-operated store sales	451,680	185,438	130,032	1,987	—	769,137
Independently-operated store sales	—	113,327	—	—	—	113,327
Advertising fund contributions	—	—	—	—	48,981	48,981
Supply and other revenue	56,738	2,860	39,274	98,331	(39,930)	157,273
Total net revenue	$539,636	$301,625	$218,413	$115,067	$9,051	$1,183,792
Segment Adjusted EBITDA	$194,371	$62,906	$65,992	$45,182	$(83,012)	$285,439

	Six Months Ended July 1, 2023
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$26,658	$—	$50,828	$15,834	$—	$93,320
Company-operated store sales	400,933	204,061	163,589	2,061	—	770,644
Independently-operated store sales	—	114,065	—	—	—	114,065
Advertising fund contributions	—	—	—	—	46,426	46,426
Supply and other revenue	42,404	3,609	39,544	91,476	(32,170)	144,863
Total net revenue	$469,995	$321,735	$253,961	$109,371	$14,256	$1,169,318
Segment Adjusted EBITDA	$157,045	$80,809	$76,507	$39,527	$(81,653)	$272,235

The reconciliations of Income before taxes to Segment Adjusted EBITDA for the three and six months ended June 29, 2024 and July 1, 2023 are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income before taxes	$48,030	$58,024	$58,455	$98,744
Depreciation and amortization	44,633	45,419	87,862	83,617
Interest expense, net	31,796	40,871	75,568	79,012
Acquisition related costs(a)	271	3,750	2,065	5,597
Non-core items and project costs, net(b)	5,126	2,803	9,837	4,627
Store opening costs	940	1,377	2,203	2,402
Cloud computing amortization(c)	1,069	—	2,414	—
Share-based compensation expense(d)	10,982	4,485	22,843	7,049
Foreign currency transaction loss (gain), net(e)	681	(1,302)	5,002	(2,977)
Asset sale leaseback (gain) loss, impairment and closed store expenses(f)	9,630	(7,680)	19,190	(5,836)
Segment Adjusted EBITDA	$153,158	$147,747	$285,439	$272,235
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
(d)     Represents non-cash share-based compensation expense.
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
Note 6— Assets Held For Sale
U.S. Car Wash
During 2023, management performed a strategic review of the U.S. car wash operations, which included, but was not limited to, an evaluation of the following: store performance, the competitive landscape, revenue and expense optimization opportunities, and capital requirements. As a result of this strategic review, management approved the closure of 29 stores, halted the opening of new company-operated stores, and began marketing property and equipment for sale that will not be utilized by the Company. These actions resulted in the transfer of assets from property and equipment to assets held for sale during the third quarter of 2023.
The changes in assets held for sale were as follows:

(in thousands)
Balance at December 30, 2023	$301,229
Additions	58,562
Impairments	(29,765)
Sales and disposals	(92,843)
Balance at June 29, 2024	$237,183
During the six months ending June 29, 2024, management continued to enhance properties included within held for sale resulting in an increase to assets held for sale of $59 million. Management evaluated the fair value for all assets included within assets held for sale, which resulted in an impairment of $12 million and $30 million for the three and six months ended June 29, 2024, respectively. In addition, during the six months ended June 29, 2024, the Company sold 30 locations resulting in a net gain of $5 million and $11 million for the three and six months ended June 29, 2024, respectively. The Company will continue to evaluate the fair value of assets held for sale, which may result in additional impairments based on unfavorable market conditions or other economic factors in the future.

Note 7 — Long-Term Debt
The Company’s long-term debt obligations consist of the following:

(in thousands)	June 29, 2024	December 30, 2023
Series 2018-1 Securitization Senior Notes, Class A-2	$257,813	$259,188
Series 2019-1 Securitization Senior Notes, Class A-2	283,500	285,000
Series 2019-2 Securitization Senior Notes, Class A-2	261,938	263,313
Series 2020-1 Securitization Senior Notes, Class A-2	167,956	168,875
Series 2020-2 Securitization Senior Notes, Class A-2	434,250	436,500
Series 2021-1 Securitization Senior Notes, Class A-2	437,625	439,875
Series 2022-1 Securitization Senior Notes, Class A-2	358,613	360,438
Term Loan Facility	468,750	491,250
Revolving Credit Facility	223,000	248,000
Other debt (a)	26,196	25,557
Total debt	2,919,641	2,977,996
Less: unamortized debt issuance costs	(30,486)	(34,511)
Less: current portion of long-term debt	(33,332)	(32,673)
Total long-term debt, net	$2,855,823	$2,910,812
(a) Consists primarily of finance lease obligations.
Series 2019-3 Variable Funding Securitization Senior Notes
In December 2019, Driven Brands Funding, LLC (the “Issuer”) issued Series 2019-3 Variable Funding Senior Notes, Class A-1 (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN have a final legal maturity date in January 2050. The commitment under the 2019 VFN was set to expire in July 2022, with the option of three one-year extensions. In July 2023, the Company exercised the second of three one-year extension options. The 2019 VFN are secured by substantially all assets of the Issuer and are guaranteed by the Issuer and each of its respective subsidiaries. As of July 1, 2023, borrowings incur interest at the Base Rate plus an applicable margin or Secured Overnight Financing Rate (“SOFR”) plus an applicable term adjustment. No amounts were outstanding under the 2019 VFN as of June 29, 2024 and no borrowings or repayments were made during the six months ended June 29, 2024. As of June 29, 2024, there were $25 million of outstanding letters of credit which reduced the borrowing availability under the 2019 VFN. In July 2024, the 2019 VFN was refinanced with the 2024 VFN described below.
2022-1 Securitization Senior Notes
In conjunction with the issuance of the 2022-1 Senior Notes, Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation (together “the Co-Issuers”) also issued Series 2022-1 Class A-1 in the amount of $135 million, which can be accessed at the Co-Issuers’ option if certain conditions are met.
2024-1 Securitization Senior Notes
In July 2024, the Co-Issuers issued $275 million of 2024-1 Securitization Senior Notes (the “2024-1 Senior Notes”) bearing a fixed interest rate of 6.372% per annum. The 2024-1 Senior Notes have a final legal maturity date in October 2054 and an anticipated repayment date in October 2031. The 2024-1 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Proceeds from the 2024-1 Senior Notes were primarily used to repay the Company’s 2018-1 Senior Notes.
Series 2024-1 Variable Funding Securitization Senior Notes
In July 2024, the Co-Issuers issued Series 2024-1 Variable Funding Senior Notes, Class A-1 (the “2024 VFN”) in the revolving amount of $400 million. The 2024 VFN have a final legal maturity date in October 2054. The commitment under the 2024 VFN is set to expire in October 2029, with the option of two one-year extensions. The 2024 VFN are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Borrowings incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable margin. As of August 8, 2024, there were no amounts outstanding under the 2024 VFN and $26 million of outstanding letters of credit which reduced the borrowing availability under the 2024 VFN.

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
There was $223 million outstanding on the Revolving Credit Facility as of June 29, 2024 with $46 million of borrowings and $71 million of repayments made during the six months ended June 29, 2024.
The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of June 29, 2024, the Company and its subsidiaries were in material compliance with such covenants.
Note 8 — Leases
During the six months ended June 29, 2024, the Company sold eight maintenance properties in various locations throughout the U.S. for a total of $11 million. During the six months ended July 1, 2023, the Company sold four maintenance and 33 car wash properties in various locations throughout the U.S. for a total of $144 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements each have an initial term of 18 to 20 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $8 million and $8 million, respectively, as of June 29, 2024, and $112 million and $112 million, respectively, as of July 1, 2023 related to these lease arrangements. The Company recorded gains of $3 million for the three and six months ended June 29, 2024, and $22 million and $25 million for the three and six months ended July 1, 2023, respectively.
Supplemental cash flow information related to the Company’s lease arrangements for the six months ended June 29, 2024 and July 1, 2023, respectively, was as follows:

	Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$84,415	$67,107
Operating cash flows used in finance leases	101	810
Financing cash flows used in finance leases	197	953
Note 9 — Share-based Compensation
The Company granted new awards during the three months ended June 29, 2024, consisting of 19,207 restricted stock units (“RSUs”) and 19,214 performance stock units (“PSUs”). The Company granted new awards during the six months ended June 29, 2024 including 951,530 RSUs and 1,075,784 PSUs.
Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. The RSUs vest ratably each year on the anniversary date generally over a two-or three-year period. The PSUs vest after a three-year performance period. The number of PSUs that vest is contingent on the Company achieving certain performance goals, one being a performance condition and the other being a market condition. The number of PSU shares that vest may range from 0% to 200% of the original grant, based upon the level of performance. Certain awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense. For both RSUs and PSUs, if the grantee’s continuous service terminates for any reason, the grantee shall forfeit all right, title, and interest in any unvested units as of the termination date.
The fair value of the total RSUs, performance-based PSUs, and market-based PSUs granted during the three months ended June 29, 2024 were less than $1 million each. The fair value of the total RSUs, performance-based PSUs, and market-based PSUs granted during the six months ended June 29, 2024 were $13 million, $9 million, and $8 million, respectively. The Company based the fair value of the RSUs and performance-based PSUs on the Company’s stock price on the grant date.

The range of assumptions used for issued PSUs with a market condition valued using the Monte Carlo model were as follows:

Six Months Ended
	June 29, 2024	July 1, 2023
Annual dividend yield	—%	—%
Expected term (years)	2.6 - 2.8	2.6 - 2.8
Risk-free interest rate	4.48% - 4.65%	3.65% - 4.51%
Expected volatility	49.2% - 51.1%	37.9% - 38.8%
Correlation to the index peer group	46.9% - 49.2%	60.2% - 60.3%
The Company recorded $11 million and $23 million of share-based compensation expense during the three and six months ended June 29, 2024, respectively, and $4 million and $7 million during the six months ended July 1, 2023, respectively, within selling, general, and administrative expenses on the unaudited consolidated statements of operations. The increase in share-based compensation expense primarily relates to the modification of pre-IPO awards in the fourth quarter of 2023.
Note 10—Earnings Per Share
The Company calculates basic and diluted earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic earnings per share:
Net income	$30,159	$37,749	$34,420	$67,498
Less: Net income attributable to participating securities, basic	638	794	729	1,420
Net income after participating securities, basic	29,521	36,955	33,691	66,078
Weighted-average common shares outstanding	159,795	162,911	159,713	162,848
Basic earnings per share	$0.18	$0.23	$0.21	$0.41

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Diluted earnings per share:
Net income	$30,159	$37,749	$34,420	$67,498
Less: Net income attributable to participating securities, diluted	120	708	138	1,267
Net income after participating securities, diluted	$30,039	$37,041	$34,282	$66,231
Weighted-average common shares outstanding	159,795	162,911	159,713	162,848
Dilutive effect of share-based awards	970	3,977	970	4,034
Weighted-average common shares outstanding, as adjusted	160,765	166,888	160,683	166,882
Diluted earnings per share	$0.18	$0.22	$0.21	$0.40
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights.
The Company had performance awards that are contingent on performance conditions which have not yet been met and therefore were excluded from the computation of weighted average shares of 1,805,754 shares for the three and six months ended June 29, 2024 and 4,881,630 shares for the three and six months ended July 1, 2023.

The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three Months Ended		Six Months Ended
Number of securities (in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Restricted stock units	1,124	—	440	—
Stock Options	1,740	1,703	1,740	1,703
Total	2,864	1,703	2,180	1,703
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
Income tax expense was $18 million for the three months ended June 29, 2024 compared to $20 million for the three months ended July 1, 2023. The effective income tax rate for the three months ended June 29, 2024 was 37.2% compared to 34.9% for the three months ended July 1, 2023. The net decrease in income tax expense and increase in effective tax rate for the three months ended June 29, 2024 was primarily driven by the asset impairment charges and non-deductible share-based compensation expense.
Income tax expense was $24 million for the six months ended June 29, 2024 compared to an income tax expense of $31 million for the six months ended July 1, 2023. The effective tax rate for the six months ended June 29, 2024 was 41.1% compared to 31.6% for the six months ended July 1, 2023. The net decrease in income tax expense and increase in effective tax rate for the six months ended June 29, 2024 was primarily driven by asset impairment charges and non-deductible share-based compensation expense.
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
Genesee County Employees’ Retirement System v. Driven Brands Holdings Inc., et al. – On December 22, 2023, Genesee County Employees’ Retirement System filed a putative class action lawsuit in the U.S. District Court for the Western District of North Carolina (the “Court”) against the Company as well as a current and a former Company executive (the “Individual Defendants”) alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act by the Company, as well as violations of Section 20(a) of the Exchange Act by the Individual Defendants. Genesee County Employees’ Retirement System, Oakland County Employees’ Retirement System, and Oakland County Voluntary Employees’ Beneficiary Association (collectively the “Michigan Funds”) moved for appointment as lead plaintiffs and for Bernstein Litowitz Berger & Grossmann LLP to be appointed as lead counsel for the purported class. The Michigan Funds purport to represent a class of stockholders who purchased Company shares between October 27, 2021 and August 1, 2023. On March 5, 2024, the Michigan Funds filed a notice of unopposed motion asking the Court to grant their prior motion to appoint them as lead plaintiffs. On May 31, 2024, the Court granted the Michigan Funds’ motion. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
Other than the matter described above, as of June 29, 2024, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands,” “the Company,” “we,” “us,” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this quarterly report. We operate on a 52 or 53-week fiscal year, which ends on the last Saturday in December. The three months ended June 29, 2024 and July 1, 2023 were both 13 weeks periods. The six months ended June 29, 2024 and July 1, 2023 were both 26 week periods.
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
We have continued to grow our base of consistent recurring revenue by adding new franchised and company-operated stores and same store sales growth. Driven Brands generated net revenue of approximately $612 million and $1.2 billion during the three and six months ended June 29, 2024, respectively, an increase of 1% compared to the prior year comparative periods, and system-wide sales of approximately $1.7 billion and $3.3 billion during the three and six months ended June 29, 2024, respectively, an increase of 1% and 3% from the prior year comparative periods.
Although we have continued to experience total Company same store sales growth for 14 consecutive quarters through our diversified customer base and service offerings, we have experienced and expect to continue experiencing softening demand across several of our segments, primarily as a result of inflationary pressures, increased competition, industry dynamics, and negative weather patterns.
Q2 2024 Three Months Ended Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Net revenue increased 1% to $612 million, driven by higher product and service revenue due to an increase in system-wide sales and net new store growth.
•Consolidated same store sales increased less than 1%.
•The Company added 45 net new stores during the quarter.
•Net Income decreased $8 million to $30 million or $0.18 per diluted share, primarily relating to increased payroll and employee benefit costs, impairment charges, and reduced gains recognized relating to decreased sale leaseback activity in the current period, partially offset by lower interest expense and income tax expense.
•Adjusted Net Income (non-GAAP) increased 27% to $58 million or $0.35 per diluted share. The increase was primarily due to margin improvements across the Maintenance, Paint, Collision & Glass, and Platform Services segments as well as decreased interest expense.
•Adjusted EBITDA (non-GAAP) increased 4% to $152 million. The increase was primarily due to margin improvements across the Maintenance, Paint, Collision & Glass, and Platform Services segments.
Q2 2024 Six Months Ended Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Net revenue increased 1% to $1,184 million, driven by higher product and service revenue due to an increase in system-wide sales and net new store growth.
•Consolidated same store sales increased less than 1%.
•The Company added 65 net new stores during the first six months of 2024.
•Net Income decreased $33 million to $34 million or $0.21 per diluted share, primarily relating to impairment charges, increased employee related benefit costs, including share-based compensation expense, and lower operating margins within the Car Wash segment, partially offset by lower income tax expense and improved operating margins within the Maintenance, Platform Services, and Paint, Collision & Glass segments.
•Adjusted Net Income (non-GAAP) increased 13% to $96 million or $0.59 per diluted share. The increase was primarily due to margin improvements within our Maintenance, Platform Services, and Paint, Collision & Glass segments as well as decreased interest expense, partially offset by increased depreciation expense and reduced margins within the Car Wash segment.
•Adjusted EBITDA (non-GAAP) increased 5% to $283 million. The increase was primarily due to improved margins within our Maintenance, Platform Services, and Paint, Collision & Glass segments, partially offset by reduced margins within the Car Wash segment.
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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 5 in our consolidated financial statements for a reconciliation of income before taxes to Segment Adjusted EBITDA for the three and six months ended June 29, 2024 and July 1, 2023.

The following table sets forth our key performance indicators for the three and six months ended June 29, 2024 and July 1, 2023:

	Three Months Ended		Six Months Ended
(in thousands, except store count or as otherwise noted)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$535,372	$484,624	$1,035,104	$926,567
Car Wash	155,491	163,148	298,765	318,126
Paint, Collision & Glass	862,156	892,530	1,744,280	1,708,572
Platform Services	115,787	118,728	193,788	208,712
Total	$1,668,806	$1,659,030	$3,271,937	$3,161,977
System-Wide Sales by Business Model:
Franchised Stores	$1,213,845	$1,202,919	$2,389,473	$2,277,268
Company-Operated Stores	394,681	394,578	769,137	770,644
Independently-Operated Stores	60,280	61,533	113,327	114,065
Total	$1,668,806	$1,659,030	$3,271,937	$3,161,977
Store Count
Store Count by Segment:
Maintenance	1,853	1,694	1,853	1,694
Car Wash	1,108	1,131	1,108	1,131
Paint, Collision & Glass	1,887	1,905	1,887	1,905
Platform Services	205	208	205	208
Total	5,053	4,938	5,053	4,938
Store Count by Business Model:
Franchised Stores	3,035	2,948	3,035	2,948
Company-Operated Stores	1,298	1,274	1,298	1,274
Independently-Operated Stores	720	716	720	716
Total	5,053	4,938	5,053	4,938
Same Store Sales %
Maintenance	4.3%	10.2%	4.5%	11.6%
Car Wash	(4.1%)	(4.0%)	(5.7%)	(7.7%)
Paint, Collision & Glass	(0.5%)	12.2%	0.4%	15.8%
Total consolidated	0.5%	7.6%	0.6%	9.7%
Segment Adjusted EBITDA
Maintenance	$102,935	$84,812	$194,371	$157,045
Car Wash	33,772	39,761	62,906	80,809
Paint, Collision & Glass	35,172	41,057	65,992	76,507
Platform Services	25,311	22,519	45,182	39,527
Adjusted EBITDA as a percentage of net revenue by segment
Maintenance	37.0%	35.0%	36.0%	33.4%
Car Wash	21.5%	24.1%	20.9%	25.1%
Paint, Collision & Glass	31.4%	30.8%	30.2%	30.1%
Platform Services	41.3%	39.3%	39.3%	36.1%
Total consolidated	24.9%	24.1%	23.9%	23.1%

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

The following table provides a reconciliation of Net Income to Adjusted Net Income and Adjusted Earnings per Share:
Adjusted Net Income /Adjusted Earnings per Share

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$30,159	$37,749	$34,420	$67,498
Acquisition related costs(a)	271	3,750	2,065	5,597
Non-core items and project costs, net(b)	5,126	2,803	9,837	4,627
Cloud computing amortization(c)	1,069	—	2,414	—
Share-based compensation expense(d)	10,982	4,485	22,843	7,049
Foreign currency transaction loss (gain), net(e)	681	(1,302)	5,002	(2,977)
Asset sale leaseback (gain) loss, impairment and closed store expenses(f)	9,630	(7,680)	19,190	(5,836)
Amortization related to acquired intangible assets(g)	6,528	8,276	13,548	14,312
Valuation allowance for deferred tax asset(h)	121	—	1,255	—
Adjusted net income before tax impact of adjustments	64,567	48,081	110,574	90,270
Tax impact of adjustments(i)	(6,558)	(2,378)	(14,443)	(5,463)
Adjusted net income	$58,009	$45,703	$96,131	$84,807

Earnings per share
Basic	$0.18	$0.23	$0.21	$0.41
Diluted	$0.18	$0.22	$0.21	$0.40

Adjusted earnings per share
Basic	$0.36	$0.27	$0.59	$0.51
Diluted	$0.35	$0.27	$0.59	$0.50

Weighted average shares outstanding
Basic	159,795	162,911	159,713	162,848
Diluted	160,765	166,888	160,683	166,882
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

The following table provides a reconciliation of Net Income to Adjusted EBITDA:

Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$30,159	$37,749	$34,420	$67,498
Income tax expense	17,871	20,275	24,035	31,246
Interest expense, net	31,796	40,871	75,568	79,012
Depreciation and amortization	44,633	45,419	87,862	83,617
EBITDA	124,459	144,314	221,885	261,373
Acquisition related costs(a)	271	3,750	2,065	5,597
Non-core items and project costs, net(b)	5,126	2,803	9,837	4,627
Cloud computing amortization(c)	1,069	—	2,414	—
Share-based compensation expense(d)	10,982	4,485	22,843	7,049
Foreign currency transaction loss (gain), net(e)	681	(1,302)	5,002	(2,977)
Asset sale leaseback (gain) loss, impairment and closed store expenses(f)	9,630	(7,680)	19,190	(5,836)
Adjusted EBITDA	$152,218	$146,370	$283,236	$269,833
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
(d)     Represents non-cash share-based compensation expense.
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

Results of Operations for the Three Months Ended June 29, 2024 Compared to the Three Months Ended July 1, 2023
Net Income
We recognized net income of $30 million, or $0.18 per diluted share, for the three months ended June 29, 2024 compared to $38 million, or $0.22 per diluted share, for the three months ended July 1, 2023. The decrease of approximately $8 million was primarily due to the following:
•non-cash impairment charges of $12 million relating to assets held for sale in the current period compared to $6 million in the prior year period, primarily related to certain property and equipment and operating lease right-of-use assets at closed and underperforming locations;
•a gain primarily relating assets held for sale and sale leaseback transactions of approximately $3 million during the three months ended June 29, 2024 compared to a gain of $14 million during the three months ended July 1, 2023 primarily relating to sale leaseback transactions;
•increased payroll and employee benefit costs, including $6 million of additional share-based compensation expense primarily relating to the modification of pre-IPO awards in the fourth quarter of 2023; and
•decreased operating margins within the Car Wash segment.
These decreases were partially offset by:
•decreased interest expense of $9 million, primarily due to reduced interest associated with the Tax Receivable Agreement and interest income;
•a decrease in tax expense of $2 million; and
•positive same store sales and margin improvements, primarily within the Maintenance segment, and net new store openings that occurred in the prior 12 months.
Adjusted Net Income
Adjusted net income was $58 million, or $0.35 per diluted share, for the three months ended June 29, 2024 compared to $46 million, or $0.27 per diluted share, for the three months ended July 1, 2023. This increase of $12 million was primarily due to the following:
•decreased interest expense of $9 million, primarily due to reduced interest associated with the Tax Receivable Agreement and interest income; and
•positive same store sales and margin improvements, primarily within the Maintenance segment, and net new store openings that occurred in the prior 12 months.
The increases were partially offset by:
•increased payroll and employee benefit costs; and
•decreased operating margins within the Car Wash segment.
Adjusted EBITDA
Adjusted EBITDA was $152 million for the three months ended June 29, 2024 compared to $146 million for the three months ended July 1, 2023. The increase of $6 million in Adjusted EBITDA was primarily due to:
•positive same store sales and margin improvements, primarily within the Maintenance segment, and net new store openings that occurred in the prior 12 months.
The increase was partially offset by:
•increased payroll and employee benefit costs; and
•decreased operating margins within the Car Wash segments.

To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the unaudited Consolidated Statements of Operations. Certain percentages presented in this section have been rounded, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Three Months Ended
(in thousands)	June 29, 2024	% of Net Revenues	July 1, 2023	% of Net Revenues
Franchise royalties and fees	$50,029	8.1%	$49,805	8.2%
Company-operated store sales	394,681	64.5%	394,578	65.0%
Independently-operated store sales	60,280	9.9%	61,533	10.1%
Advertising fund contributions	24,911	4.1%	24,749	4.1%
Supply and other revenue	81,665	13.4%	76,186	12.6%
Total net revenue	$611,566	100.0%	$606,851	100.0%
Franchise Royalties and Fees
Franchise royalties and fees remained flat primarily due to increased franchise royalty and fees revenue within the Maintenance segment as a result of a $26 million, or 9%, increase in franchised system-wide sales from same store sales growth and 93 net new franchise stores, offset by decreased franchise and royalty fees revenue within the Paint, Collision & Glass segment due to a $12 million, or 1%, decrease in franchise system-wide sales.
Company-operated Store Sales
Company-operated store sales remained flat primarily due to an increase of $25 million within the Maintenance segment, offset by decreases of $19 million and $6 million related to the Paint, Collision & Glass and Car Wash segments, respectively. The sales increase in the Maintenance segment was primarily due to same store sales growth and 66 net new company-operated stores. The sales decrease in the Paint, Collision & Glass segment was primarily associated with the sale of nine company-operated stores to a franchisee in the current year as well as decreased same store sales due to reduced volume within the U.S. glass business. The decrease in Car Wash sales is primarily due to the net reduction of 27 company-operated stores during the prior 12 months and a decrease in same store sales primarily relating to lower volume. In total, the Company added 24 company-operated stores year-over-year.
Independently-operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) decreased by $1 million, or 2%, primarily due to decreased volume and unfavorable impacts from foreign exchange.
Advertising Fund Contributions
Advertising fund contributions increased by less than 1%, primarily due to an increase in franchise system-wide sales of approximately 1%, from same store sales growth and net franchise store growth. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales.
Supply and Other Revenue
Supply and other revenue increased $5 million, or 7%, primarily from growth in product and service revenue within the Maintenance and Platform Services segments as a result of an increase in system-wide sales and net store growth.

Operating Expenses

	Three Months Ended
(in thousands)	June 29, 2024	% of Net Revenues	July 1, 2023	% of Net Revenues
Company-operated store expenses	$254,174	41.6%	$257,040	42.4%
Independently-operated store expenses	31,956	5.2%	31,958	5.3%
Advertising fund expenses	24,911	4.1%	24,749	4.1%
Supply and other expenses	40,554	6.6%	42,106	6.9%
Selling, general, and administrative expenses	121,123	19.8%	96,815	16.0%
Acquisition related costs	271	—%	3,750	0.6%
Store opening costs	940	0.2%	1,377	0.2%
Depreciation and amortization	44,633	7.3%	45,419	7.5%
Asset impairment charges and lease terminations	12,497	2.0%	6,044	1.0%
Total operating expenses	$531,059	86.8%	$509,258	83.9%
Company-operated Store Expenses
Company-operated store expenses decreased $3 million, or 1%, primarily due to decreased company-operated store sales resulting in reduced variable costs, partially offset by increased rent expense at properties converted to leases through sale leasebacks that occurred during the prior 12 months.
Independently-operated Store Expenses
Independently-operated store expenses, which are entirely related to the Car Wash segment, remained flat due to reduced variable costs associated with the decrease in volume and a favorable impact from foreign exchange offset by increased rent and property charges.
Advertising Fund Expenses
Advertising fund expenses increased less than 1%, which is commensurate to the increase in advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses decreased $2 million, or 4%, due to inventory and payroll cost savings in the current period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $24 million, or 25%, primarily due to the reduction in gains recognized in the current period compared to the prior period. The Company recognized a gain relating to assets held for sale and sale leaseback transactions of approximately $3 million during the three months ended June 29, 2024 compared to a gain of $14 million during the three months ended July 1, 2023, primarily relating to sale leaseback transactions. In addition, payroll and employee benefit costs, including $6 million of additional share-based compensation expense primarily relating to the modification of pre-IPO awards in the fourth quarter of 2023, increased in the current period.
Acquisition Related Costs
Acquisition related costs decreased $3 million, or 93%, primarily due to decreased acquisition activity in the current period.
Store Opening Costs
Store opening costs decreased by less than $1 million, primarily associated with Take 5 Oil Change (“Take 5 Oil) new store openings in the current period compared with store opening costs associated with our U.S. glass business in the prior period.

Depreciation and Amortization
Depreciation and amortization expense decreased $1 million, or 2%, due to finite-lived intangible assets that fully amortized during the prior 12 months.
Asset Impairment Charges and Lease Terminations
Asset impairment charges and lease terminations increased $6 million for the three months ended June 29, 2024 compared to the three months ended July 1, 2023. During the three months ended June 29, 2024, the Company recorded impairment charges primarily related to assets held for sale. For more information, refer to Note 6 in our consolidated financial statements included within this Form 10-Q. During the three months ended July 1, 2023, asset impairment charges primarily related to certain property and equipment and operating lease right-of-use assets at closed and underperforming locations.
Interest Expense, Net

	Three Months Ended
(in thousands)	June 29, 2024	% of Net Revenues	July 1, 2023	% of Net Revenues
Interest expense, net	$31,796	5.2%	$40,871	6.7%
Interest expense, net decreased $9 million, or 22%, primarily due to reduced interest expense associated with the Tax Receivable Agreement and interest income in the current period.
Foreign Currency Transaction Loss (Gain), Net

	Three Months Ended
	June 29, 2024	% of Net Revenues	July 1, 2023	% of Net Revenues
Foreign currency transaction loss (gain), net	$681	0.1%	$(1,302)	(0.2%)
The foreign currency transaction loss for the three months ended June 29, 2024 was primarily comprised of transaction losses in our foreign operations of $2 million, partially offset by a gain of less than $2 million on foreign currency hedges. The foreign currency transaction gain for the three months ended July 1, 2023 was comprised of transaction gains in our foreign operations of $2 million, partially offset by a loss of less than $1 million on foreign currency hedges.
Income Tax Expense

	Three Months Ended
(in thousands)	June 29, 2024	% of Net Revenues	July 1, 2023	% of Net Revenues
Income tax expense	$17,871	2.9%	$20,275	3.3%
Income tax expense was $18 million for the three months ended June 29, 2024 compared to $20 million for the three months ended July 1, 2023. The effective income tax rate for the three months ended June 29, 2024 was 37.2% compared to 34.9% for the three months ended July 1, 2023. The net decrease in income tax expense and increase in effective tax rate for the three months ended June 29, 2024 was primarily driven by asset impairment charges and non-deductible share-based compensation expense.

Results of Operations for the Six Months Ended June 29, 2024 Compared to the Six Months Ended July 1, 2023
Net Income
We recognized net income of $34 million, or $0.21 per diluted share, for the six months ended June 29, 2024, compared to $67 million, or $0.40 per diluted share, for the six months ended July 1, 2023. The decrease of approximately $33 million was primarily due to the following:
•non-cash impairment charges of $32 million, primarily relating to assets held for sale in the current period compared to $6 million in the prior year period primarily related to certain property and equipment and operating lease right-of-use assets at closed and underperforming locations;
•increased payroll and employee benefit costs, including $16 million of additional share-based compensation expense primarily relating to the modification of pre-IPO awards in the fourth quarter of 2023;
•unfavorable impact from foreign exchange of $8 million;
•increased marketing expenditures;
•increased depreciation and amortization expenses of $4 million relating to capital expenditures and new store openings that occurred in the prior 12 months; and
•decreased operating margins within the Car Wash segment.
These decreases were partially offset by:
•decreased tax expense of $7 million;
•a gain primarily relating to the sale of a business, assets held for sale, and favorable lease terminations of approximately $16 million during the six months ended June 29, 2024 compared to a gain relating to sale leaseback transactions of $12 million during the six months ended July 1, 2023;
•decreased interest expense, net, of $3 million, primarily due to reduced interest associated with the Tax Receivable Agreement and interest income; and
•positive same store sales, primarily within the Maintenance segment, and net new store openings that occurred in the prior 12 months.
Adjusted Net Income
Adjusted net income was $96 million for the six months ended June 29, 2024 compared to $85 million for the six months ended July 1, 2023. This increase of $11 million was primarily due to the following:
•decreased tax expense of $7 million;
•decreased interest expense, net, of $3 million, primarily due to reduced interest associated with the Tax Receivable Agreement and interest income; and
•positive same store sales, primarily within the Maintenance segment, and net new store openings that occurred in the prior 12 months.
The increases were partially offset by:
•increased payroll and employee benefit costs and marketing expenditures; and
•decreased operating margins within the Car Wash segment.
Adjusted EBITDA
Adjusted EBITDA was $283 million for the six months ended June 29, 2024 compared to $270 million for the six months ended July 1, 2023. The increase of $13 million was primarily due to:
•positive same store sales, primarily within the Maintenance segment, and net new store openings that occurred in the prior 12 months.
The increase was partially offset by:
•increased payroll and employee benefit costs and marketing expenditures; and
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
Net Revenue

	Six Months Ended
(in thousands)	June 29, 2024	% of Net Revenues	July 1, 2023	% of Net Revenues
Franchise royalties and fees	$95,074	8.0%	$93,320	7.9%
Company-operated store sales	769,137	65.0%	770,644	65.9%
Independently-operated store sales	113,327	9.6%	114,065	9.8%
Advertising fund contributions	48,981	4.1%	46,426	4.0%
Supply and other revenue	157,273	13.3%	144,863	12.4%
Total net revenue	$1,183,792	100.0%	$1,169,318	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased $2 million, or 2%, primarily due to same store sales growth and a net increase of 87 franchised stores, partially offset by a decrease in average royalty rates primarily within the Paint, Collision & Glass segment. Franchised system-wide sales increased $112 million, or 5%.
Company-Operated Store Sales
Company-operated store sales decreased $2 million, or less than 1%, of which approximately $34 million and $19 million related to a decrease in the Paint, Collision & Glass and Car Wash segments, respectively, partially offset by an increase of $51 million in the Maintenance segment. The sales decrease in the Paint, Collision & Glass segment was primarily driven by revenue associated with the sale of nine company-operated stores to a franchisee in the current period as well as decreased volume within the U.S. glass business. The decrease in Car Wash sales is primarily due to the net reduction of 27 company-operated stores during the prior 12 months and a decrease in same store sales primarily relating to lower volume. The sales increase in the Maintenance segment was primarily due to same store sales growth and 66 net new company-operated stores. In aggregate, the Company added a net 24 company-operated stores year-over-year.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) decreased $1 million, or less than 1%, primarily due to a decrease in same store sales due to lower volume, partially offset by a favorable impact from foreign exchange.
Advertising Fund Contributions
Advertising fund contributions increased by $3 million, or 6%, primarily due to an increase in franchise system-wide sales of approximately $112 million, or 5%, from same store sales growth and an additional 87 net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of the franchisee’s gross sales.
Supply and Other Revenue
Supply and other revenue increased $12 million, or 9%, primarily due to growth in product and service revenue within the Maintenance and Platform Services segments as a result of an increase in system-wide sales and net store growth.

Operating Expenses

	Six Months Ended
(in thousands)	June 29, 2024	% of Net Revenues	July 1, 2023	% of Net Revenues
Company-operated store expenses	$496,227	41.9%	$500,449	42.8%
Independently-operated store expenses	61,311	5.2%	61,322	5.2%
Advertising fund expenses	48,981	4.1%	46,426	4.0%
Supply and other expenses	76,770	6.5%	79,372	6.8%
Selling, general, and administrative expenses	237,525	20.1%	209,143	17.9%
Acquisition related costs	2,065	0.2%	5,597	0.5%
Store opening costs	2,203	0.2%	2,402	0.2%
Depreciation and amortization	87,862	7.4%	83,617	7.2%
Asset impairment charges and lease terminations	31,823	2.7%	6,211	0.5%
Total operating expenses	$1,044,767	88.3%	$994,539	85.1%
Company-Operated Store Expenses
Company-operated store expenses decreased $4 million, or 1%, primarily due to the decreased company-operated store sales resulting in reduced variable costs and margin improvements primarily within the Maintenance segment, partially offset by increased rent expense at properties converted to leases through sale leasebacks that occurred during the prior 12 months.
Independently-Operated Store Expenses
Independently-operated store expenses, which are entirely related to the Car Wash segment, remained flat due to reduced variable costs associated with the decrease in volume offset by increased rent and property charges.
Advertising Fund Expenses
Advertising fund expenses increased $3 million, or 6%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses decreased $3 million, or 3%, due to decreased product and payroll costs associated with supply and other revenue.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $28 million, or 14%, primarily due to payroll and employee benefit costs, including $16 million of additional share-based compensation expense primarily relating to the modification of pre-IPO awards in the fourth quarter of 2023 as well as increased marketing expenditures. These expenses were partially offset by a gain primarily relating to the sale of a business, assets held for sale, and favorable lease terminations of approximately $16 million during the six months ended June 29, 2024 compared to a gain relating to sale leaseback transactions of $12 million during the six months ended July 1, 2023.
Acquisition Related Costs
Acquisition related costs decreased $4 million, or 63%, due to decreased acquisition activity in the current year compared to the prior year.
Store Opening Costs
Store opening costs remained flat primarily as the Company continues to open Take 5 Oil company-operated stores as well as brand conversions of previously acquired locations.
Depreciation and Amortization
Depreciation and amortization expense increased $4 million, or 5%, due to additional fixed assets, primarily related to Take 5 Oil site development.

Asset Impairment Charges and Lease Terminations
Asset impairment charges and lease terminations increased by $26 million for the six months ended June 29, 2024 compared to the six months ended July 1, 2023. During the six months ended June 29, 2024, impairment charges primarily related to assets held for sale. For more information, refer to Note 6 in our consolidated financial statements included within this Form 10-Q. During the six months ended July 1, 2023, impairment charges primarily related to certain property and equipment and operating lease right-of-use assets at closed and underperforming locations.
Interest Expense, Net

	Six Months Ended
(in thousands)	June 29, 2024	% of Net Revenues	July 1, 2023	% of Net Revenues
Interest expense, net	$75,568	6.4%	$79,012	6.8%
Interest expense, net decreased $3 million, or 4%, primarily due to reduced interest expense associated with the Tax Receivable Agreement and interest income.
Foreign Currency Transaction Loss (Gain), Net

	Six Months Ended
(in thousands)	June 29, 2024	% of Net Revenues	July 1, 2023	% of Net Revenues
Foreign currency transaction loss (gain), net	$5,002	0.4%	$(2,977)	(0.3%)
The foreign currency transaction loss for the six months ended June 29, 2024 was primarily comprised of transaction losses in our foreign operations of $10 million, partially offset by a gain on foreign currency hedges of $5 million. The foreign currency transaction gain for the six months ended July 1, 2023 was primarily comprised of transaction gains of $2 million as well as a gain on foreign currency hedges of $1 million.
Income Tax Expense

	Six Months Ended
(in thousands)	June 29, 2024	% of Net Revenues	July 1, 2023	% of Net Revenues
Income tax expense	$24,035	2.0%	$31,246	2.7%
Income tax expense was $24 million for the six months ended June 29, 2024 compared to an income tax expense of $31 million for the six months ended July 1, 2023. The effective tax rate for the six months ended June 29, 2024 was 41.1% compared to 31.6% for the six months ended July 1, 2023. The net decrease in income tax expense and increase in effective tax rate for the six months ended June 29, 2024 was primarily driven by asset impairment charges and non-deductible share-based compensation expense.

Segment Results of Operations for the Three Months Ended June 29, 2024 Compared to the Three Months Ended July 1, 2023
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. In addition, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA is a supplemental measure of the operating performance of our segments and may not be comparable to similar measures reported by other companies.
Maintenance

	Three Months Ended		2024	2023
(in thousands, unless otherwise noted)	June 29, 2024	July 1, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$16,764	$14,215	6.0%	5.9%
Company-operated store sales	230,809	205,673	83.1%	84.8%
Supply and other revenue	30,350	22,439	10.9%	9.3%
Total revenue	$277,923	$242,327	100.0%	100.0%
Segment Adjusted EBITDA	$102,935	$84,812	37.0%	35.0%

System-Wide Sales			Change
Franchised stores	$304,563	$278,951	$25,612	9.2%
Company-operated stores	230,809	205,673	25,136	12.2%
Total System-Wide Sales	$535,372	$484,624	$50,748	10.5%

Store Count (in whole numbers)			Change
Franchised stores	1,177	1,084	93	8.6%
Company-operated stores	676	610	66	10.8%
Total Store Count	1,853	1,694	159	9.4%
Same Store Sales %	4.3%	10.2%
Maintenance revenue increased $36 million, or 15%, for the three months ended June 29, 2024, as compared to the three months ended July 1, 2023. Company-operated store sales increased by $25 million, or 12%, primarily due to same store sales growth and 66 net new company-operated stores. Supply and other revenue increased by $8 million, or 35%, primarily due to higher system-wide sales from franchised stores. Franchise royalties and fees increased by $3 million, or 18%, primarily due to a $26 million, or 9%, increase in franchised system-wide sales from same store sales growth and 93 net new franchised stores.
Maintenance Segment Adjusted EBITDA increased $18 million, or 21%, primarily due to revenue growth, cost management, and operational leverage.

Car Wash

	Three Months Ended		2024	2023
(in thousands, unless otherwise noted)	June 29, 2024	July 1, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	$95,211	$101,615	60.7%	61.7%
Independently-operated store sales	60,280	61,533	38.4%	37.3%
Supply and other revenue	1,412	1,607	0.9%	1.0%
Total revenue	$156,903	$164,755	100.0%	100.0%
Segment Adjusted EBITDA	$33,772	$39,761	21.5%	24.1%

System-Wide Sales			Change
Company-operated stores	$95,211	$101,615	$(6,404)	(6.3%)
Independently-operated stores	60,280	61,533	(1,253)	(2.0%)
Total System-Wide Sales	$155,491	$163,148	$(7,657)	(4.7%)

Store Count (in whole numbers)			Change
Company-operated stores	388	415	(27)	(6.5%)
Independently-operated stores	720	716	4	0.6%
Total Store Count	1,108	1,131	(23)	(2.0%)
Same Store Sales %	(4.1%)	(4.0%)

Car Wash Segment revenue decreased by $8 million, or 5%, driven by a $6 million decrease in company-operated store sales from the net reduction of 27 company-operated stores during the prior 12 months and a decrease in same store sales primarily relating to lower volume within our retail customers as a result of unfavorable weather conditions. Independently-operated store sales decreased $1 million due to a decrease in volume for independently-operated stores and an unfavorable impact from foreign exchange.
Car Wash is comprised of car wash sites throughout the U.S., Europe, and Australia with varying geographical, economical, and political factors, which could impact the results of the business. Our U.S. Car Wash locations have experienced softening demand, increased competitive pressures, and negative weather patterns, which have contributed to negative same store sales and could result in future asset impairment charges.
Car Wash Segment Adjusted EBITDA decreased by $6 million, or 15%, primarily driven by decreased same store sales within company-operated stores and increased costs relating to marketing expenditures and rent associated with sale leaseback transactions during the prior 12 months.

Paint, Collision & Glass

	Three Months Ended		2024	2023
(in thousands, unless otherwise noted)	June 29, 2024	July 1, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$24,475	$26,530	21.8%	19.9%
Company-operated store sales	67,523	86,110	60.3%	64.7%
Supply and other revenue	20,027	20,518	17.9%	15.4%
Total revenue	$112,025	$133,158	100.0%	100.0%
Segment Adjusted EBITDA	$35,172	$41,057	31.4%	30.8%

System-Wide Sales			Change
Franchised stores	$794,633	$806,420	$(11,787)	(1.5%)
Company-operated stores	67,523	86,110	(18,587)	(21.6%)
Total System-Wide Sales	$862,156	$892,530	$(30,374)	(3.4%)

Store Count (in whole numbers)			Change
Franchised stores	1,654	1,657	(3)	(0.2%)
Company-operated stores	233	248	(15)	(6.0%)
Total Store Count	1,887	1,905	(18)	(0.9%)
Same Store Sales %	(0.5%)	12.2%
Paint, Collision & Glass revenue decreased $21 million, or 16%, for the three months ended June 29, 2024, as compared to the three months ended July 1, 2023. Company-operated store sales decreased $19 million, or 22%, driven by revenue associated with the sale of nine company-operated stores to a franchisee in the current year as well as decreased same store sales due to reduced volume within the U.S. glass business. Franchise royalties and fees decreased $2 million, or 8%, primarily due to a $12 million, or 1%, decrease in franchise system-wide sales and a net decrease of 3 franchise stores, offset by positive franchise same store sales.
Paint, Collision & Glass Segment Adjusted EBITDA decreased $6 million, or 14%, primarily due to decreased volume associated with company-operated stores as well as the Adjusted EBITDA associated with the nine company-operated stores sold to a franchisee in the current year, partially offset by an improvement in operating margin.

Platform Services

	Three Months Ended		2024	2023
(in thousands, unless otherwise noted)	June 29, 2024	July 1, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$8,790	$9,060	14.4%	15.8%
Company-operated store sales	1,138	1,180	1.9%	2.1%
Supply and other revenue	51,314	47,098	83.7%	82.1%
Total revenue	$61,242	$57,338	100.0%	100.0%
Segment Adjusted EBITDA	$25,311	$22,519	41.3%	39.3%

System-Wide Sales			Change
Franchised stores	$114,649	$117,548	$(2,899)	(2.5%)
Company-operated stores	1,138	1,180	(42)	(3.6%)
Total System-Wide Sales	$115,787	$118,728	$(2,941)	(2.5%)

Store Count (in whole numbers)			Change
Franchised stores	204	207	(3)	(1.4%)
Company-operated stores	1	1	—	—%
Total Store Count	205	208	(3)	(1.4%)
Platform Services revenue increased $4 million, or 7%, primarily due to an increase in total Company system-wide sales of $10 million, or 1%, which resulted in increased product purchases by franchisees and company-operated stores as well as increased training memberships in the current period.
Platform Services Segment Adjusted EBITDA increased $3 million, or 12%, primarily driven by revenue growth, cost management, and operational leverage.

Segment Results of Operations for the Six Months Ended June 29, 2024 Compared to the Six Months Ended July 1, 2023
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, store opening and closure costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
Maintenance

	Six Months Ended		2024	2023
(in thousands, unless otherwise noted)	June 29, 2024	July 1, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$31,218	$26,658	5.8%	5.7%
Company-operated store sales	451,680	400,933	83.7%	85.3%
Supply and other revenue	56,738	42,404	10.5%	9.0%
Total net revenue	$539,636	$469,995	100.0%	100.0%
Segment Adjusted EBITDA	$194,371	$157,045	36.0%	33.4%

System-Wide Sales			Change
Franchised stores	$583,424	$525,634	$57,790	11.0%
Company-operated stores	451,680	400,933	50,747	12.7%
Total System-Wide Sales	$1,035,104	$926,567	$108,537	11.7%

Store Count (in whole numbers)			Change
Franchised stores	1,177	1,084	93	8.6%
Company-operated stores	676	610	66	10.8%
Total Store Count	1,853	1,694	159	9.4%
Same Store Sales %	4.5%	11.6%
Maintenance net revenue increased $70 million, or 15%, driven primarily by a $51 million increase in company-operated store sales from same store sales growth and 66 net new company-operated stores. Supply and other revenue increased by $14 million, or 34%, primarily due to higher system-wide sales. Franchise royalties and fees increased by $5 million, or 17%, primarily due to a $58 million, or 11%, increase in franchised system-wide sales from same store sales growth and 93 net new franchise stores.
Maintenance Segment Adjusted EBITDA increased $37 million, or 24%, primarily due to revenue growth, cost management, and operational leverage.

Car Wash

	Six Months Ended		2024	2023
(in thousands, unless otherwise noted)	June 29, 2024	July 1, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	$185,438	$204,061	61.5%	63.4%
Independently-operated store sales	113,327	114,065	37.6%	35.5%
Supply and other revenue	2,860	3,609	0.9%	1.1%
Total net revenue	$301,625	$321,735	100.0%	100.0%
Segment Adjusted EBITDA	$62,906	$80,809	20.9%	25.1%

System-Wide Sales			Change
Company-operated stores	$185,438	$204,061	$(18,623)	(9.1%)
Independently-operated stores	113,327	114,065	(738)	(0.6%)
Total System-Wide Sales	$298,765	$318,126	$(19,361)	(6.1%)

Store Count (in whole numbers)			Change
Company-operated stores	388	415	(27)	(6.5%)
Independently-operated stores	720	716	4	0.6%
Total Store Count	1,108	1,131	(23)	(2.0%)
Same Store Sales %	(5.7%)	(7.7%)
Car Wash segment net revenue decreased $20 million, or 6%, driven primarily by a $19 million, or 9%, decrease in company-operated store sales from the net reduction of 27 company-operated stores during the prior 12 months and a decrease in same store sales primarily relating to lower volume. Independently-operated store sales decreased $1 million due to a decrease in same store sales for independently-operated stores.
Car Wash is comprised of car wash sites throughout the U.S., Europe, and Australia with varying geographical, economical, and political factors, which could impact the results of the business. Our U.S. Car Wash locations have experienced softening demand, increased competitive pressures, and negative weather patterns, which have contributed to negative same store sales and could result in future asset impairment charges.
Car Wash Segment Adjusted EBITDA decreased by $18 million, or 22%, primarily driven by decreased same store sales within company-operated stores and increased costs relating to marketing expenditures and rent associated with sale leaseback transactions during the prior 12 months.

Paint, Collision & Glass

	Six Months Ended		2024	2023
(in thousands, unless otherwise noted)	June 29, 2024	July 1, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$49,107	$50,828	22.5%	20.0%
Company-operated store sales	130,032	163,589	59.5%	64.4%
Supply and other revenue	39,274	39,544	18.0%	15.6%
Total net revenue	$218,413	$253,961	100.0%	100.0%
Segment Adjusted EBITDA	$65,992	$76,507	30.2%	30.1%

System-Wide Sales			Change
Franchised stores	$1,614,248	$1,544,983	$69,265	4.5%
Company-operated stores	130,032	163,589	(33,557)	(20.5%)
Total System-Wide Sales	$1,744,280	$1,708,572	$35,708	2.1%

Store Count (in whole numbers)			Change
Franchised stores	1,654	1,657	(3)	(0.2%)
Company-operated stores	233	248	(15)	(6.0%)
Total Store Count	1,887	1,905	(18)	(0.9%)
Same Store Sales %	0.4%	15.8%
Paint, Collision & Glass net revenue decreased $36 million, or 14%, for the six months ended June 29, 2024, as compared to the six months ended July 1, 2023. Company-operated store sales decreased $34 million, or 21%, primarily driven by revenue associated with the sale of nine company-operated stores to a franchisee in the current period as well as decreased same store sales due to reduced volume within the U.S. glass business. Franchise royalties and fees decreased $2 million, or 3%, primarily due to a decrease in average royalty rates, partially offset by a $69 million, or 4%, increase in franchise system-wide sales generated by same store sales growth.
Paint, Collision & Glass Segment Adjusted EBITDA decreased $11 million, or 14%, primarily due to decreased volume associated with company-operated stores as well as the Adjusted EBITDA associated with the nine company-operated stores sold to a franchisee in the current year, partially offset by an improvement in operating margin.

Platform Services

	Six Months Ended		2024	2023
(in thousands, unless otherwise noted)	June 29, 2024	July 1, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$14,749	$15,834	12.8%	14.5%
Company-operated store sales	1,987	2,061	1.7%	1.9%
Supply and other revenue	98,331	91,476	85.5%	83.6%
Total net revenue	$115,067	$109,371	100.0%	100.0%
Segment Adjusted EBITDA	$45,182	$39,527	39.3%	36.1%

System-Wide Sales			Change
Franchised stores	$191,801	$206,651	$(14,850)	(7.2%)
Company-operated stores	1,987	2,061	(74)	(3.6%)
Total System-Wide Sales	$193,788	$208,712	$(14,924)	(7.2%)

Store Count (in whole numbers)			Change
Franchised stores	204	207	(3)	(1.4%)
Company-operated stores	1	1	—	—%
Total Store Count	205	208	(3)	(1.4%)
Platform Services net revenue increased $6 million, or 5%, driven primarily by an increase in total Company system-wide sales of $3.3 billion in the current year compared to $3.2 billion in the prior year, which resulted in increased product purchases by franchisees and company-operated stores.
Platform Services Segment Adjusted EBITDA increased $6 million, or 14%, primarily driven by a combination of revenue growth and cost management.

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
Driven Brands Funding, LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with our securitization senior notes. Our Term Loan Facility and Revolving Credit Facility also have certain qualitative covenants. As of June 29, 2024, the Co-Issuers and Driven Holdings were in material compliance with all such covenants under their respective credit agreements.
At June 29, 2024, the Company had total liquidity of $316 million, which included $149 million in cash and cash equivalents and $90 million and $77 million of undrawn capacity on its 2019 VFN and Revolving Credit Facility, respectively. This does not include the additional $135 million Series 2022-1 Class A-1 Notes that expand our variable funding note borrowing capacity when the company elects to exercise it, assuming certain conditions continue to be met.
On July 29, 2024, the Company issued $275 million of 2024-1 Senior Notes as well as replaced the 2019 VFN with a $400 million 2024 VFN. Proceeds from the 2024-1 Senior Notes were primarily used to repay the Company’s 2018-1 Senior Notes. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.
The following table illustrates the main components of our cash flows for the six months ended June 29, 2024 and July 1, 2023:

	Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023
Net cash provided by operating activities	$107,224	$114,583
Net cash used in investing activities	(34,026)	(221,100)
Net cash (used in) provided by financing activities	(102,063)	95,128
Effect of exchange rate changes on cash	(1,615)	2,087
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(30,480)	$(9,302)
Operating Activities
Net cash provided by operating activities was $107 million for the six months ended June 29, 2024 compared to $115 million for the six months ended July 1, 2023. The decrease was primarily due to costs associated with improvements to our IT infrastructure, including the ERP implementation, offset by continued net working capital improvements during the six months ended June 29, 2024.
Investing Activities
Net cash used in investing activities was $34 million for the six months ended June 29, 2024 compared to $221 million for the six months ended July 1, 2023. The decrease was due to a $164 million decrease in capital expenditures, proceeds from the sale or disposal of businesses and fixed assets of $113 million, primarily consisting of the sale of nine company-operated collision stores to a franchisee for $18 million and the sale of assets held for sale of $95 million, as well as a $42 million decrease in net cash paid for acquisitions, partially offset by a $132 million decrease in proceeds from sale leaseback transactions.
Financing Activities
Net cash used in financing activities was $102 million for the six months ended June 29, 2024 primarily related to a Tax Receivable Agreement payment of $38 million, repayments of long-term debt, including finance leases of $36 million, and net repayments on the Revolving Credit facility of $25 million. Net cash provided by financing activities was $95 million for the six months ended July 1, 2023 primarily related to net debt borrowings on the Revolving Credit Facility of $110 million, partially offset by repayments of long-term debt, including finance leases of $16 million. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.

Tax Receivable Agreement
We expect to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s initial public offering, which we therefore attribute to our existing shareholders. We expect that these tax benefits (i.e., the Pre-IPO and IPO-Related Tax Benefits) will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future. We have entered into a Tax Receivable Agreement which provides our Pre-IPO shareholders with the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that we and our subsidiaries actually realize as a result of the utilization of the Pre-IPO and IPO-Related Tax Benefits or divests. The Company recorded a current tax receivable liability of $56 million as of December 30, 2023 and a non-current tax receivable liability of $134 million and $118 million as of June 29, 2024 and December 30, 2023, respectively, on the consolidated balance sheets. We made payments of approximately $38 million under the Tax Receivable Agreement in 2024 and no additional payments are planned within the next 12 months.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and Principal Financial Officer (“PFO”), has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of June 29, 2024. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of June 29, 2024, our CEO and PFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
(c) Trading Plans
During the three months ended June 29, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1
Amended and Restated Stockholders Agreement, dated as of June 5, 2024, by and among the Company and Principal Stockholders (incorporated by reference to the Company's Current Report on Form 8-K, filed June 7, 2024).

10.2†
Transition Agreement, effective as of May 1, 2024, by and between Driven Brands Holdings Inc. and Gary W. Ferrera (incorporated by reference to the Company's Current Report on Form 8-K, filed May 2, 2024).

10.3†	Amended and Restated Driven Brands Holdings Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement on Schedule 13A, filed March 27, 2024).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2024

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

By:	/s/ Michael Beland
Name:	Michael Beland
Title:	Senior Vice President, Chief Accounting Officer and Principal Financial Officer