Form 10-Q
period 2024-09-28
Driven Brands Holdings Inc.
filed 2024-11-07
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
OR
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

As of November 4, 2024, the Registrant had 164,114,099 shares of Common Stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenue:
Franchise royalties and fees	$49,475	$47,362	$144,549	$140,682
Company-operated store sales	388,132	389,041	1,157,269	1,159,685
Independently-operated store sales	49,959	43,582	163,286	157,647
Advertising contributions	26,823	27,121	75,804	73,547
Supply and other revenue	77,290	73,928	234,563	218,791
Total net revenue	591,679	581,034	1,775,471	1,750,352
Operating Expenses:
Company-operated store expenses	242,073	262,282	738,300	762,731
Independently-operated store expenses	29,382	25,773	90,693	87,095
Advertising expenses	26,823	27,121	75,804	73,547
Supply and other expenses	35,790	38,816	112,560	118,188
Selling, general, and administrative expenses	149,766	123,012	387,291	332,155
Acquisition related costs	(606)	1,667	1,459	7,264
Store opening costs	1,476	1,372	3,679	3,774
Depreciation and amortization	43,357	45,639	131,219	129,256
Goodwill impairment	—	850,970	—	850,970
Asset impairment charges and lease terminations	24,111	111,239	55,934	117,450
Total operating expenses	552,172	1,487,891	1,596,939	2,482,430
Operating income	39,507	(906,857)	178,532	(732,078)
Other expenses, net:
Interest expense, net	43,677	41,292	119,245	120,304
Foreign currency transaction loss, net	765	2,980	5,767	3
Loss on debt extinguishment	205	—	205	—
Other expense, net	44,647	44,272	125,217	120,307
(Loss) income before taxes	(5,140)	(951,129)	53,315	(852,385)
Income tax expense (benefit)	9,807	(151,818)	33,842	(120,572)
Net (loss) income	$(14,947)	$(799,311)	$19,473	$(731,813)

(Loss) earnings per share:
Basic	$(0.09)	$(4.82)	$0.12	$(4.40)
Diluted	$(0.09)	$(4.83)	$0.12	$(4.41)
Weighted average shares outstanding
Basic	159,804	162,398	159,743	162,698
Diluted	159,804	162,398	160,713	162,698

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net (loss) income	$(14,947)	$(799,311)	$19,473	$(731,813)
Other comprehensive income:
Foreign currency translation adjustments	21,212	(26,043)	2,629	(8,527)
Unrealized gain (loss) from cash flow hedges, net of tax expense (benefit) of ($8), $21, $14, $0, respectively	558	(281)	(924)	(259)
Actuarial gain (loss) of defined pension plan, net of tax expense of $0	12	(27)	2	(15)
Other comprehensive income (loss), net	21,782	(26,351)	1,707	(8,801)
Total comprehensive income (loss)	6,835	(825,662)	21,180	(740,614)
Comprehensive loss attributable to non-controlling interests	—	(13)	—	—
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$6,835	$(825,649)	$21,180	$(740,614)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	September 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$204,181	$176,522
Restricted cash	4,414	657
Accounts and notes receivable, net	171,887	151,259
Inventory	69,857	83,171
Prepaid and other assets	37,483	46,714
Income tax receivable	18,429	15,928
Assets held for sale	185,985	301,229
Advertising fund assets, restricted	54,939	45,627
Total current assets	747,175	821,107
Other assets	116,046	56,565
Property and equipment, net	1,418,352	1,438,496
Operating lease right-of-use assets	1,362,917	1,389,316
Deferred commissions	6,955	6,312
Intangibles, net	677,277	739,402
Goodwill	1,427,467	1,455,946
Deferred tax assets	3,627	3,660
Total assets	$5,759,816	$5,910,804
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$78,759	$67,526
Accrued expenses and other liabilities	254,341	242,171
Income tax payable	1,016	5,404
Current portion of long-term debt	32,872	32,673
Income tax receivable liability	—	56,001
Advertising fund liabilities	26,668	23,392
Total current liabilities	393,656	427,167
Long-term debt	2,732,572	2,910,812
Deferred tax liabilities	164,713	154,742
Operating lease liabilities	1,311,895	1,332,519
Income tax receivable liability	133,611	117,915
Deferred revenue	31,750	30,507
Long-term accrued expenses and other liabilities	28,812	30,419
Total liabilities	4,797,009	5,004,081
Commitments and contingencies (Note 12)
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,113,794 and 163,965,231 shares outstanding; respectively	1,641	1,640
Additional paid-in capital	1,687,948	1,652,401
Accumulated deficit	(690,614)	(710,087)
Accumulated other comprehensive loss	(36,168)	(37,875)
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	962,807	906,079
Non-controlling interests	—	644
Total shareholders' equity	962,807	906,723
Total liabilities and shareholders' equity	$5,759,816	$5,910,804

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
	September 28, 2024		September 30, 2023
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	164,082,430	$1,641	167,366,561	$1,674
Stock issued relating to Employee Stock Purchase Plan	29,432	—	56,188	1
Shares issued for exercise/vesting of share-based compensation awards	1,932	—	169,784	1
Shares repurchased	—	—	(3,601,694)	(36)
Forfeiture of restricted stock awards	—	—	(31,614)	(1)
Balance at end of period	164,113,794	$1,641	163,959,225	$1,639
Additional paid-in capital
Balance at beginning of period		$1,674,766		$1,637,945
Share-based compensation expense		12,798		2,681
Exercise of stock options		—		4,737
Stock issued relating to Employee Stock Purchase Plan		402		1,468
Tax obligations for share-based compensation		(18)		—
Balance at end of period		$1,687,948		$1,646,831
(Accumulated deficit) retained earnings
Balance at beginning of period		$(675,667)		$152,293
Shares repurchased		—		(49,920)
Net loss		(14,947)		(799,311)
Balance at end of period		$(690,614)		$(696,938)
Accumulated other comprehensive loss
Balance at beginning of period		$(57,950)		$(44,898)
Other comprehensive income (loss)		21,782		(26,338)
Balance at end of period		$(36,168)		$(71,236)
Non-controlling interests
Balance at beginning of period		$—		$644
Other comprehensive loss		—		(13)
Balance at end of period		$—		$631
Total shareholders’ equity		$962,807		$880,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended
	September 28, 2024		September 30, 2023
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,965,231	$1,640	167,404,047	$1,674
Stock issued relating to Employee Stock Purchase Plan	73,196	—	82,546	1
Shares issued for exercise/vesting of share-based compensation awards	174,953	2	348,087	3
Share repurchases	—	—	(3,601,694)	(36)
Forfeiture of restricted stock awards	(99,586)	(1)	(273,761)	(3)
Balance at end of period	164,113,794	$1,641	163,959,225	$1,639
Additional paid-in capital
Balance at beginning of period		$1,652,401		$1,628,904
Share-based compensation expense		35,641		9,730
Exercise of stock options		—		6,117
Stock issued relating to Employee Stock Purchase Plan		904		2,080
Tax obligations for share-based compensation		(998)		—
Balance at end of period		$1,687,948		$1,646,831
(Accumulated deficit) retained earnings
Balance at beginning of period		$(710,087)		$84,795
Share repurchases		—		(49,920)
Net Income (loss)		19,473		(731,813)
Balance at end of period		$(690,614)		$(696,938)
Accumulated other comprehensive loss
Balance at beginning of period		$(37,875)		$(62,435)
Other comprehensive income (loss)		1,707		(8,801)
Balance at end of period		$(36,168)		$(71,236)
Non-controlling interests
Balance at beginning of period		$644		$631
Acquisition of non-controlling interest		(644)		—
Balance at end of period		$—		$631
Total shareholders’ equity		$962,807		$880,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023
Net income (loss)	$19,473	$(731,813)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,219	129,256
Goodwill impairment	—	850,970
Share-based compensation expense	35,641	9,730
Loss on foreign denominated transactions	8,744	3,706
Gain on foreign currency derivatives	(2,977)	(3,704)
(Gain) loss on sale and disposal of businesses, fixed assets, and sale leaseback transactions	(7,928)	1,730
Reclassification of interest rate hedge to income	(1,560)	(1,358)
Bad debt expense	5,759	1,244
Asset impairment charges and lease terminations	55,934	117,450
Amortization of deferred financing costs and bond discounts	7,240	6,287
Amortization of cloud computing	3,436	991
Provision for deferred income taxes	13,571	(134,266)
Loss on extinguishment of debt	205	—
Other, net	3,219	23,441
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(37,752)	2,464
Inventory	1,337	(12,531)
Prepaid and other assets	7,648	(3,909)
Advertising fund assets and liabilities, restricted	(4,209)	(10,923)
Other assets	(63,015)	(29,210)
Deferred commissions	642	658
Deferred revenue	1,248	1,961
Accounts payable	11,504	24,913
Accrued expenses and other liabilities	27,359	(29,442)
Income tax receivable	(8,230)	(5,612)
Cash provided by operating activities	208,508	212,033
Cash flows from investing activities:
Capital expenditures	(219,307)	(482,633)
Cash used in business acquisitions, net of cash acquired	(2,759)	(53,641)
Proceeds from sale leaseback transactions	17,944	172,230
Proceeds from sale or disposal of businesses and fixed assets	255,548	2,837
Cash provided by (used in) investing activities	51,426	(361,207)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(9,646)	—
Proceeds from the issuance of long-term debt	274,794	—
Repayment of long-term debt	(422,492)	(20,969)
Proceeds from revolving lines of credit and short-term debt	46,000	335,000
Repayment of revolving lines of credit and short-term debt	(71,000)	(120,000)
Repayment of principal portion of finance lease liability	(4,301)	(2,020)
Payment of Tax Receivable Agreement	(38,374)	—
Acquisition of non-controlling interest	(644)	—
Share repurchases	—	(49,956)
Tax obligations for share-based compensation	(998)	—
Stock option exercises	—	6,117
Other, net	—	(322)
Cash (used in) provided by financing activities	(226,661)	147,850
Effect of exchange rate changes on cash	71	365
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	33,344	(959)

Cash and cash equivalents, beginning of period	176,522	227,110
Cash included in advertising fund assets, restricted, beginning of period	38,537	32,871
Restricted cash, beginning of period	657	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	215,716	260,773
Cash and cash equivalents, end of period	204,181	211,280
Cash included in advertising fund assets, restricted, end of period	40,465	47,877
Restricted cash, end of period	4,414	657
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$249,060	$259,814

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$16,742	$24,855
Deferred consideration included in accrued expenses and other liabilities	1,705	9,275
Supplemental cash flow disclosures - cash paid for:
Interest	$111,304	$120,261
Income taxes	27,771	18,586

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. together with its subsidiaries (collectively, the “Company”) is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 5,100 franchised, independently-operated, and company-operated locations across 49 U.S. states and 13 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Take 5 Car Wash®, Meineke Car Care Centers®, MAACO®, CARSTAR®, Auto Glass Now®, and 1-800-Radiator & A/C® that compete in the automotive services industry.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to our pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divests. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current tax receivable liability of $56 million as of December 30, 2023 and a non-current tax receivable liability of $134 million and $118 million as of September 28, 2024 and December 30, 2023, respectively, on the consolidated balance sheets. We made payments of approximately $38 million under the Tax Receivable Agreement in 2024.
Note 2— Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three and nine months ended September 28, 2024 and September 30, 2023 each consisted of 13 weeks and 39 weeks, respectively. The Car Wash segment is consolidated based on a calendar month end.
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
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 30, 2023. Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 28, 2024 may not be indicative of the results to be expected for any other interim period or the year ending December 28, 2024.
The nine months ended September 28, 2024 include an adjustment to the unaudited consolidated balance sheet and consolidated statement of operations that originated in the prior year. The adjustment decreased current assets and increased selling, general, and administrative expenses by $3.7 million. The Company evaluated the materiality of the adjustment on prior period financial statements, recorded the adjustment in the current period, and concluded the effect of the adjustment was immaterial to both the current and prior financial statements.
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
In August 2023, the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock (the “Share Repurchase Program”). During the three and nine months ended September 30, 2023, the Company repurchased 3,601,694 shares of its common stock for approximately $50 million, at an average price per share of $13.87. All repurchases were made in open market transactions. As of September 30, 2023, the Company completed the purchase of all shares under the Share Repurchase Program.
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
Financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2024 and December 30, 2023 are summarized as follows:

Items Measured at Fair Value at September 28, 2024
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	$—	$1,464	$1,464
Derivative liabilities, recorded in accrued expenses and other liabilities	—	247	247

Items Measured at Fair Value at December 30, 2023
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	—	285	285
Derivative liabilities, recorded in accrued expenses and other liabilities	—	493	493
The carrying value and estimated fair value of total long-term debt were as follows:

	September 28, 2024		December 30, 2023
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,802,419	$2,673,945	$2,977,996	$2,800,011
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

2024 Acquisitions

The Company completed one acquisition within the Maintenance segment and one acquisition in the international car wash business within the Car Wash segment during the nine months ended September 28, 2024, representing two sites and one site, respectively, for an aggregate cash consideration, net of cash acquired and liabilities assumed, of less than $2 million.

2023 Acquisitions
The Company completed five acquisitions within the Maintenance segment during the nine months ended September 30, 2023, representing five sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $8 million.
The Company completed three acquisitions within the Car Wash segment during the nine months ended September 30, 2023, representing four sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $15 million.
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

2023 Maintenance Segment

(in thousands)	Maintenance
Assets:
Operating lease right-of-use assets	$2,678
Property and equipment, net	3,805
Deferred tax asset	10
Assets acquired	6,493
Liabilities:
Accrued expenses and other liabilities	179
Operating lease liabilities	2,476
Total liabilities assumed	2,655
Cash consideration, net of cash acquired	7,206
Deferred consideration	390
Total consideration, net of cash acquired	$7,596
Goodwill	$3,759
2023 Car Wash Segment

(in thousands)	Car Wash
Assets:
Operating lease right-of-use assets	$1,249
Property and equipment, net	11,181
Assets acquired	12,430
Liabilities:
Accrued expenses and other liabilities	11
Deferred tax liability	6
Operating lease liabilities	1,220
Total liabilities assumed	1,237
Cash consideration, net of cash acquired	15,293
Deferred consideration	25
Total consideration, net of cash acquired	$15,318
Goodwill	$4,125
2023 Paint, Collision & Glass Segment

(in thousands)	Paint, Collision & Glass
Assets:
Inventory	$35
Property and equipment, net	667
Deferred tax asset	51
Assets acquired	753
Cash consideration, net of cash acquired	4,947
Deferred consideration	695
Total Consideration, net of cash acquired	$5,642
Goodwill	$4,889
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
Deferred Consideration and Transaction Costs
Deferred consideration is typically paid six months to one-year after the acquisition closing date once all conditions under the purchase agreement have been satisfied. The Company had $2 million and $9 million of deferred consideration related to acquisitions as of September 28, 2024 and September 30, 2023, respectively. The Company paid approximately $1 million and $27 million of deferred consideration related to prior acquisitions during the nine months ended September 28, 2024 and September 30, 2023, respectively. Deferred consideration is recorded within investing activities at the time of payment.
The Company incurred less than $1 million of transaction costs during each of the three and nine months ended September 28, 2024 and September 30, 2023.
Divestitures
During the three months ended September 28, 2024, the Company completed the sale of its Canadian distribution business, primarily operated under the PH Vitres D’Auto brand, within the Platform Services segment at a purchase price of approximately $78 million. The sale included essentially all assets and liabilities associated with the business as well as allocated goodwill of $13 million resulting in a gain of $3 million on the sale of business within selling, general and administrative expenses on the unaudited consolidated statement of operations during the three and nine months ended September 28, 2024. Approximately $47 million of the sale proceeds were utilized to repay a portion of outstanding secured senior notes with the remainder primarily utilized to repay a portion of the outstanding Term Loan.
During the nine months ended September 28, 2024, the Company sold nine company-operated stores within the Paint, Collision, & Glass segment to a franchisee at a purchase price of $18 million. The Company sold certain store assets as well as allocated $9 million of Paint, Collision & Glass goodwill based on the fair value of the segment at the time of sale, resulting in a gain of $6 million on the sale of businesses within selling, general, and administrative expenses on the unaudited consolidated statement of operations during the nine months ended September 28, 2024.
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
Capitalized costs to obtain a contract as of September 28, 2024 and December 30, 2023 were $7 million and $6 million, respectively, and are presented within deferred commissions on the consolidated balance sheets. The Company recognized less than $1 million of costs during the three and nine months ended months ended September 28, 2024, respectively, and the Company recognized less than $1 million and $1 million during the three and nine months ended September 30, 2023, respectively, that were recorded as a contract asset at the beginning of the periods.
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $32 million and $31 million as of September 28, 2024 and December 30, 2023, respectively, which are presented within deferred revenue on the consolidated balance sheets. The Company recognized less than $1 million and $1 million of revenue relating to contract liabilities during the three months ended September 28, 2024 and September 30, 2023, respectively. The Company recognized $2 million and $4 million of revenue relating to contract liabilities during the nine months ended September 28, 2024 and September 30, 2023, respectively.
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
Segment results for the three and nine months ended September 28, 2024 and September 30, 2023 are as follows:

	Three Months Ended September 28, 2024
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$14,699	$—	$25,095	$9,681	$—	$49,475
Company-operated store sales	231,050	90,451	65,380	1,251	—	388,132
Independently-operated store sales	—	49,959	—	—	—	49,959
Advertising fund contributions	—	—	—	—	26,823	26,823
Supply and other revenue	32,438	1,765	18,477	41,286	(16,676)	77,290
Total revenue	$278,187	$142,175	$108,952	$52,218	$10,147	$591,679
Segment Adjusted EBITDA	$96,666	$25,563	$34,703	$22,467	$(39,144)	$140,255

	Three Months Ended September 30, 2023
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$14,566	$—	$23,799	$8,997	$—	$47,362
Company-operated store sales	204,460	98,132	85,207	1,242	—	389,041
Independently-operated store sales	—	43,582	—	—	—	43,582
Advertising fund contributions	—	—	—	—	27,121	27,121
Supply and other revenue	25,333	1,099	20,408	45,695	(18,607)	73,928
Total revenue	$244,359	$142,813	$129,414	$55,934	$8,514	$581,034
Segment Adjusted EBITDA	$85,483	$20,494	$32,545	$22,396	$(37,496)	$123,422

	Nine Months Ended September 28, 2024
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$45,917	$—	$74,202	$24,430	$—	$144,549
Company-operated store sales	682,730	275,889	195,412	3,238	—	1,157,269
Independently-operated store sales	—	163,286	—	—	—	163,286
Advertising fund contributions	—	—	—	—	75,804	75,804
Supply and other revenue	89,176	4,625	57,751	139,617	(56,606)	234,563
Total net revenue	$817,823	$443,800	$327,365	$167,285	$19,198	$1,775,471
Segment Adjusted EBITDA	$291,037	$88,469	$100,695	$67,649	$(122,156)	$425,694

	Nine Months Ended September 30, 2023
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$41,224	$—	$74,627	$24,831	$—	$140,682
Company-operated store sales	605,393	302,193	248,796	3,303	—	1,159,685
Independently-operated store sales	—	157,647	—	—	—	157,647
Advertising fund contributions	—	—	—	—	73,547	73,547
Supply and other revenue	67,737	4,708	59,952	137,171	(50,777)	218,791
Total net revenue	$714,354	$464,548	$383,375	$165,305	$22,770	$1,750,352
Segment Adjusted EBITDA	$242,528	$101,303	$109,052	$61,923	$(119,149)	$395,657

The reconciliations of (Loss) income before taxes to Segment Adjusted EBITDA for the three and nine months ended September 28, 2024 and September 30, 2023 are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
(Loss) income before taxes	$(5,140)	$(951,129)	$53,315	$(852,385)
Depreciation and amortization	43,357	45,639	131,219	129,256
Interest expense, net	43,677	41,292	119,245	120,304
Acquisition related costs(a)	(606)	1,667	1,459	7,264
Non-core items and project costs, net(b)	6,426	1,486	16,263	6,113
Store opening costs	1,476	1,372	3,679	3,774
Cloud computing amortization(c)	1,022	991	3,436	991
Share-based compensation expense(d)	12,798	2,681	35,641	9,730
Foreign currency transaction loss, net(e)	765	2,980	5,767	3
Goodwill impairment(f)	—	850,970	—	850,970
Asset sale leaseback (gain) loss,net, impairment and closed store expenses(g)	36,275	125,473	55,465	119,637
Loss on debt extinguishment(h)	205	—	205	—
Segment Adjusted EBITDA	$140,255	$123,422	$425,694	$395,657
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
(b)     Consists of discrete items and project costs, including third party consulting, professional, and legal fees associated with strategic transformation initiatives as well as non-recurring payroll-related costs.
(c) Includes non-cash amortization expenses relating cloud computing arrangements.
(d)     Represents non-cash share-based compensation expense.
(e)    Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans as well as gains and losses on cross currency swaps and forward contracts.
(f)     Relates to a goodwill impairment within the Car Wash segment. Refer to Note 6 for additional information.
(g)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, assets held for sale, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates. Refer to Note 6 for additional information.
(h)     Represents charges incurred related to the Company’s partial repayment of Senior Secured Notes in conjunction with the sale of its Canadian distribution business.

Note 6— Assets Held For Sale and Impairments
U.S. Car Wash
During 2023, management performed a strategic review of the U.S. car wash operations, which included, but was not limited to, an evaluation of the following: store performance, the competitive landscape, revenue and expense optimization opportunities, and capital requirements. As a result of this strategic review, management approved the closure of 29 stores, halted the opening of new company-operated stores, and began marketing property and equipment for sale that will not be utilized by the Company. These actions resulted in the transfer of assets from property and equipment to assets held for sale and impairment charges of $111 million relating to property and equipment, assets held for sale, and right-of-use assets during the three and nine months ended September 30, 2023.
As a result of the evaluation performed during 2023, as well as other qualitative and quantitative factors, including a decline in the stock price during the third quarter of 2023, management determined a triggering event had occurred requiring a step one quantitative analysis of the Company’s goodwill and indefinite lived intangible assets. Based on the results of our interim impairment analysis, we concluded the carrying value of the U.S. Car Wash reporting unit exceeded its fair value, and we recorded a full goodwill impairment charge of $851 million during the three and nine months ended September 30, 2023. The fair value of the remaining reporting units exceeded their carrying amounts, indicating no goodwill impairment. The fair values of each reporting unit were determined using a combination of the income approach and market approach valuation methodologies.
The changes in assets held for sale were as follows:

(in thousands)
Balance at December 30, 2023	$301,229
Additions	78,868
Impairments	(40,926)
Sales and disposals	(153,186)
Balance at September 28, 2024	$185,985
During the nine months ended September 28, 2024, management continued to enhance properties included within held for sale resulting in an increase to assets held for sale of $79 million. Management evaluated the fair value for all assets included within assets held for sale, which resulted in an impairment of $11 million and $41 million for the three and nine months ended September 28, 2024, respectively. In addition, during the nine months ended September 28, 2024, the Company sold 48 properties resulting in a net gain of $1 million and $12 million for the three and nine months ended September 28, 2024, respectively. The Company will continue to evaluate the fair value of assets held for sale, which may result in additional impairments.

Note 7 — Long-Term Debt
The Company’s long-term debt obligations consist of the following:

(in thousands)	September 28, 2024	December 30, 2023
Series 2018-1 Securitization Senior Notes, Class A-2	$—	$259,188
Series 2019-1 Securitization Senior Notes, Class A-2	275,926	285,000
Series 2019-2 Securitization Senior Notes, Class A-2	254,945	263,313
Series 2020-1 Securitization Senior Notes, Class A-2	163,519	168,875
Series 2020-2 Securitization Senior Notes, Class A-2	422,673	436,500
Series 2021-1 Securitization Senior Notes, Class A-2	425,966	439,875
Series 2022-1 Securitization Senior Notes, Class A-2	349,068	360,438
Series 2024-1 Securitization Senior Notes, Class A-2	274,313	—
Term Loan Facility	390,000	491,250
Revolving Credit Facility	223,000	248,000
Other debt (a)	23,009	25,557
Total debt	2,802,419	2,977,996
Less: unamortized debt issuance costs	(36,975)	(34,511)
Less: current portion of long-term debt	(32,872)	(32,673)
Total long-term debt, net	$2,732,572	$2,910,812
(a) Consists primarily of finance lease obligations.
Series 2019-3 Variable Funding Securitization Senior Notes
In December 2019, Driven Brands Funding, LLC (the “Issuer”) issued Series 2019-3 Variable Funding Senior Notes, Class A-1 (the “2019 VFN”) in the revolving amount of $115 million.The commitment under the 2019 VFN was set to expire in July 2022, with the option of three one-year extensions. In July 2023, the Company exercised the second of three one-year extension options. As of July 1, 2023, borrowings incur interest at the Base Rate plus an applicable margin or Secured Overnight Financing Rate (“SOFR”) plus an applicable term adjustment. In July 2024, the 2019 VFN was refinanced with the 2024 VFN described below.
2022-1 Securitization Senior Notes
In conjunction with the issuance of the 2022-1 Securitization Senior Notes, the Issuer and Driven Brands Canada Funding Corporation (together “the Co-Issuers”) also issued Series 2022-1 Class A-1 Notes in the amount of $135 million, which can be accessed at the Co-Issuers’ option if certain conditions are met.
2024-1 Securitization Senior Notes
In July 2024, the Co-Issuers issued $275 million of 2024-1 Class A-2 Securitization Senior Notes (the “2024-1 Senior Notes”) bearing a fixed interest rate of 6.372% per annum. The 2024-1 Senior Notes have a final legal maturity date in October 2054 and an anticipated repayment date in October 2031. The 2024-1 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Proceeds from the 2024-1 Senior Notes were primarily used to repay the Company’s 2018-1 Class A-2 Securitization Senior Notes (the “2018-1 Senior Notes”). The Company incurred costs with third parties related to the issuance of the 2024-1 Senior Notes of $2 million included within interest expense, net on the unaudited consolidated statement of operations.
Series 2024-1 Variable Funding Securitization Senior Notes
In July 2024, the Co-Issuers issued Series 2024-1 Variable Funding Senior Notes, Class A-1 (the “2024 VFN”) in the revolving amount of $400 million. The 2024 VFN have a final legal maturity date in October 2054. The commitment under the 2024 VFN is set to expire in October 2029, with the option of two one-year extensions. The 2024 VFN are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Borrowings incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable margin. As of September 28, 2024, there were no amounts outstanding under the 2024 VFN and $26 million of outstanding letters of credit which reduced the borrowing availability under the 2024 VFN.

Driven Holdings Revolving Credit Facility
In May 2021, Driven Holdings, LLC, (the “Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of Driven Brands Holdings Inc., entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (the “Revolving Credit Facility”), which provides for an aggregate amount of up to $300 million, and has a maturity date in May 2026 (the “Credit Agreement”). In June 2023, the Credit Agreement was amended pursuant to which as of July 2023, borrowings will incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable term adjustment. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.
There was $223 million outstanding on the Revolving Credit Facility as of September 28, 2024 with $46 million of borrowings and $71 million of repayments made during the nine months ended September 28, 2024.
The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of September 28, 2024, the Company and its subsidiaries were in material compliance with such covenants.
Note 8 — Leases
During the nine months ended September 28, 2024, the Company sold 12 maintenance properties in various locations throughout the U.S. for a total of $17 million. During the nine months ended September 30, 2023, the Company sold 10 maintenance and 38 car wash properties in various locations throughout the U.S. for a total of $171 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements each have an initial term of 16 to 20 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $13 million and $13 million, respectively, as of September 28, 2024, and $132 million and $132 million, respectively, as of September 30, 2023 related to these lease arrangements. The Company recorded gains of $2 million and $5 million for the three and nine months ended September 28, 2024, respectively, and a loss of less than $1 million and a gain of $25 million for the three and nine months ended September 30, 2023, respectively.
Supplemental cash flow information related to the Company’s lease arrangements for the nine months ended September 28, 2024 and September 30, 2023, respectively, was as follows:

	Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$127,495	$108,232
Operating cash flows used in finance leases	150	866
Financing cash flows used in finance leases	297	1,056
Note 9 — Share-based Compensation
The Company granted new awards during the three months ended September 28, 2024, consisting of 596,700 restricted stock units (“RSUs”) and 139,684 performance stock units (“PSUs”). The Company granted new awards during the nine months ended September 28, 2024 including 1,548,230 RSUs and 1,215,468 PSUs.
Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. The RSUs vest ratably each year on the anniversary date generally over a two-or three-year period. The PSUs vest after a three-year performance period. The number of PSUs that vest is contingent on the Company achieving certain performance goals, one being a performance condition and the other being a market condition. The number of PSU shares that vest may range from 0% to 200% of the original grant, based upon the level of performance. Certain awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense. For both RSUs and PSUs, if the grantee’s continuous service terminates for any reason, the grantee shall forfeit all rights, title, and interest in any unvested units as of the termination date.
The fair value of the total RSUs, performance-based PSUs, and market-based PSUs granted during the three months ended September 28, 2024 were $8 million, $1 million, and $1 million, respectively. The fair value of the total RSUs, performance-based PSUs, and market-based PSUs granted during the nine months ended September 28, 2024 were $21 million, $10 million, and $9 million, respectively. The Company based the fair value of the RSUs and performance-based PSUs on the Company’s stock price on the grant date.

The range of assumptions used for issued PSUs with a market condition valued using the Monte Carlo model were as follows:

Nine Months Ended
	September 28, 2024	September 30, 2023
Annual dividend yield	—%	—%
Expected term (years)	2.4 - 2.8	2.6 - 2.8
Risk-free interest rate	3.89% - 4.65%	3.65% - 4.51%
Expected volatility	49.2% - 54.1%	37.9% - 38.8%
Correlation to the index peer group	42.6% - 49.2%	60.2% - 60.3%
The Company recorded $13 million and $36 million of share-based compensation expense during the three and nine months ended September 28, 2024, respectively, and $3 million and $10 million during the three and nine months ended September 30, 2023, respectively, within selling, general, and administrative expenses on the unaudited consolidated statements of operations. The increase in share-based compensation expense primarily relates to the modification of pre-IPO awards in the fourth quarter of 2023.
Note 10—(Loss) Earnings Per Share
The Company calculates basic and diluted (loss) earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Basic (loss) earnings per share:
Net (loss) income	$(14,947)	$(799,311)	$19,473	$(731,813)
Less: Net (loss) income attributable to participating securities, basic	(316)	(16,670)	412	(15,354)
Net (loss) income after participating securities, basic	(14,631)	(782,641)	19,061	(716,459)
Weighted-average common shares outstanding	159,804	162,398	159,743	162,698
Basic (loss) earnings per share	$(0.09)	$(4.82)	$0.12	$(4.40)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Diluted (loss) earnings per share:
Net (loss) income	$(14,947)	$(799,311)	$19,473	$(731,813)
Less: Net (loss) income attributable to participating securities, diluted	(60)	(15,051)	78	(13,753)
Net (loss) income after participating securities, diluted	$(14,887)	$(784,260)	$19,395	$(718,060)
Weighted-average common shares outstanding	159,804	162,398	159,743	162,698
Dilutive effect of share-based awards	—	—	970	—
Weighted-average common shares outstanding, as adjusted	159,804	162,398	160,713	162,698
Diluted (loss) earnings per share	$(0.09)	$(4.83)	$0.12	$(4.41)
Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers which include non-forfeitable dividend rights.
The Company had performance awards that are contingent on performance conditions which have not yet been met and therefore were excluded from the computation of weighted average shares of 1,887,842 shares for the three and nine months ended September 28, 2024 and 4,661,630 shares for the three and nine months ended September 30, 2023.

For the three months ended September 28, 2024 and the three and nine months ended September 30, 2023, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would be antidilutive.
The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three Months Ended		Nine Months Ended
Number of securities (in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Restricted stock units	575	516	738	480
Stock Options	1,740	1,740	1,740	1,704
Total	2,315	2,256	2,478	2,184
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
Income tax expense was $10 million for the three months ended September 28, 2024 compared to an income tax benefit of $152 million for the three months ended September 30, 2023. The effective income tax rate for the three months ended September 28, 2024 was (190.8%) primarily driven by the recognition of valuation allowances on income tax carryforwards in certain domestic jurisdictions that are not more likely than not to be realized, non-deductible share-based compensation, and state taxes related to pre-tax income compared to 16.0% for the three months ended September 30, 2023.
Income tax expense was $34 million for the nine months ended September 28, 2024 compared to an income tax benefit of $121 million for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 28, 2024 was 63.5% primarily driven by the recognition of valuation allowances on income tax carryforwards in certain domestic jurisdictions that are not more likely than not to be realized, non-deductible share-based compensation, and state taxes related to pre-tax income compared to 14.1% for the nine months ended September 30, 2023.
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
Genesee County Employees’ Retirement System v. Driven Brands Holdings Inc., et al. – On December 22, 2023, Genesee County Employees’ Retirement System filed a putative class action lawsuit in the U.S. District Court for the Western District of North Carolina (the “Court”) against the Company as well as a current and a former Company executive (the “Individual Defendants”) alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act by the Company, as well as violations of Section 20(a) of the Exchange Act by the Individual Defendants. Genesee County Employees’ Retirement System, Oakland County Employees’ Retirement System, and Oakland County Voluntary Employees’ Beneficiary Association (collectively the “Michigan Funds”) moved for appointment as lead plaintiffs. The Michigan Funds purport to represent a class of stockholders who purchased Company shares between October 27, 2021 and August 1, 2023. On May 31, 2024, the Court appointed the Michigan Funds as lead plaintiffs. On August 13, 2024, the Michigan Funds filed an amended complaint and on October 14, 2024, the Company filed a motion to dismiss the amended complaint. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.

Other than the matter described above, as of September 28, 2024, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands,” “the Company,” “we,” “us,” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this quarterly report. We operate on a 52 or 53-week fiscal year, which ends on the last Saturday in December. The three months ended September 28, 2024 and September 30, 2023 were both 13 weeks periods. The nine months ended September 28, 2024 and September 30, 2023 were both 39 week periods.
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of more than 5,100 locations across 49 U.S. states and 13 other countries. Our scaled, diversified platform fulfills an extensive range of core retail and commercial automotive needs, including paint, collision, glass, and repair services, as well as a variety of high-frequency services, such as oil changes and car washes.
We have continued to grow our base of consistent recurring revenue by adding new franchised and company-operated stores and same store sales growth. Driven Brands generated net revenue of approximately $592 million and $1.8 billion during the three and nine months ended September 28, 2024, respectively, an increase of 2% and 1%, respectively, compared to the prior year comparative periods, and system-wide sales of approximately $1.6 billion and $4.9 billion during the three and nine months ended September 28, 2024, respectively, an increase of 2% and 3% from the prior year comparative periods.
Although we have continued to experience total Company same store sales growth for 15 consecutive quarters through our diversified customer base and service offerings, we have experienced and expect to continue experiencing softening demand across several of our segments, primarily as a result of inflationary pressures, increased competition, industry dynamics, and negative weather patterns, including hurricanes.
Q3 2024 Three Months Ended Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Net revenue increased 2% to $592 million, driven by higher product and service revenue due to an increase in system-wide sales, net new store growth, and a positive impact from foreign exchange.
•Consolidated same store sales increased 1%.
•The Company added 56 net new stores during the quarter.
•Net loss decreased $784 million to $15 million or $0.09 loss per diluted share, primarily relating to decreased impairment charges, net new store growth, and improved margins across the Paint, Collision & Glass, Car Wash, and Platform Services segments, partially offset by increased employee related benefit costs, including share-based compensation expense, reduced margins within the Maintenance segment, and increased income tax expense.
•Adjusted Net Income (non-GAAP) increased 40% to $42 million or $0.26 per diluted share. The increase was primarily due to net new store growth, and margin improvements across the Paint, Collision & Glass, Car Wash, and Platform Services segments, partially offset by increased employee related benefit costs and reduced margins within the Maintenance segment.
•Adjusted EBITDA (non-GAAP) increased 14% to $139 million. The increase was primarily due to net new store growth and margin improvements across the Paint, Collision & Glass, Car Wash, and Platform Services segments, partially offset by increased employee related benefit costs and reduced margins within the Maintenance segment.
Q3 2024 Nine Months Ended Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Net revenue increased 1% to $1,775 million, driven by higher product and service revenue due to an increase in system-wide sales, net new store growth, and a positive impact from foreign exchange.
•Consolidated same store sales increased less than 1%.
•The Company added 121 net new stores during the first nine months of 2024.
•Net Income increased $751 million to $19 million or $0.12 per diluted share, primarily relating to decreased impairment charges in the current period, net new store growth, improved operating margins within the Maintenance, Platform Services, and Paint, Collision & Glass segments, and increased gains relating to the sale of assets and businesses, partially offset by increased employee related benefit costs, including share-based compensation expense, increased income tax expense, and reduced margins within the Car Wash segment.
•Adjusted Net Income (non-GAAP) increased 20% to $138 million or $0.84 per diluted share. The increase was primarily due to net new store growth and margin improvements within our Maintenance, Platform Services, and Paint, Collision & Glass segments as well as decreased interest expense, partially offset by increased employee related benefit costs and reduced margins within the Car Wash segment.
•Adjusted EBITDA (non-GAAP) increased 8% to $422 million. The increase was primarily due to net new store growth and improved margins within our Maintenance, Platform Services, and Paint, Collision & Glass segments, partially offset by increased employee related benefit costs and reduced margins within the Car Wash segment.
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
Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Segment Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Segment Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 5 in our consolidated financial statements for a reconciliation of income before taxes to Segment Adjusted EBITDA for the three and nine months ended September 28, 2024 and September 30, 2023.

The following table sets forth our key performance indicators for the three and nine months ended September 28, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
(in thousands, except store count or as otherwise noted)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$535,942	$502,482	$1,571,046	$1,429,049
Car Wash	140,410	141,714	439,175	459,840
Paint, Collision & Glass	857,210	845,644	2,601,490	2,554,216
Platform Services	108,194	119,199	301,982	327,911
Total	$1,641,756	$1,609,039	$4,913,693	$4,771,016
System-Wide Sales by Business Model:
Franchised Stores	$1,203,665	$1,176,416	$3,593,138	$3,453,684
Company-Operated Stores	388,132	389,041	1,157,269	1,159,685
Independently-Operated Stores	49,959	43,582	163,286	157,647
Total	$1,641,756	$1,609,039	$4,913,693	$4,771,016
Store Count
Store Count by Segment:
Maintenance	1,899	1,732	1,899	1,732
Car Wash	1,107	1,133	1,107	1,133
Paint, Collision & Glass	1,897	1,920	1,897	1,920
Platform Services	206	208	206	208
Total	5,109	4,993	5,109	4,993
Store Count by Business Model:
Franchised Stores	3,078	2,977	3,078	2,977
Company-Operated Stores	1,312	1,301	1,312	1,301
Independently-Operated Stores	719	715	719	715
Total	5,109	4,993	5,109	4,993
Same Store Sales %
Maintenance	3.0%	9.1%	4.0%	10.8%
Car Wash	1.8%	(4.0%)	(3.4%)	(6.7%)
Paint, Collision & Glass	1.3%	8.6%	0.7%	13.3%
Total consolidated	1.1%	6.4%	0.8%	8.6%
Segment Adjusted EBITDA
Maintenance	$96,666	$85,483	$291,037	$242,528
Car Wash	25,563	20,494	88,469	101,303
Paint, Collision & Glass	34,703	32,545	100,695	109,052
Platform Services	22,467	22,396	67,649	61,923
Adjusted EBITDA as a percentage of net revenue by segment
Maintenance	34.7%	35.0%	35.6%	34.0%
Car Wash	18.0%	14.4%	19.9%	21.8%
Paint, Collision & Glass	31.9%	25.1%	30.8%	28.4%
Platform Services	43.0%	40.0%	40.4%	37.5%
Total consolidated	23.5%	21.0%	23.8%	22.4%

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
Adjusted Net Income/Adjusted Earnings per Share. We define Adjusted Net Income as net income calculated in accordance with GAAP, adjusted for acquisition related costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges, amortization related to acquired intangible assets, and the tax effect of the adjustments. Adjusted Earnings Per Share is calculated by dividing Adjusted Net Income by the weighted average shares outstanding. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.

The following table provides a reconciliation of Net (Loss) Income to Adjusted Net Income and Adjusted Earnings per Share:
Adjusted Net Income /Adjusted Earnings per Share

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net (loss) income	$(14,947)	$(799,311)	$19,473	$(731,813)
Acquisition related costs(a)	(606)	1,667	1,459	7,264
Non-core items and project costs, net(b)	6,426	1,486	16,263	6,113
Cloud computing amortization(c)	1,022	991	3,436	991
Share-based compensation expense(d)	12,798	2,681	35,641	9,730
Foreign currency transaction loss, net(e)	765	2,980	5,767	3
Goodwill impairment(f)	—	850,970	—	850,970
Asset sale leaseback (gain) loss, net, impairment and closed store expenses(g)	36,275	125,473	55,465	119,637
Loss on debt extinguishment (h)	205	—	205	—
Amortization related to acquired intangible assets(i)	5,980	9,252	19,528	23,564
Valuation allowance for deferred tax asset(j)	7,941	—	9,196	—
Adjusted net income before tax impact of adjustments	55,859	196,189	166,433	286,459
Tax impact of adjustments(k)	(14,100)	(166,320)	(28,543)	(171,783)
Adjusted net income	$41,759	$29,869	$137,890	$114,676

(Loss) earnings per share
Basic	$(0.09)	$(4.82)	$0.12	$(4.40)
Diluted	$(0.09)	$(4.83)	$0.12	$(4.41)

Adjusted earnings per share
Basic	$0.27	$0.18	$0.84	$0.69
Diluted	$0.26	$0.18	$0.84	$0.68

Weighted average shares outstanding
Basic	159,804	162,398	159,743	162,698
Diluted	159,804	162,398	160,713	162,698

Weighted average shares outstanding for Adjusted Net Income
Basic	159,804	162,398	159,743	162,698
Diluted	161,113	165,850	160,713	166,557

Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.

The following table provides a reconciliation of Net (Loss) Income to Adjusted EBITDA:

Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net (loss) income	$(14,947)	$(799,311)	$19,473	$(731,813)
Income tax expense	9,807	(151,818)	33,842	(120,572)
Interest expense, net	43,677	41,292	119,245	120,304
Depreciation and amortization	43,357	45,639	131,219	129,256
EBITDA	81,894	(864,198)	303,779	(602,825)
Acquisition related costs(a)	(606)	1,667	1,459	7,264
Non-core items and project costs, net(b)	6,426	1,486	16,263	6,113
Cloud computing amortization(c)	1,022	991	3,436	991
Share-based compensation expense(d)	12,798	2,681	35,641	9,730
Foreign currency transaction loss, net(e)	765	2,980	5,767	3
Goodwill impairment(f)	—	850,970	—	850,970
Asset sale leaseback (gain) loss, net, impairment and closed store expenses(g)	36,275	125,473	55,465	119,637
Loss on debt extinguishment (h)	205	—	205	—
Adjusted EBITDA	$138,779	$122,050	$422,015	$391,883
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
(f)     Relates to a goodwill impairment within the Car Wash segment. Refer to Note 6 for additional information.
(g)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, assets held for sale, and lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.
(h)     Represents charges incurred related to the Company’s partial repayment of Senior Secured Notes in conjunction with the sale of its Canadian distribution business.
(i)    Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the unaudited consolidated statement of operations.
(j)    Represents valuation allowances on income tax carryforwards in certain domestic jurisdictions that are not more likely than not to be realized.
(k)     Represents the tax impact of adjustments associated with the reconciling items between net income and Adjusted Net Income, excluding the provision for uncertain tax positions and valuation allowance for certain deferred tax assets. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 36% depending upon the tax attributes of each adjustment and the applicable jurisdiction.

Results of Operations for the Three Months Ended September 28, 2024 Compared to the Three Months Ended September 30, 2023
Net Loss
We recognized a net loss of $15 million, or $0.09 loss per diluted share, for the three months ended September 28, 2024 compared to a net loss of $799 million, or $4.83 loss per diluted share, for the three months ended September 30, 2023. The improvement of approximately $784 million was primarily due to the following:
•a non-cash goodwill impairment charge in the prior year period of $851 million;
•non-cash asset impairment charges of $24 million in the current period relating to assets held for sale as well as property and equipment and right-of-use assets at closed stores compared to $111 million in the prior year period, which primarily related to Car Wash assets including approved store closures, underperforming stores, and assets held for sale;
•positive same store sales across all segments, net new store openings, primarily within the Maintenance segment, and operating margin improvements within the Paint, Collision & Glass, Car Wash, and Platform Services segments; and
•a positive impact from foreign exchange.
These increases were partially offset by:
•an increase in tax expense of $162 million, primarily relating to impairment charges in the prior year;
•increased payroll and employee benefit costs, including $10 million of additional share-based compensation expense primarily relating to the modification of pre-IPO awards in the fourth quarter of 2023; and
•decreased operating margins within the Maintenance segment.
Adjusted Net Income
Adjusted net income was $42 million, or $0.26 per diluted share, for the three months ended September 28, 2024 compared to $30 million, or $0.18 per diluted share, for the three months ended September 30, 2023. This increase of $12 million was primarily due to the following:
•positive same store sales across all segments, net new store openings, primarily within the Maintenance segment, and operating margin improvements within the Paint, Collision & Glass, Car Wash, and Platform Services segments; and
•a positive impact from foreign exchange.
The increases were partially offset by:
•increased payroll and employee benefit costs; and
•decreased operating margins within the Maintenance segment.
Adjusted EBITDA
Adjusted EBITDA was $139 million for the three months ended September 28, 2024 compared to $122 million for the three months ended September 30, 2023. The increase of $17 million in Adjusted EBITDA was primarily due to:
•positive same store sales across all segments, net new store openings, primarily within the Maintenance segment, and operating margin improvements within the Paint, Collision & Glass, Car Wash, and Platform Services segments.
The increase was partially offset by:
•increased payroll and employee benefit costs; and
•decreased operating margins within the Maintenance segment.

To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the unaudited Consolidated Statements of Operations. Certain percentages presented in this section have been rounded, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Three Months Ended
(in thousands)	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues
Franchise royalties and fees	$49,475	8.3%	$47,362	8.1%
Company-operated store sales	388,132	65.7%	389,041	67.0%
Independently-operated store sales	49,959	8.4%	43,582	7.5%
Advertising fund contributions	26,823	4.5%	27,121	4.7%
Supply and other revenue	77,290	13.1%	73,928	12.7%
Total net revenue	$591,679	100.0%	$581,034	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased $2 million, or 4%, primarily due to the addition of 101 net new franchised stores and increased franchise system-wide sales of $27 million, or 2%, driven by franchise same store sales growth within the Paint, Collision & Glass and Maintenance segments, partially offset by decreased franchise system-wide sales within the Platform Services Segment.
Company-operated Store Sales
Company-operated store sales decreased less than $1 million of which $20 million and $8 million related to a decrease in the Paint, Collision & Glass and Car Wash segments, respectively, partially offset by an increase of $27 million within the Maintenance segment. The sales decrease in the Paint, Collision & Glass segment was primarily associated with the sale of nine company-operated stores to a franchisee in the current year, as well as decreased company-operated same store sales due to reduced volume. The decrease in Car Wash sales is primarily due to a decrease in company-operated same store sales primarily relating to lower volume from our retail customers as a result of unfavorable weather conditions, partially offset by an increase in membership revenue. The sales increase in the Maintenance segment was primarily due to same store sales growth and 71 net new company-operated stores. In total, the Company added 11 net new company-operated stores year-over-year.
Independently-operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) increased by $6 million, or 15%, primarily due to same store sales growth as a result of improved price realization, new product offerings, and favorable impacts from foreign exchange.
Advertising Fund Contributions
Advertising fund contributions remained flat primarily due to franchise system-wide sales mix. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue increased $3 million, or 5%, primarily from growth in product and service revenue within the Maintenance segment as a result of an increase in system-wide sales and net store growth, partially offset by decreased volume within the Paint, Collision & Glass segment and the sale of our Canadian distribution business in the current period.

Operating Expenses

	Three Months Ended
(in thousands)	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues
Company-operated store expenses	$242,073	40.9%	$262,282	45.1%
Independently-operated store expenses	29,382	5.0%	25,773	4.4%
Advertising fund expenses	26,823	4.5%	27,121	4.7%
Supply and other expenses	35,790	6.0%	38,816	6.7%
Selling, general, and administrative expenses	149,766	25.3%	123,012	21.2%
Acquisition related costs	(606)	(0.1%)	1,667	0.3%
Store opening costs	1,476	0.2%	1,372	0.2%
Depreciation and amortization	43,357	7.3%	45,639	7.9%
Goodwill impairment	—	—%	850,970	146.5%
Asset impairment charges and lease terminations	24,111	4.1%	111,239	19.1%
Total operating expenses	$552,172	93.3%	$1,487,891	256.1%
Company-operated Store Expenses
Company-operated store expenses decreased $20 million, or 8%, primarily due to improved labor efficiency, reduced property related expenses, and lower inventory costs in the current period.
Independently-operated Store Expenses
Independently-operated store expenses (comprised entirely of expenses from the international car wash locations) increased $4 million, or 14%, primarily related to variable costs associated with the increase in sales and increased rent charges.
Advertising Fund Expenses
Advertising fund expenses remained flat which is commensurate to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses decreased $3 million, or 8%, due to lower inventory and payroll costs, primarily relating to the sale of our Canadian distribution business in the current period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $27 million, or 22%, primarily due to increased payroll and employee benefit costs, including $10 million of additional share-based compensation expense primarily relating to the modification of pre-IPO awards in the fourth quarter of 2023, marketing expenses, closed store expenses, and third-party legal and professional fees. This increase was partially offset by decrease in the loss on sale or disposal of assets of $8 million in the current period compared to a $14 million loss in the prior year period.
Acquisition Related Costs
Acquisition related costs decreased $2 million, or 136%, primarily due to decreased acquisition activity in the current period and changes in estimates.
Store Opening Costs
Store opening costs increased by less than $1 million, primarily associated with Take 5 Oil Change (“Take 5 Oil”) new store openings in the current period compared with store opening costs associated with our Take 5 Oil and U.S. glass business in the prior period.

Depreciation and Amortization
Depreciation and amortization expense decreased $2 million, or 5%, primarily relating to a one-time adjustment of $4 million for property and equipment placed in service in the prior year quarter.
Goodwill Impairment
Goodwill impairment charge of $851 million in the three months ended September 30, 2023 is directly attributable to our Car Wash segment. For more information, refer to Note 6 in our consolidated financial statements included in this 10-Q.

Asset Impairment Charges and Lease Terminations

Asset impairment charges and lease terminations decreased $87 million for the three months ended September 28, 2024 compared to the three months ended September 30, 2023. During the three months ended September 28, 2024, impairment charges were primarily related to assets held for sale as well as assets associated with closed stores within the Car Wash segment. During the three months ended September 30, 2023, asset impairment charges were primarily related to property and equipment and right-of-use assets relating to 29 stores management approved for closure, underperforming stores, and assets held for sale or abandoned within the Car Wash segment. For more information, refer to Note 6 in our consolidated financial statements included within this Form 10-Q.
Interest Expense, Net

	Three Months Ended
(in thousands)	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues
Interest expense, net	$43,677	7.4%	$41,292	7.1%
Interest expense, net increased $2 million, or 6%, primarily due to costs associated with the issuance of the 2024-1 Senior Notes of $2 million as well as the increased fixed rate of 6.372% associated with the 2024-1 Senior Notes issued in July 2024 compared to the fixed rate of 4.739% associated with Series 2018-1 Senior Notes, which was repaid concurrently with the issuance of the 2024-1 Senior Notes, partially offset by reduced Term Loan interest as a result of principal payments of $101 million in the current year.
Foreign Currency Transaction Loss, Net

	Three Months Ended
	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues
Foreign currency transaction loss, net	$765	0.1%	$2,980	0.5%
The foreign currency transaction loss for the three months ended September 28, 2024 was primarily comprised of a loss on foreign currency hedges of $2 million, partially offset by a gain of $1 million on transaction gains in our foreign operations. The foreign currency transaction gain for the three months ended September 30, 2023 was primarily comprised of transaction losses in our foreign operations of $5 million, partially offset by a gain of $2 million on foreign currency hedges.
Loss on Debt Extinguishment

	Three Months Ended
(in thousands)	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues
Loss on debt extinguishment	$205	—%	$—	—%
Represents charges incurred related to the Company’s partial repayment of Senior Secured Notes in conjunction with the sale of its Canadian distribution business.

Income Tax Expense (Benefit)

	Three Months Ended
(in thousands)	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues
Income tax expense (benefit)	$9,807	1.7%	$(151,818)	(26.1%)
Income tax expense was $10 million for the three months ended September 28, 2024 compared to an income tax benefit of $152 million for the three months ended September 30, 2023. The effective income tax rate for the three months ended September 28, 2024 was (190.8%) primarily driven by the recognition of valuation allowances on income tax carryforwards in certain domestic jurisdictions that are not more likely than not to be realized, non-deductible share-based compensation, and state taxes related to pre-tax income compared to 16.0% for the three months ended September 30, 2023.
Results of Operations for the Nine Months Ended September 28, 2024 Compared to the Nine Months Ended September 30, 2023
Net Income (Loss)
We recognized net income of $19 million, or $0.12 per diluted share, for the nine months ended September 28, 2024, compared to a net loss of $732 million, or $4.41 loss per diluted share, for the nine months ended September 30, 2023. The improvement of approximately $751 million was primarily due to the following:
•a non-cash goodwill impairment charge in the prior year period of $851 million;
•non-cash asset impairment charges of $56 million in the current period, which primarily related to assets held for sale as well as property and equipment and right-of-use assets at closed stores in the current period compared to $117 million in the prior year period, which primarily related to Car Wash assets including store closures, underperforming stores, and assets held for sale;
•a net gain of $8 million primarily comprised of the sale of assets held for sale, a gain on the sale of of our Canadian distribution business, and sale leaseback transactions, partially offset primarily by the disposals of property and equipment in our Car Wash business during the nine months ended September 28, 2024 compared to a loss of $2 million during the nine months ended September 30, 2023; and
•positive same store sales within the Maintenance and Paint, Collision & Glass segments, net new store openings, primarily within the Maintenance segment, and operating margin improvements within the Maintenance, Paint, Collision & Glass, and Platform Services segments.
These increases were partially offset by:
•increased tax expense of $154 million, primarily relating to impairment charges in the prior year;
•increased payroll and employee benefit costs, including $26 million of additional share-based compensation expense primarily relating to the modification of pre-IPO awards in the fourth quarter of 2023;
•an unfavorable impact from foreign exchange of $6 million;
•increased marketing expenditures; and
•decreased operating margins within the Car Wash segment.
Adjusted Net Income
Adjusted net income was $138 million for the nine months ended September 28, 2024 compared to $115 million for the nine months ended September 30, 2023. This increase of $23 million was primarily due to the following:
•positive same store sales within the Maintenance and Paint, Collision & Glass segments, net new store openings, primarily within the Maintenance segment, and operating margin improvements within the Maintenance, Paint, Collision & Glass, and Platform Services segments.
The increases were partially offset by:
•increased payroll and employee benefit costs and marketing expenditures; and
•decreased operating margins within the Car Wash segment.
Adjusted EBITDA
Adjusted EBITDA was $422 million for the nine months ended September 28, 2024 compared to $392 million for the nine months ended September 30, 2023. The increase of $30 million was primarily due to:

•positive same store sales within the Maintenance and Paint, Collision & Glass segments, net new store openings, primarily within the Maintenance segment, and operating margin improvements within the Maintenance, Paint, Collision & Glass, and Platform Services segments.
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
Net Revenue

	Nine Months Ended
(in thousands)	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues
Franchise royalties and fees	$144,549	8.1%	$140,682	8.0%
Company-operated store sales	1,157,269	65.2%	1,159,685	66.3%
Independently-operated store sales	163,286	9.2%	157,647	9.0%
Advertising fund contributions	75,804	4.3%	73,547	4.2%
Supply and other revenue	234,563	13.2%	218,791	12.5%
Total net revenue	$1,775,471	100.0%	$1,750,352	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased $4 million, or 3%, primarily due to the addition of 101 net new franchised stores and an increase in franchise system-wide sales of $139 million, or 4%, driven by franchise same store sales growth within the Paint, Collision & Glass and Maintenance segments, partially offset by decreased franchise system-wide sales within the Platform Services Segment.
Company-Operated Store Sales
Company-operated store sales decreased $2 million, or less than 1%, of which approximately $53 million and $26 million related to a decrease in the Paint, Collision & Glass and Car Wash segments, respectively, partially offset by an increase of $77 million in the Maintenance segment. The sales decrease in the Paint, Collision & Glass segment was primarily driven by revenue associated with the sale of nine company-operated stores to a franchisee in the current period as well as decreased volume. The decrease in Car Wash sales is primarily due to the net reduction of 30 company-operated stores and a decrease in same store sales primarily relating to lower volume. The sales increase in the Maintenance segment was primarily due to same store sales growth and 71 net new company-operated stores. In aggregate, the Company added a net 11 company-operated stores year-over-year.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) increased $6 million, or 4%, due to same store sales growth as a result of improved price realization, new product offerings, and favorable impacts from foreign exchange.
Advertising Fund Contributions
Advertising fund contributions increased by $2 million, or 3%, primarily due to an increase in franchise system-wide sales of approximately $139 million, or 4%, from same store sales growth and an additional 101 net new franchise stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of the franchisee’s gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue increased $16 million, or 7%, primarily due to growth in product and service revenue within the Maintenance and Platform Services segments as a result of an increase in system-wide sales and net store growth, partially offset by decreased volume within the Paint, Collision & Glass segment and the sale of our Canadian distribution business in the current period.

Operating Expenses

	Nine Months Ended
(in thousands)	September 28, 2024	% of Net Revenues		September 30, 2023	% of Net Revenues
Company-operated store expenses	$738,300	41.6%		$762,731	43.6%
Independently-operated store expenses	90,693	5.1%		87,095	5.0%
Advertising fund expenses	75,804	4.3%		73,547	4.2%
Supply and other expenses	112,560	6.3%		118,188	6.8%
Selling, general, and administrative expenses	387,291	21.8%		332,155	19.0%
Acquisition related costs	1,459	0.1%		7,264	0.4%
Store opening costs	3,679	0.2%		3,774	0.2%
Depreciation and amortization	131,219	7.4%		129,256	7.4%
Goodwill impairment	—	—%	—	850,970	48.6%
Asset impairment charges and lease terminations	55,934	3.2%		117,450	6.7%
Total operating expenses	$1,596,939	89.9%		$2,482,430	141.8%
Company-Operated Store Expenses
Company-operated store expenses decreased $24 million, or 3%, primarily due to lower inventory costs and labor efficiency, partially offset by increased rent and property related expenses.
Independently-Operated Store Expenses
Independently-operated store expenses (comprised entirely of expenses from the international car wash locations) increased $4 million, or 4%, due to variable costs associated with the increase in sales.
Advertising Fund Expenses
Advertising fund expenses increased $2 million, or 3%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses decreased $6 million, or 5%, due to decreased payroll costs, primarily relating to the sale of our Canadian distribution business in the current period.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $55 million, or 17%, primarily due to increased payroll and employee benefit costs, including $26 million of additional share-based compensation expense primarily relating to the modification of pre-IPO awards in the fourth quarter of 2023, marketing expenses, closed store expenses, and third-party legal and professional fees. This increase was partially offset by a gain on the sale or disposal of assets and businesses of $8 million in the current period compared to a $2 million loss in the prior year period.
Acquisition Related Costs
Acquisition related costs decreased $6 million, or 80%, due to decreased acquisition activity in the current year compared to the prior year.
Store Opening Costs
Store opening costs remained flat primarily as the Company continues to open Take 5 Oil company-operated stores as well as undergo brand conversions of previously acquired locations.
Depreciation and Amortization
Depreciation and amortization expense increased $2 million, or 2%, due to additional fixed assets, primarily related to Take 5 Oil site development.

Goodwill Impairment
Goodwill impairment charge of $851 million in the nine months ended September 30, 2023 is directly attributable to our Car Wash segment. For more information, refer to Note 6 in our consolidated financial statements included in this 10-Q.
Asset Impairment Charges and Lease Terminations
Asset impairment charges and lease terminations decreased by $62 million for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. During the nine months ended September 28, 2024, impairment charges were primarily related to assets held for sale as well as assets associated with closed stores within the Car Wash segment. During the nine months ended September 30, 2023, impairment charges were primarily related to property and equipment and right-of-use assets relating to 29 stores management approved for closure, underperforming stores, and assets held for sale or abandoned within the Car Wash segment. For more information, refer to Note 6 in our consolidated financial statements included within this Form 10-Q.
Interest Expense, Net

	Nine Months Ended
(in thousands)	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues
Interest expense, net	$119,245	6.7%	$120,304	6.9%
Interest expense, net decreased $1 million, or 1%, primarily due to reduced Term Loan interest as a result of principal payments of $101 million in the current year, partially offset by increased interest and costs associated with the 2024-1 Senior Notes.
Foreign Currency Transaction Loss, Net

	Nine Months Ended
(in thousands)	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues
Foreign currency transaction loss, net	$5,767	0.3%	$3	—%
The foreign currency transaction loss for the nine months ended September 28, 2024 was primarily comprised of transaction losses in our foreign operations of $9 million, partially offset by a gain on foreign currency hedges of $3 million. The foreign currency transaction gain for the nine months ended September 30, 2023 was primarily comprised of transaction losses in our foreign operations of $4 million, partially offset by a gain of $4 million on foreign currency hedges.

Loss on Debt Extinguishment

	Nine Months Ended
(in thousands)	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues
Loss on Debt Extinguishment	$205	—%	$—	—%
Represents charges incurred related to the Company’s partial repayment of Senior Secured Notes in conjunction with the sale of its Canadian distribution business.

Income Tax Expense (Benefit)

	Nine Months Ended
(in thousands)	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues
Income tax expense (benefit)	$33,842	1.9%	$(120,572)	(6.9%)
Income tax expense was $34 million for the nine months ended September 28, 2024 compared to an income tax benefit of $121 million for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 28, 2024 was 63.5% primarily driven by the recognition of valuation allowances on income tax carryforwards in certain domestic jurisdictions that are not more likely than not to be realized, non-deductible share-based compensation and state taxes related to pre-tax income compared to 14.1% for the nine months ended September 30, 2023.

Segment Results of Operations for the Three Months Ended September 28, 2024 Compared to the Three Months Ended September 30, 2023
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, store opening and closure costs, straight-line rent, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. In addition, shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA is a supplemental measure of the operating performance of our segments and may not be comparable to similar measures reported by other companies.
Maintenance

	Three Months Ended		2024	2023
(in thousands, unless otherwise noted)	September 28, 2024	September 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$14,699	$14,566	5.3%	6.0%
Company-operated store sales	231,050	204,460	83.0%	83.6%
Supply and other revenue	32,438	25,333	11.7%	10.4%
Total revenue	$278,187	$244,359	100.0%	100.0%
Segment Adjusted EBITDA	$96,666	$85,483	34.7%	35.0%

System-Wide Sales			Change
Franchised stores	$304,892	$298,022	$6,870	2.3%
Company-operated stores	231,050	204,460	26,590	13.0%
Total System-Wide Sales	$535,942	$502,482	$33,460	6.7%

Store Count (in whole numbers)			Change
Franchised stores	1,204	1,108	96	8.7%
Company-operated stores	695	624	71	11.4%
Total Store Count	1,899	1,732	167	9.6%
Same Store Sales %	3.0%	9.1%
Maintenance revenue increased $34 million, or 14%, for the three months ended September 28, 2024, as compared to the three months ended September 30, 2023. Company-operated store sales increased by $27 million, or 13%, primarily due to same store sales growth and 71 net new company-operated stores. Supply and other revenue increased by $7 million, or 28%, primarily due to higher system-wide sales from franchised stores and product mix. Franchise royalties and fees increased less than $1 million, or 1%, primarily due to a $7 million, or 2%, increase in franchise system-wide sales from same store sales growth and 96 net new franchised stores.
Maintenance Segment Adjusted EBITDA increased $11 million, or 13%, primarily due to new store growth and same store sales growth.

Car Wash

	Three Months Ended		2024	2023
(in thousands, unless otherwise noted)	September 28, 2024	September 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	$90,451	$98,132	63.7%	68.7%
Independently-operated store sales	49,959	43,582	35.1%	30.5%
Supply and other revenue	1,765	1,099	1.2%	0.8%
Total revenue	$142,175	$142,813	100.0%	100.0%
Segment Adjusted EBITDA	$25,563	$20,494	18.0%	14.4%

System-Wide Sales			Change
Company-operated stores	$90,451	$98,132	$(7,681)	(7.8%)
Independently-operated stores	49,959	43,582	6,377	14.6%
Total System-Wide Sales	$140,410	$141,714	$(1,304)	(0.9%)

Store Count (in whole numbers)			Change
Company-operated stores	388	418	(30)	(7.2%)
Independently-operated stores	719	715	4	0.6%
Total Store Count	1,107	1,133	(26)	(2.3%)
Same Store Sales %	1.8%	(4.0%)

Car Wash Segment revenue decreased by less than $1 million, driven by an $8 million decrease in company-operated store sales primarily due to a decrease in company-operated same store sales primarily relating to lower volume from our retail customers as a result of unfavorable weather conditions, partially offset by an increase in membership revenue. Independently-operated store sales increased $6 million due to same store sales growth as a result of improved price realization, new product offerings, and favorable impacts from foreign exchange.
Car Wash is comprised of car wash sites throughout the U.S., Europe, and Australia with varying geographical, economical, and political factors, which could impact the results of the business. Our U.S. Car Wash locations have experienced softening demand, increased competitive pressures, and negative weather patterns, which have contributed to negative company-operated same store sales and could result in future asset impairment charges.
Car Wash Segment Adjusted EBITDA increased by $5 million, or 25%, primarily driven by positive same store sales within our independently-operated stores and improved inventory cost management, partially offset by decreased same store sales within company-operated stores and increased rent and marketing expenses.

Paint, Collision & Glass

	Three Months Ended		2024	2023
(in thousands, unless otherwise noted)	September 28, 2024	September 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$25,095	$23,799	23.0%	18.4%
Company-operated store sales	65,380	85,207	60.0%	65.8%
Supply and other revenue	18,477	20,408	17.0%	15.8%
Total revenue	$108,952	$129,414	100.0%	100.0%
Segment Adjusted EBITDA	$34,703	$32,545	31.9%	25.1%

System-Wide Sales			Change
Franchised stores	$791,830	$760,437	$31,393	4.1%
Company-operated stores	65,380	85,207	(19,827)	(23.3%)
Total System-Wide Sales	$857,210	$845,644	$11,566	1.4%

Store Count (in whole numbers)			Change
Franchised stores	1,669	1,662	7	0.4%
Company-operated stores	228	258	(30)	(11.6%)
Total Store Count	1,897	1,920	(23)	(1.2%)
Same Store Sales %	1.3%	8.6%
Paint, Collision & Glass revenue decreased $20 million, or 16%, for the three months ended September 28, 2024, as compared to the three months ended September 30, 2023. Company-operated store sales decreased $20 million, or 23%, driven by revenue associated with the sale of nine company-operated stores to a franchisee in the current year, as well as decreased same store sales due to reduced volume. Supply and other revenue decreased $2 million, or 9%, primarily due to decreased volume. Franchise royalties and fees increased $1 million, or 5%, primarily due to a $31 million, or 4%, increase in franchise system-wide sales, a net increase of 7 franchise stores, and positive franchise same store sales.
Paint, Collision & Glass Segment Adjusted EBITDA increased $2 million, or 7%, primarily due to growth in franchise revenue and improved labor efficiency.

Platform Services

	Three Months Ended		2024	2023
(in thousands, unless otherwise noted)	September 28, 2024	September 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$9,681	$8,997	18.5%	16.1%
Company-operated store sales	1,251	1,242	2.4%	2.2%
Supply and other revenue	41,286	45,695	79.1%	81.7%
Total revenue	$52,218	$55,934	100.0%	100.0%
Segment Adjusted EBITDA	$22,467	$22,396	43.0%	40.0%

System-Wide Sales			Change
Franchised stores	$106,943	$117,957	$(11,014)	(9.3%)
Company-operated stores	1,251	1,242	9	0.7%
Total System-Wide Sales	$108,194	$119,199	$(11,005)	(9.2%)

Store Count (in whole numbers)			Change
Franchised stores	205	207	(2)	(1.0%)
Company-operated stores	1	1	—	—%
Total Store Count	206	208	(2)	(1.0%)
Platform Services revenue decreased $4 million, or 7%, primarily due to the sale of our Canadian distribution business during the quarter, partially offset by an increase in total Company system-wide sales of $33 million, or 2%, which resulted in increased product purchases by franchisees and company-operated stores, primarily within the Maintenance segment.
Platform Services Segment Adjusted EBITDA remained flat primarily due to increased supply revenue related to the Maintenance segment offset by the EBITDA relating to the sale of our Canadian distribution business during the quarter.

Segment Results of Operations for the Nine Months Ended September 28, 2024 Compared to the Nine Months Ended September 30, 2023
We assess the performance of our segments based on Segment Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, store opening and closure costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Segment Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
Maintenance

	Nine Months Ended		2024	2023
(in thousands, unless otherwise noted)	September 28, 2024	September 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$45,917	$41,224	5.6%	5.8%
Company-operated store sales	682,730	605,393	83.5%	84.7%
Supply and other revenue	89,176	67,737	10.9%	9.5%
Total net revenue	$817,823	$714,354	100.0%	100.0%
Segment Adjusted EBITDA	$291,037	$242,528	35.6%	34.0%

System-Wide Sales			Change
Franchised stores	$888,316	$823,656	$64,660	7.9%
Company-operated stores	682,730	605,393	77,337	12.8%
Total System-Wide Sales	$1,571,046	$1,429,049	$141,997	9.9%

Store Count (in whole numbers)			Change
Franchised stores	1,204	1,108	96	8.7%
Company-operated stores	695	624	71	11.4%
Total Store Count	1,899	1,732	167	9.6%
Same Store Sales %	4.0%	10.8%
Maintenance net revenue increased $103 million, or 14%, driven primarily by a $77 million increase in company-operated store sales from same store sales growth and 71 net new company-operated stores. Supply and other revenue increased by $21 million, or 32%, primarily due to higher system-wide sales. Franchise royalties and fees increased by $5 million, or 11%, primarily due to a $65 million, or 8%, increase in franchise system-wide sales from same store sales growth and 96 net new franchise stores.
Maintenance Segment Adjusted EBITDA increased $49 million, or 20%, primarily due to net new store growth, same store sales growth, cost management, and operational leverage.

Car Wash

	Nine Months Ended		2024	2023
(in thousands, unless otherwise noted)	September 28, 2024	September 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	$275,889	$302,193	62.2%	65.1%
Independently-operated store sales	163,286	157,647	36.8%	33.9%
Supply and other revenue	4,625	4,708	1.0%	1.0%
Total net revenue	$443,800	$464,548	100.0%	100.0%
Segment Adjusted EBITDA	$88,469	$101,303	19.9%	21.8%

System-Wide Sales			Change
Company-operated stores	$275,889	$302,193	$(26,304)	(8.7%)
Independently-operated stores	163,286	157,647	5,639	3.6%
Total System-Wide Sales	$439,175	$459,840	$(20,665)	(4.5%)

Store Count (in whole numbers)			Change
Company-operated stores	388	418	(30)	(7.2%)
Independently-operated stores	719	715	4	0.6%
Total Store Count	1,107	1,133	(26)	(2.3%)
Same Store Sales %	(3.4%)	(6.7%)
Car Wash segment net revenue decreased $21 million, or 4%, driven primarily by a $26 million, or 9%, decrease in company-operated store sales from the net reduction of 30 company-operated stores during the prior 12 months and a decrease in same store sales primarily relating to lower volume. Independently-operated store sales increased $6 million due to same store sales growth as a result of improved price realization, new product offerings, and favorable impacts from foreign exchange.
Car Wash is comprised of car wash sites throughout the U.S., Europe, and Australia with varying geographical, economical, and political factors, which could impact the results of the business. Our U.S. Car Wash locations have experienced softening demand, increased competitive pressures, and negative weather patterns, which have contributed to negative company-operated same store sales and could result in future asset impairment charges.
Car Wash Segment Adjusted EBITDA decreased by $13 million, or 13%, primarily driven by decreased same store sales within company-operated stores, partially offset by positive same store sales within the independently operated stores and improved inventory cost management.

Paint, Collision & Glass

	Nine Months Ended		2024	2023
(in thousands, unless otherwise noted)	September 28, 2024	September 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$74,202	$74,627	22.7%	19.5%
Company-operated store sales	195,412	248,796	59.7%	64.9%
Supply and other revenue	57,751	59,952	17.6%	15.6%
Total net revenue	$327,365	$383,375	100.0%	100.0%
Segment Adjusted EBITDA	$100,695	$109,052	30.8%	28.4%

System-Wide Sales			Change
Franchised stores	$2,406,078	$2,305,420	$100,658	4.4%
Company-operated stores	195,412	248,796	(53,384)	(21.5%)
Total System-Wide Sales	$2,601,490	$2,554,216	$47,274	1.9%

Store Count (in whole numbers)			Change
Franchised stores	1,669	1,662	7	0.4%
Company-operated stores	228	258	(30)	(11.6%)
Total Store Count	1,897	1,920	(23)	(1.2%)
Same Store Sales %	0.7%	13.3%
Paint, Collision & Glass net revenue decreased $56 million, or 15%, for the nine months ended September 28, 2024, as compared to the nine months ended September 30, 2023. Company-operated store sales decreased $53 million, or 21%, primarily driven by revenue associated with the sale of nine company-operated stores to a franchisee in the current period as well as decreased same store sales due to reduced volume. Franchise royalties and fees remained flat primarily due to a decrease in average royalty rates, partially offset by a $101 million, or 4%, increase in franchise system-wide sales generated by same store sales growth.
Paint, Collision & Glass Segment Adjusted EBITDA decreased $8 million, or 8%, primarily due to decreased volume associated with company-operated stores as well as the Adjusted EBITDA associated with the nine company-operated stores sold to a franchisee in the current year, partially offset by an improvement in operating margin.

Platform Services

	Nine Months Ended		2024	2023
(in thousands, unless otherwise noted)	September 28, 2024	September 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$24,430	$24,831	14.6%	15.0%
Company-operated store sales	3,238	3,303	1.9%	2.0%
Supply and other revenue	139,617	137,171	83.5%	83.0%
Total net revenue	$167,285	$165,305	100.0%	100.0%
Segment Adjusted EBITDA	$67,649	$61,923	40.4%	37.5%

System-Wide Sales			Change
Franchised stores	$298,744	$324,608	$(25,864)	(8.0%)
Company-operated stores	3,238	3,303	(65)	(2.0%)
Total System-Wide Sales	$301,982	$327,911	$(25,929)	(7.9%)

Store Count (in whole numbers)			Change
Franchised stores	205	207	(2)	(1.0%)
Company-operated stores	1	1	—	—%
Total Store Count	206	208	(2)	(1.0%)
Platform Services net revenue increased $2 million, or 1%, driven primarily by an increase in total Company system-wide sales of $4.9 billion in the current year compared to $4.8 billion in the prior year, which resulted in increased product purchases by franchisees and company-operated stores.
Platform Services Segment Adjusted EBITDA increased $6 million, or 9%, primarily driven by a combination of revenue growth and cost management.

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
Driven Brands Funding, LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with our securitization senior notes. Our Term Loan Facility and Revolving Credit Facility also have certain qualitative covenants. As of September 28, 2024, the Co-Issuers and Driven Holdings were in material compliance with all such covenants under their respective credit agreements.
On July 29, 2024, the Company issued $275 million of 2024-1 Senior Notes as well as replaced the 2019 VFN with a $400 million 2024 VFN. Proceeds from the 2024-1 Senior Notes were primarily used to repay the Company’s 2018-1 Senior Notes. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.
At September 28, 2024, the Company had total liquidity of $655 million, which included $204 million in cash and cash equivalents and $374 million and $77 million of undrawn capacity on its 2024 VFN and Revolving Credit Facility, respectively. This does not include the additional $135 million Series 2022-1 Class A-1 Notes that expand our variable funding note borrowing capacity when the company elects to exercise it, assuming certain conditions continue to be met.
The following table illustrates the main components of our cash flows for the nine months ended September 28, 2024 and September 30, 2023:

	Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$208,508	$212,033
Net cash provided by (used in) investing activities	51,426	(361,207)
Net cash (used in) provided by financing activities	(226,661)	147,850
Effect of exchange rate changes on cash	71	365
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$33,344	$(959)

In the third quarter 2024 earnings release on October 31, 2024, we reported net cash provided by operating activities of $175 million, and net cash provided by investing activities of $85 million, for the nine months ended September 28, 2024. Both amounts have been revised to reflect the actual cash movement during the nine months ended September 28, 2024.

Operating Activities
Net cash provided by operating activities was $209 million for the nine months ended September 28, 2024 compared to $212 million for the nine months ended September 30, 2023. The decrease was primarily due to costs associated with improvements to our IT infrastructure, including the ERP implementation, offset by net working capital improvements during the nine months ended September 28, 2024.
Investing Activities
Net cash provided by investing activities was $51 million for the nine months ended September 28, 2024 compared to $361 million used in investing activities for the nine months ended September 30, 2023. The increase was due primarily due to a $263 million decrease in capital expenditures, $256 million proceeds from the sale or disposal of businesses and fixed assets, primarily consisting of $161 million from the sale of assets held for sale, $78 million from the sale of our Canadian distribution business, and $18 million from the sale of nine company-operated collision stores to a franchisee, as well as a $51 million decrease in net cash paid for acquisitions, partially offset by a $154 million decrease in proceeds from sale leaseback transactions.
Financing Activities
Net cash used in financing activities was $227 million for the nine months ended September 28, 2024 primarily related to repayments of long-term debt, including finance leases, of $427 million, Tax Receivable Agreement payments of $38 million, net repayments on the Revolving Credit facility of $25 million and debt issuance costs of $10 million, partially offset by the 2024-1 Senior Notes issuance of $275 million. Net cash provided by financing activities was $148 million for the nine months ended September 30, 2023 primarily related to net debt borrowings on the Revolving Credit Facility of $215 million, partially offset by share repurchases of $50 million, and repayments of long-term debt, including finance leases of $23 million. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.
Tax Receivable Agreement
We expect to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s initial public offering, which we therefore attribute to our existing shareholders. We expect that these tax benefits (i.e., the Pre-IPO and IPO-Related Tax Benefits) will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future. We have entered into a Tax Receivable Agreement which provides our Pre-IPO shareholders with the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that we and our subsidiaries actually realize as a result of the utilization of the Pre-IPO and IPO-Related Tax Benefits or divests. The Company recorded a current tax receivable liability of $56 million as of December 30, 2023 and a non-current tax receivable liability of $134 million and $118 million as of September 28, 2024 and December 30, 2023, respectively, on the consolidated balance sheets. We made payments of approximately $38 million under the Tax Receivable Agreement in 2024.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of September 28, 2024. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design of our disclosure controls and procedures as of September 28, 2024, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the three months ended September 28, 2024, the Company implemented a new cloud-based enterprise resource planning (“ERP”) system including modules for general ledger, accounts receivable, accounts payable, fixed assets, cash management, indirect procurement, supply chain and inventory management, and consolidations for the majority of our business operations. We will continue to evaluate business units and processes utilizing systems other than the new ERP system for transition in future periods. As a result of the ERP implementation, certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment and processes associated with the ERP system.
With the exception of the implementation of the ERP modules outlined above, there were no changes in our internal control over financial reporting that occurred during the most recently completed quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
(c) Trading Plans
During the three months ended September 28, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Exhibit Description
4.1
Series 2024-1 Supplement, dated as of July 29, 2024, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2024-1 intermediary (incorporated by reference to the Company's Current Report on Form 8-K, filed July 29, 2024).

4.2*
Amendment No. 10 to the Amended and Restated Base Indenture, dated as of July 3, 2024, among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee.

4.3
Amendment No. 11 to the Amended and Restated Base Indenture, dated as of July 29, 2024, among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee (incorporated by reference to the Company's Current Report on Form 8-K, filed July 29, 2024).

10.1*
Class A-1 Note Purchase Agreement (Series 2022-1 Class A-1 Notes), dated as of October 5, 2022, by and among Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation, certain subsidiaries of Driven Brands Funding LLC, Driven Brands, Inc., Driven Brands Canada Shared Services Inc., the conduit investors party thereto, the financial institutions party thereto, the funding agents party thereto, and Barclays Bank PLC as administrative agent.

10.2
Class A-1 Note Purchase Agreement (Series 2024 Class A-1 Notes), dated as of July 29, 2024, by and among Driven Brands Funding, LLC, Driven Brands Canada Funding Corporation, Driven Funding Holdco, LLC, Driven Canada Funding HoldCo Corporation, certain subsidiaries of Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation party thereto, Driven Brands, Inc., Driven Brands Canada Shared Services Inc., the conduit investors party thereto, the financial institutions party thereto, the funding agents party thereto, Barclays Bank PLC, New York Branch, as L/C provider, and Barclays Bank PLC, as swingline lender and Barclays Bank PLC, as administrative agent (incorporated by reference to the Company's Current Report on Form 8-K, filed July 29, 2024).

10.3†	Offer Letter dated July 26, 2024, by and between the Company and Michael Diamond (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 1, 2024).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2024

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

By:	/s/ Michael Beland
Name:	Michael Beland
Title:	Senior Vice President and Chief Accounting Officer