Form 10-K
period 2024-12-28
Driven Brands Holdings Inc.
filed 2025-02-26
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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

Large accelerated filer ☒
Non-accelerated filer ☐

Accelerated filer ☐
Small reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates, was approximately $747.8 million as of June 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 24, 2025, there were 163,836,640 shares of Common Stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Driven Brands Holdings Inc.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this document, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) the completion of the sale of our U.S. Car Wash business, including the purchaser’s ability to obtain the required financing to complete the transaction; (ii) our ability to realize the value of the note received as partial payment in the sale of our U.S. Car Wash business; (iii) potential post-closing obligations and liabilities relating to the sale of our U.S. Car Was business; (iv) our strategy, outlook, and growth prospects; (v) our operational and financial targets and dividend policy; (vi) general economic trends and trends in the industry and markets; (vii) the risks and costs associated with the integration of, and or ability to integrate, our stores and business units successfully; (viii) the proper application of generally accepted accounting principles, which are highly complex and involve many subjective assumptions, estimates, and judgments; and (ix) the competitive environment in which we operate. Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy, and other future conditions, and involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause our results to vary from expectations include, but are not limited to:
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
•geopolitical, trade, tariff, and regulatory uncertainties;
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
Item 1. Business
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 5,200 locations across 49 U.S. states and 13 other countries. Our scaled, diversified platform provides high-quality services to an extensive range of retail and commercial customers. Our breadth of services covers a wide variety of automotive needs, including paint, collision, glass, and repair services, as well as a variety of high-frequency services, such as oil changes and car washes. Our portfolio of brands continues to generate consistent recurring revenue with strong operating margins. Our network generated approximately $2.3 billion in net revenue from approximately $6.5 billion in system-wide sales in 2024.
The Company operates and reports financial information on a 52-or 53-week year with the fiscal year ending on the last Saturday in December. Our 2024 and 2023 fiscal years ending December 28, 2024 and December 30, 2023, respectively, each consisted of 52 weeks and our 2022 fiscal year ending December 31, 2022 consisted of 53 weeks.
We are the largest provider of diversified automotive services in North America and have a portfolio of well-known brands, including Take 5 Oil Change® (“Take 5 Oil”), Meineke Car Care Center® (“Meineke”), MAACO® (“Maaco”), CARSTAR®, IMO®, Take 5 Car Wash®, AutoGlassNow® (“AGN”), Fix Auto (“Fix Auto”), and 1-800-Radiator & A/C® (“1-800 Radiator”), among others. Building from a 50 year history in the category with some of the most recognizable brands in the industry, our diversified platform caters to almost any automotive service occasion.
Our Business
Our suite of automotive services includes the following segments:
Maintenance
Our Maintenance segment is primarily comprised of the Take 5 Oil and Meineke brands. Our Maintenance brands service a combination of retail and commercial customers, such as fleet operators, through 1,960 total locations as of December 28, 2024. Our maintenance services include oil changes and other regularly scheduled or as-needed automotive services, including vehicle component repair and replacement.
Founded in 1984, Take 5 Oil specializes in providing efficient drive-thru-style oil changes. Take 5 Oil’s 463 franchised and 718 company-operated locations, as of December 28, 2024, primarily offer oil changes to retail and commercial customers. We believe Take 5 Oil offers a best-in-class operating model through its convenient drive-thru stay-in-your-car format, simple and focused menu, industry-leading speed of service, and low-pressure sales environment, which is designed to generate strong customer satisfaction, high frequency of use, and attractive unit level economics. Furthermore, Take 5 Oil’s compact store layout and unique shallow pit design reduces upfront build out costs, increase efficiency, and provides real estate flexibility. Take 5 Oil’s franchising efforts are experiencing strong momentum and are expected to continue to drive long-term unit growth through its robust and growing pipeline of franchise commitments.
Our other maintenance services offered at 779 locations as of December 28, 2024 are 100% franchised and predominantly operate under the Meineke brand. Founded in 1972, Meineke offers an extensive set of total car care services to retail customers and commercial fleet programs, including maintenance, repair, and replacement of components, such as brakes, heating and cooling systems, exhaust, and tires and is known as an automotive services industry pioneer. We believe Meineke is a strong, well-known brand with high brand awareness and customer satisfaction due to its high-quality service, extensive range of service offerings, and the convenience of a nationwide network of locations.
Paint, Collision & Glass
Our Paint, Collision & Glass segment is primarily composed of the CARSTAR, ABRA, Fix Auto, Maaco, Uniban, and AGN brands and serves retail, commercial, and insurance customers through 1,912 total locations as of December 28, 2024. Our paint services include full body repainting and touch-up, surface preparation and protection, and refinishing and other cosmetic repairs; our collision services include full collision repair and refinishing services; and our glass services include replacement, repair, and calibration services for automotive glass.

Our paint services are offered through Maaco, which was founded in 1972. Our 380 franchised locations, as of December 28, 2024, offer an extensive suite of services including paint services, surface preparation, protection, and refinishing, reconditioning, and other cosmetic external and internal repairs. Maaco primarily serves retail customers and commercial fleet operators and provides strong retail customer service at a much lower average price point than most collision centers, making it an economical option for minor auto body repair when customers prefer to not file an insurance claim.
Our collision repair services are primarily offered through CARSTAR, ABRA, and Fix Auto, which were founded in 1989, 1984, and 1997, respectively, and together comprise the largest franchised collision repair network in North America. Our 1,052 collision locations, as of December 28, 2024, are 99% franchised and offer full collision repair and refinishing services in addition to other cosmetic repairs.
Our glass repair services are primarily offered through Uniban in Canada and AGN in the U.S. Uniban was founded in 1977 and is known as a leader in the category. In 2022, we expanded our offerings to the U.S. through the acquisition of AGN and additional smaller acquisitions, making us the second-largest glass services business in the U.S. auto glass servicing category. Our 252 franchised and 228 company-operated glass services locations across the U.S. and Canada, as of December 28, 2024, primarily offer replacement, repair, and calibration services for automotive glass to retail customers as well as commercial fleet operators and insurance carriers. We also offer technology-enabled glass claims management services for insurance carriers, which drives incremental business to our glass service locations and our distribution business and are complementary to our paint and collision businesses.
Car Wash
We are the world’s largest conveyor car wash company by location count with 1,102 total locations across North America, Europe, and Australia as of December 28, 2024. Our services primarily consist of express-style exterior car wash services that utilize an automated conveyor belt to pull vehicles along a track where they are machine washed.
Our car wash services in Europe and Australia are primarily offered through the IMO brand, which has a history of over 55-years of providing express-style conveyor car wash services. IMO’s operations appeal to a broad consumer base seeking a low-cost and high-speed car wash at easily-accessible locations. Our 720 international locations, as of December 28, 2024, operate an independent operator model, whereby a third-party is responsible for site-level labor and receives commissions based on a percent of site revenue from car washes.
We have grown to become one of the largest domestic operators of conveyor car wash sites with 382 company-operated locations across the U.S. as of December 28, 2024, predominately under the Take 5 Car Wash brand. We believe that our highly-attractive value proposition, focused on affordability, convenience, and speed of service, resonates with our customers and encourages a high frequency of use. To further strengthen customer loyalty and visit frequency, we also utilize a subscription membership program, which in 2024, accounted for approximately 69% of our domestic car wash revenue, an increase from approximately 60% in the prior year.
Platform Services
Our Platform Services segment is primarily composed of the 1-800 Radiator, Spire Supply, Driven Advantage, and Automotive Training Institute (“ATI”) businesses. This segment provides significant benefits to our brands by driving organic growth opportunities through procurement, distribution, and training services as well as growth opportunities through acquisition target sourcing.
Our distribution services are primarily offered through 1-800 Radiator, which was founded in 2001, and is one of the largest franchised distributors in the automotive parts industry. 1-800 Radiator’s 205 locations, as of December 28, 2024, are almost exclusively franchised and distribute a broad, diverse mix of long-tail automotive parts, including radiators, air conditioning components, and exhaust products to automotive repair shops, auto parts stores, body shops, and other auto repair outlets. 1-800 Radiator’s best-in-class operating model is fueled by proprietary algorithmic sourcing technology that enables franchisees to effectively order inventory, manage pricing, and deliver parts to customers within hours.
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
Take 5 Oil continues to execute at a high level, and we anticipate continued growth supported by our robust company-operated and franchise location pipeline that we built and continue to build organically and through acquisitions. A key strength of Take 5 Oil’s growth strategy is our ability to expand through both franchised and company-owned locations. Demand from franchisees to open new locations remains high, and many of our existing franchisees have well-developed real estate pipelines in place.
We acquire customers by executing a balanced marketing strategy that combines broad-reach brand campaigns with cost-efficient, data-driven local campaigns and experience repeat business by delivering exceptional customer experience. Our comprehensive strategy positions us well to capitalize on new opportunities and drive long-term growth.
We have a diversified multi-channel business that can grow in various economic environments. Across our platform, we have developed a significant fleet business serving customers across national rental, fleet management, and government sectors, as well as local fleet accounts from small businesses nationwide. Our fleet business is outpacing our overall company growth, driven by both ticket growth and transaction growth, due to new customer acquisitions and expanded business with existing customers.
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
Our franchised and company-operated Take 5 Oil business has grown to 1,181 locations and has provided strong same store sales and margin growth. We have a strong pipeline for franchise locations as well as greenfield and tuck-in company-operated stores and plan to continue to expand our market presence and product offerings leveraging our Driven Advantage and Spire Supply buying power.
Our franchise growth is driven both by new store openings as well as through conversions of independent market participants that do not have the benefits of our scaled platform. Our attractive unit economics, national brand recognition, strong insurance and fleet customer relationships, and beneficial shared services capabilities provide highly compelling economic benefits for our franchisees, resulting in a strong desire to join and stay within our network. As of December 28, 2024, we had agreements to open approximately 1,300 new franchised units, which provides us with visibility into future franchise unit growth.
Same Store Sales Growth
We have demonstrated an ability to drive attractive organic growth with positive same store sales performance over 16 of the past 17 years. Our ability to drive organic growth focuses on:
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
•Insurance Partnerships: We have continued to develop relationships with key insurance carriers, predominately within our Paint, Collision & Glass businesses. In 2023, we expanded our technology-enabled glass claims management services for insurance carriers to include both Canada and the U.S. This service drives incremental business to our glass service locations and our distribution business and is complementary to our paint and collision businesses. In

2024, our Paint, Collision & Glass segment generated approximately $2.4 billion in system-wide sales from relationships with insurance carriers.
•Leverage Data Analytics to Optimize Marketing, Product Offerings, and Pricing: We have large, dedicated brand marketing funds supported by contributions from our franchisees, and in 2024 we spent approximately $148 million for marketing across our brands. Insights from our data analytics engine enhance our marketing and promotional strategy to drive growth in unit-level performance. For instance, our proprietary data algorithms help optimize lead generation and conversion through personalized, targeted, and timely marketing promotions that provide customers with the optimal offer at the right time. In addition, our data provides insights that enables us to identify and roll out new product offerings, improve menu design, and optimize pricing structure across our brands. Use cases like these are regularly tested, refined, and deployed across our network to drive store performance.
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
Company-Operated Store Strategy
Our company-operated store strategy involves executing our simple operating model, which allows us to adapt to changing economic conditions. In recent years, the Company has focused on standardizing practices and operating models across brands at company-operated locations to drive further efficiencies and margin expansion. We continue to expand our company-operated footprint through a combination of greenfield openings as well as acquiring and converting stores. Our company-operated stores benefit from the cross-brand procurement strategy resulting in lower operational costs.
Franchising Strategy
Our franchising strategy is to grow certain of our brands’ footprints in a capital efficient manner. Our franchise model leverages our proven brand playbooks, the market planning and site selection capabilities of our best-in-class development team, and the local market expertise of highly-motivated owners. Our attractive unit economics, national brand recognition, strong commercial fleet and insurance customer relationships, and beneficial shared service capabilities provide highly compelling economic benefits for our franchisees, resulting in a strong desire to join and stay within our network. As of December 28, 2024, we have agreements to open approximately 1,300 new franchised units, which provides us with clear visibility into future franchise unit growth.
We have a strong track record of opening stores with existing and new franchisees, and we follow strict guidelines in selecting and approving franchisees who go through extensive interview processes, background checks, and are subject to financial and net-worth-based requirements.
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
Government Regulations and Other Regulatory Matters
Our operations are subject to numerous federal, state, local, and provincial laws and regulations in North America, Europe, and Australia in areas such as consumer protection, occupational licensing, environmental protection, data privacy, labor and employment, tax, permitting, and other laws and regulations. In certain jurisdictions, we must obtain licenses or permits to comply with standards governing employee selection, training, and business conduct.
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
We are not aware of any federal, state, local, provincial, or other laws or regulations that are likely to materially alter or impact our revenues, cash flow, or competitive positions or result in any material capital expenditures. However, we cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation or regulations or the future interpretation of any existing laws, including any newly enacted laws, which may impact us or our franchisees.
Employees and Human Capital Resources
As of December 28, 2024, we employed approximately 10,700 full-time employees, including approximately 8,800 employees at company-operated locations. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain, and motivate our employees, executive officers, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We strive for exceptional performance and results, which is why meritocracy and performance-based compensation are part of our core values. We provide employees with the opportunity to grow and to be rewarded based on results.
Our franchises are independently owned and operated businesses. As such, employees of our franchisees are not employees of Driven Brands. Our independent operators at independently-operated car wash locations are responsible for the site-level labor and, as such, are not employees of Driven Brands.
Intellectual Property
Our trademarks are important to our marketing efforts and conduct of business. We own or have the rights to use certain trademarks, service marks, and trade names that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the U.S. or other jurisdictions in which we operate. Trademarks that are important in identifying and distinguishing our products and services include, but are not limited to ABRA®, CARSTAR®, DrivenBrands®, IMO®, MAACO®, Meineke Car Care Center®, Spire Supply®, Take 5 Oil Change®, Take 5 Car Wash®, AutoGlassNow®, and 1-800-Radiator & A/C®. We license or sublicense, as applicable, the Fix Auto trademark for use in connection with our business in the U.S. We also own domain names, including our primary domain “www.drivenbrands.com.”
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
Certain of our competitors may have greater brand recognition, as well as greater financial, marketing, operating, and other resources, which may give them certain competitive advantages with respect to some or all of these areas of competition. Some of our competitors have opened and may continue to open new locations near our current locations and have engaged and may continue to engage in substantial price discounting in response to economic weakness and uncertainty, each of which may adversely impact our sales and operating results. In addition, advances in technology such as artificial intelligence (“AI”) and machine learning pose competitive risks. We expect competition to continue to intensify as existing competitors continue to expand operations, product offering mixes, and promote aggressive marketing campaigns and new competitors emerge. These increased competitive pressures could have a material adverse effect on our business, financial condition, and operating results.
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
•The used car market, and the average value of used cars, impacts how often cars are deemed a total loss by insurance companies. As the price of used cars decreases, the number of cars being deemed a total loss increases, resulting in less demand for repairs and maintenance.
•Rising energy prices, because increases in energy prices may cause customers to defer certain repairs or purchases because they use a higher percentage of their income to pay for gasoline and other energy costs and drive their vehicles less frequently, resulting in less wear and tear and lower demand for repairs and maintenance.
•Advances and changes in automotive technology and parts design, may result in cars needing repairs and maintenance, such as motor oil changes, less frequently, and parts lasting longer, may make customers more likely to use dealership automotive repair services, or may increase the cost to our locations to obtain relevant parts or training for employees.
•Economic downturns, such as declining economic conditions may cause customers to defer vehicle maintenance, repairs, oil changes, car washes, or other services, obtain credit, or repair and maintain their vehicles themselves. During periods of good economic conditions, consumers may decide to purchase new vehicles rather than having their older vehicles serviced. In addition, economic weaknesses and uncertainty may cause changes in consumer preferences, and if such economic conditions persist for an extended period of time, this may result in consumers making long-lasting changes to their spending behaviors in the automotive aftermarket markets.
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
Our business is impacted by the operational and financial success of our franchisees, including the franchisees’ implementation of our strategic plans and their ability to secure adequate financing to execute those plans. If our franchisees are unsuccessful in meeting their productivity and growth goals, our business could be adversely affected. When our franchisees are impacted by weak economic conditions and are unable to secure adequate sources of financing, their financial health worsens, our revenues may decline and we may need to offer extended payment terms or make other concessions. In limited circumstances, we also may be required to make lease payments without being able to collect sublease payments on domestic locations that we lease from landlords and then sublease to the franchisees in the event franchisees fail to pay rent under the subleases. Additionally, refusal on the part of franchisees or any franchisee association to renew or restructure their franchise agreements may result in decreased payments from franchisees. Entering into restructured franchise agreements may result in reduced franchisee payment royalty rates in the future. Furthermore, if our franchisees are not able to obtain the financing necessary to complete planned remodel and construction projects, they may be forced to postpone or cancel such projects.
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
The operation of our locations requires both entry-level and skilled employees and trained and experienced automotive field personnel are in high demand and short supply at competitive compensation levels in some areas, which has resulted in increased labor costs. From time to time, we, our franchisees, and independent operators may experience difficulty hiring and retaining such qualified personnel. Competition for employees and wage inflation may also result in difficulties in hiring and retaining key qualified personnel. In addition, the formation of unions may increase the operating expenses of our locations. Any such future difficulties could result in a decline in the sales and operating results of our locations, which could in turn materially and adversely affect our revenues, results of operations, business, and financial condition.

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
Higher tariffs imposed by the U.S. and elsewhere could increase our supply costs and adversely impact our profitability. Moreover, the new tariffs could also make our products more expensive for customers, potentially suppressing customer demand. We may not be able to offset the financial impact of tariffs through price increases to customers. There could be additional tariffs or other regulatory changes in the future. There is also a concern that the trade policies of the U.S. and other nations could result in the adoption of additional tariffs and other trade restrictions by various nations, leading to a global trade war and making our products uncompetitive in certain markets. Any of the foregoing could materially and adversely affect our business and results of operations.
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
In addition, our Driven Advantage platform allows our company-operated stores and certain partners to purchase many of the products and supplies necessary to operate their locations. Our partners, including certain franchisees, may, but are not required to, purchase products from us, and may in the future decide not to do so. While it is our expectation that we will benefit from product sourcing income and pricing arrangements, there can be no assurance that such income and arrangements will continue to be renewed or replaced. Our failure to maintain our current product sourcing income could have a material adverse effect on our sales and profit margins, which in turn could materially and adversely affect our business and results of operations.
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
We recommend key suppliers (including our subsidiaries) to our franchisees, and our success is dependent on, among other things, our continuing ability to offer our services and products at prices similar to historical levels. Our suppliers may be adversely impacted by economic weakness and uncertainty, such as increased commodity prices, increased fuel costs, tight credit markets, and various other factors, including geopolitical uncertainty, transportation interruptions, import and export regulations, sanctions, tariffs, and labor shortages. In such an environment, our suppliers may seek to change the terms on which they do business with us to lessen the impact of any current and future economic or regulatory challenges on their businesses or may cease or suspend operations. If we are forced to renegotiate the terms upon which we conduct business with our suppliers or find alternative suppliers to provide key products or services, it could adversely impact the profit margins at our locations, which in turn could materially and adversely affect our business and results of operations.
Economic weakness and uncertainty have previously forced some suppliers to seek financing to stabilize their businesses, and others have been forced to restructure or have ceased operations completely. In addition, some of our key suppliers have significant operations outside of the markets in which we operate, which could expose us to events in the countries of those suppliers’ operations, including government intervention and foreign currency fluctuation. Additionally, the ability of our suppliers to timely deliver products is subject to cyber-related risks. If a key supplier or a large number of other suppliers suspend, decrease, or cease operations, we and our franchisees may have difficulty keeping our respective locations fully supplied. If we and our franchisees were forced to suspend one or more services offered to customers, that could have a significant adverse impact on our sales and profit margins, which in turn could materially and adversely affect our business and results of operations.
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
In addition, in managing our portfolio of companies, we have made and may in the future pursue dispositions, which involve additional risks and uncertainties. The decision to divest from certain businesses is largely based on our management’s assessment of the business, however, we may not achieve the desired financial or strategic benefit from these transactions. There can be no assurance that we will be able to make such dispositions at satisfactory prices and terms in a timely manner, or at all, and sourcing and negotiating these transactions may divert our management’s attention and resources from continuing businesses. In addition, we may not be able to accurately forecast the financial impact of a disposition, as each transaction may have an unexpected impact to other aspects of our Company, including but not limited to, the loss of network benefits, reduced rebate revenue, disruption to other parts of the businesses, distraction of management, and loss of key employees, suppliers or customers. Dispositions also expose us to ongoing liabilities or obligations related to the business following such disposition, including through financing arrangements, guarantees, indemnities, environmental liabilities, pending or threatened litigation, and transition services. Any of these factors could adversely affect our business and financial results.
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
Although the franchise agreements provide franchisees with varying degrees of exclusive areas and territory exclusivity, these territories may be relatively small, and overall, there is a geographic concentration of our locations in certain countries, states, regions, and provinces. As a result, economic conditions in particular areas may have a disproportionate impact on our business. As of December 28, 2024, there were locations in 49 states in the U.S. and 13 other countries. In the U.S., our locations were most concentrated in California, Texas, Florida, Illinois, and Ohio, in Canada our locations were most concentrated in Ontario and Quebec and in Europe our locations were most concentrated in the United Kingdom (“U.K.”) and Germany. Adverse economic conditions in countries, states, regions, or provinces that contain a high concentration of our locations could have a material adverse impact on our sales and profit margins in the future, which in turn could materially and adversely affect our business and results of operations.
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
As part of our marketing efforts, we rely on print, television and radio advertisements, as well as search engine marketing, web advertisements, CRM, social media platforms, and other digital marketing to attract and retain customers. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee or customer engagement. If our marketing efforts fail to meet the expectation of our stockholders, customers, employees, or other stakeholders, it could adversely affect our reputation. Customers are increasingly using internet sites and social media to inform their purchasing decisions and to compare prices, product assortment, and feedback from other customers about quality, responsiveness and customer service before purchasing our services and products. If we are unable to continue to develop successful marketing and advertising strategies, especially for online and social media platforms, or if our competitors develop more effective strategies, we could lose customers and sales could decline. In addition, a variety of risks are associated with the use of social media and digital marketing, including the improper disclosure of proprietary information, negative comments about or negative incidents regarding us, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media and digital marketing vehicles by us, our franchisees, customers, employees, or others could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Many social media platforms immediately publish the content, videos, and/or photographs created or uploaded by their subscribers and participants, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of negative information related to our brands could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. The occurrence of any such developments could have an adverse effect on our business results and on our profits.
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
In addition to the risk of adverse legislation or regulations being enacted in the future, we cannot predict how existing or future laws or regulations will be administered or interpreted. Further, we cannot predict the amount of future expenditures that may be required to comply with any such laws or regulations.
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

In the ordinary course of business, we will be, from time to time, the subject of complaints or litigation from franchisees and independent operators, which could relate to alleged breaches of contract or wrongful termination under the franchise documents and independent operator documents. These claims may also reduce the ability or willingness of franchisees to enter into new franchise agreements with us. In addition, litigation against a franchisee, independent operator, or their affiliates or against a company-operated location by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee, independent operator or company-operated location. Litigation may lead to a decline in the sales and operating results of our locations and divert our management resources regardless of whether the allegations in such litigation are valid or whether we are liable. See Item 3 and Note 17 included elsewhere within this Form 10-K for additional information on matters in dispute.
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
Unforeseen events, including war, terrorism and other international, regional or local instability, or conflicts (including current or future civil unrest and labor issues), embargoes, public health issues, and natural disasters such as hurricanes, earthquakes, wildfires, or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of franchisees, distributors, suppliers, or customers, or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive products from our distributors or suppliers, which could have a material adverse effect on our business and results of operations.
Instability, disruption, or destruction caused by civil insurrection or social unrest may affect the markets in which we operate, our suppliers, customers, sales of products, and customer service.
Our business, and the business of our suppliers, may be adversely affected by instability, disruption, or destruction caused by riots, civil insurrection, social unrest, man made disasters, or criminal activity. In recent years, there have been significant demonstrations and protests in cities throughout the U.S. Though these demonstrations have been generally peaceful, in some instances they were accompanied by damage and loss of merchandise. Similar protests could result in closures of some of our locations, declines in customer traffic, and/or property damage and loss. Further, governmental authorities in affected cities and regions may take action in an effort to protect people and property while permitting lawful and non- violent protest, including curfews and restrictions on business operations, which could potentially be disruptive to our operations or harm consumer confidence. In addition, consumer reaction to any statements we, our franchisees, or independent operators make in response to any protests, or to matters directly or indirectly related to protests, could be perceived in a way that negatively impacts our reputation, value and image. All of the foregoing, may negatively affect our sales, which could have a material adverse effect on our business and results of operations.
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
The success of our business depends on the contributions of key executives and senior management, including our chief executive officer and chief financial officer. The departure of key executives or senior management could have a material adverse effect on our business and long- term strategic plan. We have a succession plan that includes short-term and long-term planning elements intended to allow us to successfully continue operations should any of our key executives or senior management become unavailable to serve in their respective roles. However, there is a risk that we may not be able to implement the succession plan successfully or in a timely manner or that the succession plan will not result in the same financial performance we currently achieve under the guidance of our existing executive team. Any lack of management continuity could adversely affect our ability to successfully manage our business and execute our growth strategy, cause a loss of institutional knowledge, increase demands on other employees, result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult.

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
We have registered certain trademarks and have other trademark applications pending in the U.S. and certain foreign jurisdictions. Registrations for “Fix Auto” are owned and maintained by a third-party licensor. We have not registered all of the trademarks that we use in all of the countries in which we do business or may do business in the future, and some trademarks may never be registered in all of these countries. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties (other than Mondofix in the case of “Fix Auto”) may have filed for marks in countries where we have not registered the brands as trademarks. Rights in trademarks are generally national in character and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for trademarks that are the same or similar to our brands in countries where we have not registered our brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of our brands may result in liability for trademark infringement, trademark dilution, or unfair competition. In addition, the laws of some countries do not protect intellectual property to the same extent as the laws of the U.S. and Canada. All of the steps we have taken to protect our intellectual property in the U.S., Canada and in the foreign countries in which we operate may not be adequate.
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
In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses require licensors to provide source code to licensees upon request or prohibit licensors from charging a fee to licensees. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. Accordingly, we may face claims from others claiming ownership of or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed or distributed with such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. We cannot assure you that we have not incorporated open source software into our proprietary software in a manner that may subject our proprietary software to an open source license that requires disclosure, to customers or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our proprietary software.
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
We implement new systems, including our implementation of a new enterprise resource planning (“ERP”) system in 2024, as a part of our ongoing technology and process improvements. The ERP system is designed to provide a standardized method of accounting for the enterprise and enhance our ability to implement strategic initiatives. Any complications resulting from its recent implementation could result in unexpected costs, diversion of our management’s attention and resources, or interruptions to our business operations. Complications with the ERP system’s implementation could also cause challenges with maintaining and achieving effective internal controls, and adversely affect our ability to timely and accurately report financial information, including the filing of our quarterly or annual reports with the SEC. In the time following implementation of the

ERP system, we may experience disruption of our financial functions, potential loss or corruption of data, and technical challenges with migration from legacy systems. If we experience unforeseen problems with the ERP system, we may need to implement additional systems or transition to other systems that would require further expenditures to function effectively as a public company, such problems could adversely affect business operations and result in financial loss and reputational harm. If we are unable to continue implementing new systems and improving our process and technological capabilities to support our operations, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures.
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
Because our locations accept electronic forms of payment from our customers, our business requires the collection and retention of customer data, including credit and debit card numbers and other personally-identifiable information (“PII”) in various information systems that we and our franchisees maintain in conjunction with third parties with whom we contract to provide credit card processing services. We also maintain important internal company data, such as PII about our employees, franchisees, and independent operators and information relating to our operations. Due to the evolving sophistication of technology and techniques employed by third parties and threat actors, such as through the use of AI and other technologies we are increasingly vulnerable to a compromise of our customer transaction, PII or other sensitive data. A cybersecurity incident resulting in the unauthorized use, disclosure or loss of customer and other sensitive data could put individuals at risk of identity theft and financial or other harm and result in additional costs to us to investigate an incident, implement measures to remediate the impacts of such incident, and in liability to parties who are financially harmed. While we have implemented cybersecurity measures aimed at protecting such data, our information technology systems or those used by our third-party service providers may still be vulnerable to such a breach, and our security measures may not prevent or timely detect physical security or cybersecurity breaches. Such an occurrence may cause financial loss to our business or harm to our reputation.
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

In the U.S., for example, this includes increased privacy related enforcement activity at both the federal level and the state level, including the implementation of the amended version of the California Consumer Protection Act (the “CCPA”) and its implementing regulations, which are currently in effect. Other states have followed California’s lead, passing their own comprehensive Privacy and Data Protection Laws, although California remains the strictest of these in most respects. As each state develops their own privacy law, it becomes increasingly challenging to conform to this patchwork of requirements and restrictions. As of December 2024, nineteen U.S. states will have passed separate privacy laws, the majority of which are or will be effective in the next year. With no Federal standard likely to be voted on in the coming legislative year, we are required to observe and satisfy each of the differing requirements.
The Privacy and Data Protection Laws include, the federal Personal Information Protection and Electronic Documents Act and similar laws in several Canadian provinces, the General Data Protection Regulation (the “GDPR”) in the European Union, the U.K.-GDPR, and the U.K. Data Protection Act of 2018 (the “UK Laws”) in the U.K. We, our affiliated entities, and our service providers may need to take measures to ensure compliance with new, evolving and existing requirements contained in the GDPR, the CCPA, the U.K. Laws and other Privacy and Data Protection Laws and to address customer concerns related to their rights under any such Privacy and Data Protection Laws.
We also may need to continue to make adjustments to our compliance efforts as more clarification and guidance on the requirements of the GDPR, the CCPA, the U.K. Laws and other Privacy and Data Protection Laws becomes available. Our ongoing efforts to ensure our and our affiliated entities’ compliance with the CCPA, GDPR, and U.K. Laws and other existing or future Privacy and Data Protection Laws affecting customer or employee data to which we are subject could result in additional costs and operational disruptions. Our and our affiliated entities and or services providers’ failure to comply with such laws could result in potentially significant regulatory investigations or government actions, litigation, operational disruptions, penalties or remediation, and other costs, as well as adverse publicity, loss of sales and profits, and an increase in fees payable to third parties. These implications could adversely affect our revenues, results of operations, business and financial condition.
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

In addition, certain of the franchise documents have terms that will expire over the next 12 months. In such cases, the franchisees may renew the franchise document and receive a “successor” franchise document for an additional term. Such option, however, is contingent on the franchisee’s execution of the then-current form of franchise document (which may include increased franchise royalty rates, advertising fees, and other costs or requirements), the satisfaction of certain conditions (including modernization of the location and related operations) and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, such franchisee’s expiring franchise document and the related franchisee payments will terminate upon expiration of the term of the franchise document unless we decide to restructure the franchise documents to induce such franchisee to renew the franchise document. Certain of the franchise documents also have month-to-month terms (or are subject to termination by the franchisee upon notice) and are therefore subject to termination at the end of any given month (or the period following notice of termination).
Terminations or restructurings of franchise documents could reduce franchise payments or require us to incur expenses to solicit and qualify new franchises, which in turn may materially and adversely affect our business and results of operations.
We may not be able to retain franchisees or maintain the quality of existing franchisees.
Each franchised location is heavily reliant on its franchisee. However, we cannot guarantee the retention of any, including the top-performing franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber, and the failure to do so could materially and adversely affect our business and results of operations. In the event a franchisee leaves our franchise and a successor franchisee is not found, or a successor franchisee that is approved is not as successful in operating the location as the former franchisee or franchisee principal, the sales of the location may be impacted.
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
Our franchisees are an integral part of our business. Franchisees will be subject to specified product quality standards and other requirements pursuant to the related franchise agreements to protect our brands and to optimize their performance.

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
We have a significant amount of indebtedness. We have seven series of securitization term notes, approximately $2.2 billion of which were outstanding as of December 28, 2024, and two series of variable funding notes, which had no outstanding balance as of December 28, 2024, pursuant to the Securitization Senior Notes Indenture. We also have a $354 million term loan facility outstanding and a $300 million revolving credit facility, which had an outstanding balance of $190 million as of December 28, 2024.
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
•announcement by us or our competitors of significant acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments;
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
The payments we make under the Tax Receivable Agreement could be material. We made payments in the aggregate amount of $38 million under the Tax Receivable Agreement in 2024. Assuming there are no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full Pre-IPO and IPO-Related Tax Benefits, we expect that future payments under the Tax Receivable Agreement will aggregate to between $130 million and $150 million. Any future changes in the realizability of the Pre-IPO and IPO-Related Tax Benefits will impact the amount of the liability under the Tax Receivable Agreement. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of our 2034 fiscal year.
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
As of February 24, 2025, our Principal Stockholders hold approximately 62% of the outstanding shares of our common stock. As long as affiliates of our Principal Stockholders own or control a majority of our outstanding voting power, our Principal Stockholders and their affiliates will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:
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
Under our certificate of incorporation, none of our Principal Stockholders, any affiliates of our Principal Stockholders, or any of their respective officers, directors, agents, stockholders, members, or partners, have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director, or other affiliate of our Principal Stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to any Principal Stockholder, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to a Principal Stockholder. For instance, a director of our company who also serves as a director, officer, or employee of one of our Principal Stockholders or any of their portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our Board of Directors consists of ten members, three of whom are our Principal Stockholders’ directors. These potential conflicts of interest could restrict us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder, but such restrictions do not apply to any business combination between our Principal Stockholders and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other.

Any issuance by us of preferred stock could delay or prevent a change in control. Our Board of Directors has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices, and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares.

In addition, as long as our Principal Stockholders beneficially own at least 40% of the voting power of our outstanding common stock, our Principal Stockholders will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and certain corporate transactions. Together, these certificate of incorporation, bylaw and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by our Principal Stockholders and their right to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquisitions, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, creditors, or other constituents, (iii) any action asserting a claim arising pursuant to any provision of the DCGL, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. The exclusive forum provision provides that it does not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions our of certificate of incorporation described above. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees, or stockholders. However, the enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings. If a court were to find the exclusive choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations.
Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Under our certificate of incorporation, none of our Principal Stockholders, any affiliates of our Principal Stockholders, or any of their respective officers, directors, agents, stockholders, members, or partners, have any duty to refrain from engaging directly or indirectly, in the same business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director, or other affiliate of our Principal Stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to any Principal Stockholder, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to a Principal Stockholder. For instance, a director of our company who also serves as a director, officer, or employee of one of our Principal Stockholders or any of their portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our Board of Directors consists of ten members, three of whom are our Principal Stockholders’ directors. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by one of our Principal Stockholders to itself or its affiliated funds, the portfolio companies owned by such funds, or any affiliates of a Principal Stockholder, instead of to us.
Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.
Our common stock began trading on The Nasdaq Global Select Market on January 15, 2021. The number of outstanding shares of common stock includes shares beneficially owned by our Principal Stockholders and certain of our employees, that are “restricted securities,” as defined under Rule 144 under the Securities Act, and eligible for sale in the public market subject to the requirements of Rule 144. In addition, our Principal Stockholders have certain rights to require us to register the sale of common stock held by our Principal Stockholders, including in connection with underwritten offerings. Pursuant to these rights, we filed a Registration Statement on Form S-3 for our Principal Stockholders’ shares of common stock. Sales of significant amounts of stock in the public market or the perception that such sales may occur could adversely affect prevailing market prices of our common stock or make it more difficult for our stockholders to sell your shares of common stock at a time and price that they deem appropriate.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We maintain a risk-based cybersecurity program designed to protect our information and our customers’ information from cybersecurity threats against us, our franchisees, our third-party vendors, and services providers, which may result in a material adverse effect on the confidentiality, integrity, and availability of our information systems.
Cybersecurity Governance
Management’s Role in Cybersecurity Risk Management
At the management level, our cybersecurity team is led by our Chief Information Security Officer (“CISO”), a certified information systems security professional with decades of experience in both the public and private sectors, who has led cybersecurity teams at large organizations and held leadership roles in information security and cybersecurity industry groups.
Our CISO, in consultation with senior leadership and the Board of Directors, sets the strategic direction of our cybersecurity program across the Company and is responsible for implementing, monitoring, and maintaining it. The cybersecurity program includes processes related to the prevention, detection, mitigation, and remediation of cybersecurity threats. Our CISO is supported by a Cybersecurity Team of enterprise information system security and risk professionals. Our

CISO receives periodic reports on cybersecurity threats and regularly reviews risk management measures implemented by the Company to identify and mitigate cybersecurity risks.
Board of Directors Oversight
Our Board of Directors, in coordination with its Audit Committee, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. Both the Board of Directors and the Audit Committee periodically review the measures we have implemented to identify and mitigate data protection and cybersecurity risks.
The Audit Committee, as part of the governance and oversight of company risk management, also periodically receives reports and presentations from the CISO regarding the Company’s cybersecurity risk management. The Board receives reports of Audit Committee discussions regarding its oversight of cybersecurity risk. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, are reported to the Board and/or Audit Committee.
Cybersecurity Risk Management and Strategy
We employ a defense-in-depth approach for our cybersecurity program, with policies, systems, and processes designed to oversee, identify, prevent, and reduce the potential impact of a cybersecurity threat against us or a third-party vendor or service provider. These policies, systems and processes include but are not limited to: Multi-factor Authentication, Privileged Account Management, Endpoint, Email and Cloud Security platforms, immutable backups, vulnerability scanning, third-party risk assessments, and other applicable controls.
Driven Brands’ risk management program for information security and cybersecurity aims to protect the confidentiality, integrity, and availability of our information assets. It is designed using people, processes, technologies, and capabilities, such as monitoring, alerting, scanning, testing, tabletop exercises, trainings, and assessments, to identify risks from cybersecurity threats, system vulnerabilities, or third-party service providers and vendors.
The Company’s cybersecurity programs are updated regularly to align with emerging technical threats, such as those introduced through threat actors’ adoption of AI, changes in regulatory requirements, and industry best practices. In addition to our internal cybersecurity capabilities, we also engage consultants and other third-party service providers where appropriate to inform our understanding of cybersecurity risks and enable risk-based measures to defend against cybersecurity threats.
Incident Response
In addition to policies and processes designed to prevent and detect cybersecurity incidents, we have adopted a Cybersecurity Incident Response Plan (the “IRP”) that provides a standardized framework for responding to cybersecurity incidents. The IRP sets out a coordinated approach to investigating, responding to, containing, documenting, and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate, and complying with applicable regulatory notifications and standards. The IRP applies to Company personnel (including third-party contractors, vendors and partners) that perform functions or services that require access to secure Company information, and to applicable devices and network services.
These processes include clear escalation paths to ensure that cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, are reported to the Board of Directors and/or Audit Committee.
Material Cybersecurity Risks, Threats and Incidents
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, to date have not materially affected the Company, including its business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A “Risk Factors” under the heading “Risks Related to Intellectual Property and Technology,” which should be read in conjunction with the foregoing information.
Item 2. Properties
As of December 28, 2024, we had 5,179 company-operated, franchised, and independently-operated locations, and of these we owned 236 company-operated store locations and 99 independently-operated store locations. We held leases covering the building and/or land for 1,094 of our company-operated locations, 621 of our independently-operated locations, 6 distribution centers and 15 offices and training centers in the U.S., Canada, and Europe, including our corporate headquarters located in Charlotte, North Carolina. The leases generally have initial expiration dates ranging from 5 and 20 years, with certain renewal options available. We also leased 45 properties that were either leased or subleased principally to franchisees as of December 28, 2024. We believe that the properties are suitable and adequate for the Company’s business.

See the “Segment” caption in Part I, Item 1, “Business,” earlier in this report for more information about these properties and locations.
Item 3. Legal Proceedings
Information relating to this item is included within Note 17 of our financial statements included elsewhere within this Form 10-K.
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
Holders
On February 24, 2025, we had 53 holders of record of our common stock.
Stock Performance Graph
The following graph and table provide a comparison of the cumulative total stockholder return on our common stock from January 15, 2021 (first day of trading following the effective date of our IPO) through December 28, 2024 to the returns of the Standard & Poor's (“S&P”) MidCap 400 Index, and the S&P Retailing Industry Group Index, a peer group. The graph and table assume that $100 was invested on January 15, 2021, in each of our Common Stock, the S&P Midcap 400 Index, and the S&P Retailing Industry Group Index and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Comparison of 48 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2024
160
150
140
130
120
110
100
90
80
70
60
50
40
1/15/21
12/25/21
12/31/22
12/30/23
12/28/24
Driven Brands Holdings Inc.
S&P Midcap 400 Index
S&P Retailing Industry Group Index

	1/15/21	12/25/21	12/31/22	12/30/23	12/28/24
Driven Brands Holdings Inc.	$100.00	$124.75	$102.30	$53.41	$60.74
S&P Midcap 400 Index	$100.00	$116.70	$103.18	$120.14	$137.58
S&P Retailing Industry Group Index	$100.00	$119.94	$79.10	$112.64	$152.60

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
Item 6. Reserved

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands,” “the Company,” “we,” “us,” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this Annual Report. We operate on a 52-or 53-week fiscal year, which ends on the last Saturday in December. The twelve months ended December 28, 2024 and December 30, 2023 were both 52 week periods.
Comparative results for the years ending December 30, 2023 and December 31, 2022 are included in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our previously filed 2023 Annual Report on Form 10-K.
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 5,200 locations across 49 U.S. states and 13 other countries. Our scaled, diversified platform fulfills an extensive range of core retail and commercial automotive needs, including paint, collision, glass, and repair services, as well as a variety of high-frequency services, such as oil changes and car washes. We have continued to grow our base of consistent recurring revenue by adding new franchised and company-operated stores and same store sales growth. Driven Brands generated net revenue of approximately $2.3 billion during the year ended December 28, 2024, an increase of 2% compared to the prior year, and system-wide sales of approximately $6.5 billion during the year ended December 28, 2024, an increase of 4% from the prior year.
Although we have continued to experience total Company same store sales growth for 16 consecutive quarters through our diversified customer base and service offerings, we have experienced and expect to continue experiencing softening demand across several of our segments, primarily as a result of inflationary pressures, increased competition, industry dynamics, and negative weather patterns, including hurricanes.
During the fourth quarter of 2024, the Company performed a step one quantitative impairment analysis of the U.S. Car Wash long-lived assets. Based on the results of our impairment analysis, we concluded the carrying value of the U.S. Car Wash long-lived assets exceeded the fair value and an impairment charge of $325 million was recorded.
2024 Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Net revenue increased 2% to $2.3 billion, driven by company-operated store revenue, primarily due to net new store growth and same store sales growth.
•Consolidated same store sales increased 1.3%.
•Net new stores were 191 for 2024.
•Net Loss decreased $452 million to $292 million or $1.82 loss per diluted share in the current year compared to $745 million or $4.53 loss per diluted share in the prior year period, primarily relating to improved operating margins within our Maintenance, Platform Services and Paint, Collision & Glass segments, net new store growth, same store sales growth, and a goodwill impairment charge lapping in the prior year, partially offset by increased employee related benefit costs, including performance-based and share-based compensation expense, reduced margins within the Car Wash segment, a lower tax benefit, an unfavorable impact from foreign exchange, increased loss on disposal or sale of assets, and increased asset impairment charges in the current period.
•Adjusted Net Income (non-GAAP) increased 31% to $186 million or $1.14 per diluted share. The increase was primarily due to improved operating margins within our Maintenance, Platform Services and Paint, Collision & Glass segments, net new store growth, and same store sales growth, partially offset by increased employee related benefit costs, including performance-based compensation, and reduced margins within the Car Wash segment.
•Adjusted EBITDA (non-GAAP) increased 7% to $553 million. The increase was primarily due to improved operating margins within our Maintenance, Platform Services and Paint, Collision & Glass segments, net new store growth, and same store sales growth, partially offset by increased employee related benefit costs, including performance-based compensation, and reduced margins within the Car Wash segment.

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
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, store opening costs, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 9 in our consolidated financial statements for a reconciliation of income (loss) before taxes to Adjusted EBITDA for the years ended December 28, 2024 and December 30, 2023.

The following table sets forth our key performance indicators for the years ended December 28, 2024 and December 30, 2023:

	Year Ended
(in thousands, except store count or as otherwise noted)	December 28, 2024	December 30, 2023
System-Wide Sales
System-Wide Sales by Segment:
Maintenance	$2,103,954	$1,899,813
Car Wash	580,554	591,752
Paint, Collision & Glass	3,450,660	3,389,565
Platform Services	374,150	402,598
Total	$6,509,318	$6,283,728
System-Wide Sales by Business Model:
Franchised Stores	$4,751,990	$4,560,980
Company-Operated Stores	1,544,932	1,526,353
Independently-Operated Stores	212,396	196,395
Total	$6,509,318	$6,283,728
Store Count
Store Count by Segment:
Maintenance	1,960	1,786
Car Wash	1,102	1,108
Paint, Collision & Glass	1,912	1,888
Platform Services	205	206
Total	5,179	4,988
Store Count by Business Model:
Franchised Stores	3,129	2,986
Company-Operated Stores	1,330	1,285
Independently-Operated Stores	720	717
Total	5,179	4,988
Same Store Sales %
Maintenance	4.5%	9.2%
Car Wash	(0.9%)	(5.6%)
Paint, Collision & Glass	0.8%	11.4%
Total consolidated	1.3%	7.4%
Adjusted EBITDA by segment
Maintenance	$385,853	$325,593
Car Wash	117,140	128,050
Paint, Collision & Glass	133,519	139,590
Platform Services	83,918	80,492
Total consolidated	552,721	516,887
Adjusted EBITDA margin
Maintenance	34.9%	33.9%
Car Wash	19.9%	21.4%
Paint, Collision & Glass	31.4%	27.9%
Platform Services	40.4%	37.3%
Total consolidated	23.6%	22.4%

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
Adjusted Net Income/Adjusted Earnings per Share. We define Adjusted Net Income as net income calculated in accordance with GAAP, adjusted for acquisition related costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges, amortization related to acquired intangible assets, and the tax effect of the adjustments. Adjusted Earnings Per Share is calculated by dividing Adjusted Net Income by the weighted average shares outstanding. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.

The following table provides a reconciliation of Net Loss to Adjusted Net Income and Adjusted Earnings per Share:
Adjusted Net Loss/Adjusted Earnings per Share

	Year Ended
(in thousands, except per share data)	December 28, 2024	December 30, 2023
Net loss	$(292,496)	$(744,962)
Acquisition related costs(a)	2,325	13,174
Non-core items and project costs, net(b)	18,403	7,343
Cloud computing amortization(c)	8,270	1,923
Share-based compensation expense(d)	48,139	15,300
Foreign currency transaction loss (gain), net(e)	20,239	(3,078)
Asset sale leaseback (gain) loss, net, impairment and closed store expenses(f)	435,703	990,384
Loss on debt extinguishment (g)	205	—
Amortization related to acquired intangible assets(h)	25,690	28,756
Provision for uncertain tax positions(i)	—	(354)
Valuation allowance for deferred tax asset(j)	51,186	17,729
Adjusted net income before tax impact of adjustments	317,664	326,215
Tax impact of adjustments(k)	(131,337)	(183,754)
Adjusted net income	$186,327	$142,461

Loss per share
Basic	$(1.79)	$(4.50)
Diluted	$(1.82)	$(4.53)

Adjusted earnings per share
Basic	$1.14	$0.86
Diluted	$1.14	$0.85

Weighted average shares outstanding
Basic	160,319	161,917
Diluted	160,319	161,917

Weighted average shares outstanding for Adjusted Net Income
Basic	160,319	161,917
Diluted	161,210	164,100

Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.

The following table provides a reconciliation of Net Loss to Adjusted EBITDA:

Adjusted EBITDA

	Year Ended
	December 28, 2024	December 30, 2023
Net loss	$(292,496)	$(744,962)
Income tax benefit	(25,143)	(102,689)
Interest expense, net	156,964	164,196
Depreciation and amortization	180,112	175,296
EBITDA	19,437	(508,159)
Acquisition related costs(a)	2,325	13,174
Non-core items and project costs, net(b)	18,403	7,343
Cloud computing amortization(c)	8,270	1,923
Share-based compensation expense(d)	48,139	15,300
Foreign currency transaction loss (gain), net(e)	20,239	(3,078)
Asset sale leaseback (gain) loss, net, impairment and closed store expenses(f)	435,703	990,384
Loss on debt extinguishment (g)	205	—
Adjusted EBITDA	$552,721	$516,887
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
(f)     Relates to (gains) losses, net on sale leasebacks, impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, assets held for sale, lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates, as well as goodwill impairment within the Car Wash segment. Refer to Note 7 for additional information.
(g)     Represents charges incurred related to the Company’s partial repayment of Senior Secured Notes in conjunction with the sale of its Canadian distribution business.
(h)    Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statement of operations.
(i)    Represents amounts recorded for uncertain tax positions, inclusive of interest and penalties.
(j) Represents valuation allowances on income tax carryforwards in certain domestic jurisdictions that are not more likely than not to be realized.
(k)     Represents the tax impact of adjustments associated with the reconciling items between net income (loss) and Adjusted Net Income, excluding the provision for uncertain tax positions and valuation allowance for certain deferred tax assets. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 36% depending upon the tax attributes of each adjustment and the applicable jurisdiction.

Results of Operations for the Year Ended December 28, 2024 Compared to the Year Ended December 30, 2023
Net Loss
We recognized a net loss of $292 million, or $1.82 loss per diluted share, for the year ended December 28, 2024, compared to a net loss of $745 million, or $4.53 loss per diluted share, for the year ended December 30, 2023. The improvement of approximately $452 million was primarily due to the following:
•positive same store sales within the Maintenance and Paint, Collision & Glass segments;
•net new store openings, primarily within the Maintenance segment;
•operating margin improvements within the Maintenance, Paint, Collision & Glass, and Platform Services segments; and
•a non-cash goodwill impairment charge in the prior year period of $851 million.
These increases were partially offset by:
•increased payroll and employee benefit costs, including performance-based compensation and $33 million of additional share-based compensation expense primarily relating to the modification of pre-IPO awards in the fourth quarter of 2023;
•decreased operating margins within the Car Wash segment;
•decreased tax benefit of $78 million, primarily relating to goodwill impairment charges in the prior year;
•an unfavorable impact from foreign exchange of $23 million compared to the prior year;
•non-cash asset impairment charges of $389 million in the current period, which primarily related to our step one quantitative analysis of long-lived assets as well as assets held for sale and right-of-use assets at closed stores in the current period compared to $133 million in the prior year period, which related to Car Wash fixed assets and right-of-use assets at closed stores and assets held for sale; and
•a net loss of $36 million in the current period primarily comprised of a loss on sale and disposals of fixed assets in our Car Wash business as well as gains on the sale of assets held for sale, compared to a loss on sale or disposals of fixed assets of approximately $5 million during the year ended December 30, 2023.
Adjusted Net Income
Adjusted net income was $186 million for the year ended December 28, 2024 compared to $142 million for the year ended December 30, 2023. This increase of $44 million was primarily due to the following:
•positive same store sales within the Maintenance and Paint, Collision & Glass segments;
•net new store openings, primarily within the Maintenance segment; and
•operating margin improvements within the Maintenance, Paint, Collision & Glass, and Platform Services segments.
The increases were partially offset by:
•increased payroll and employee benefit costs, including performance-based compensation; and
•decreased operating margins within the Car Wash segment.
Adjusted EBITDA
Adjusted EBITDA was $553 million for the year ended December 28, 2024 compared to $517 million for the year ended December 30, 2023. The increase of $36 million was primarily due to:
•positive same store sales within the Maintenance and Paint, Collision & Glass segments;
•net new store openings, primarily within the Maintenance segment; and
•operating margin improvements within the Maintenance, Paint, Collision & Glass, and Platform Services segments.
The increase was partially offset by:
•increased payroll and employee benefit costs, including performance-based compensation; and
•decreased operating margins within the Car Wash segment.

To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Certain percentages presented have been rounded to the nearest number, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Year Ended
(in thousands)	December 28, 2024	% of Net Revenues	December 30, 2023	% of Net Revenues
Franchise royalties and fees	$188,634	8.1%	$190,367	8.3%
Company-operated store sales	1,544,932	66.0%	1,526,353	66.2%
Independently-operated store sales	212,396	9.1%	196,395	8.5%
Advertising fund contributions	101,316	4.3%	98,850	4.3%
Supply and other revenue	292,310	12.5%	292,064	12.7%
Total net revenue	$2,339,588	100.0%	$2,304,029	100.0%
Franchise Royalties and Fees
Franchise royalties and fees decreased less than $2 million, or 1%, primarily due to a decrease in average royalty rates within the Paint, Collision & Glass segment and decreased franchise system-wide sales within the Platform Services segment, partially offset by an increase in franchise system-wide sales of $191 million, or 4%, driven by franchise same store sales growth within the Paint, Collision & Glass and Maintenance segments and the addition of 143 net new franchised stores.
Company-Operated Store Sales
Company-operated store sales increased $19 million, or 1%, of which $111 million related to an increase in the Maintenance segment, partially offset by a decrease of $65 million and $27 million related to the Paint, Collision & Glass and Car Wash segments, respectively. The sales increase in the Maintenance segment was primarily due to same store sales growth and 66 net new company-operated stores. The decrease in the Paint, Collision & Glass sales was primarily driven by revenue associated with the sale of nine company-operated stores to a franchisee in the current year. The decrease in Car Wash sales is primarily due to the full year impact in 2024 relating to stores closed during the fourth quarter of 2023 and a decrease in same store sales primarily relating to lower volume. On a net basis, the Company added 45 company-operated stores year-over-year.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) increased $16 million, or 8%, due to same store sales growth as a result of improved price realization and new product offerings.
Advertising Fund Contributions
Advertising fund contributions increased by $2 million, or 2%, primarily due to an increase in franchise system-wide sales. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of the franchisee’s gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue remained flat, primarily due to growth in product and service revenue within the Maintenance segment as a result of an increase in system-wide sales and net store growth, partially offset by the sale of our Canadian distribution business in the current year.

Operating Expenses

	Year Ended
(in thousands)	December 28, 2024	% of Net Revenues		December 30, 2023	% of Net Revenues
Company-operated store expenses	$993,090	42.4%		$1,004,472	43.6%
Independently-operated store expenses	121,325	5.2%		109,078	4.7%
Advertising fund expenses	101,617	4.3%		97,290	4.2%
Supply and other expenses	139,658	6.0%		158,436	6.9%
Selling, general, and administrative expenses	554,775	23.7%		462,117	20.1%
Depreciation and amortization	180,112	7.7%		175,296	7.6%
Goodwill impairment	—	—%	—	850,970	36.9%
Asset impairment charges and lease terminations	389,242	16.6%		132,903	5.8%
Total operating expenses	$2,479,819	106.0%		$2,990,562	129.8%
Company-Operated Store Expenses
Company-operated store expenses decreased $11 million, or 1%, primarily due to lower inventory costs and labor efficiency, partially offset by increased rent and property related expenses.
Independently-Operated Store Expenses
Independently-operated store expenses (comprised entirely of expenses from the international car wash locations) increased $12 million, or 11%, primarily due to variable costs associated with the increase in sales.
Advertising Fund Expenses
Advertising fund expenses increased by $4 million, or 4%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses decreased $19 million, or 12%, primarily related to the sale of our Canadian distribution business in the current year.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $93 million, or 20%, primarily due to increased payroll and employee benefit costs, including performance-based compensation and $33 million of additional share-based compensation expense primarily relating to the modification of pre-IPO awards in the fourth quarter of 2023, loss on the sale or disposal of assets and businesses of $36 million compared to $5 million in the prior year, and increased cloud computing amortization.
Depreciation and Amortization
Depreciation and amortization expense increased $5 million, or 3%, due to additional fixed assets, primarily related to Take 5 Oil site development.
Goodwill Impairment
Goodwill impairment charge of $851 million in the year ended December 30, 2023 is directly attributable to our Car Wash segment. For more information, refer to Note 7 in our consolidated financial statements included in this 10-K.
Asset Impairment Charges and Lease Terminations
Asset impairment charges and lease terminations increased by $256 million for the year ended December 28, 2024 compared to the year ended December 30, 2023. During the year ended December 28, 2024, impairment charges were primarily related to our U.S. Car Wash step one quantitative analysis of long-lived assets as well as assets held for sale and right-of-use assets at closed stores in the current period. During the year ended December 30, 2023, impairment charges were primarily related to U.S. Car Wash fixed assets and right-of-use assets at closed stores and assets held for sale. For more information, refer to Note 7 in our consolidated financial statements included within this Form 10-K.

Interest Expense, Net

	Year Ended
(in thousands)	December 28, 2024	% of Net Revenues	December 30, 2023	% of Net Revenues
Interest expense, net	$156,964	6.7%	$164,196	7.1%
Interest expense, net decreased $7 million, or 4%, primarily due to net debt reduction of $250 million in the current year, primarily relating to the Term loan and Revolving Credit Facility, interest income earned in the current year, and reduced interest related to the Tax Receivable Agreement, partially offset by increased interest and costs associated with the 2024-1 Senior Notes.
Foreign Currency Transactions Loss (Gain), Net

	Year Ended
(in thousands)	December 28, 2024	% of Net Revenues	December 30, 2023	% of Net Revenues
Foreign currency transaction loss (gain), net	$20,239	0.9%	$(3,078)	(0.1%)
The foreign currency transaction loss for the year ended December 28, 2024 was primarily comprised of transaction remeasurement losses in our foreign operations of $29 million, partially offset by a gain on foreign currency hedges of $9 million. The foreign currency transaction gain for the year ended December 30, 2023 was primarily comprised of transaction remeasurement gains in our foreign operations of $2 million and a gain on foreign currency hedges of $1 million.

Loss on Debt Extinguishment

	Year Ended
(in thousands)	December 28, 2024	% of Net Revenues	December 30, 2023	% of Net Revenues
Loss on Debt Extinguishment	$205	—%	$—	—%
Represents charges incurred related to the Company’s partial repayment of Senior Secured Notes in conjunction with the sale of its Canadian distribution business.
Income Tax Benefit

	Year Ended
(in thousands)	December 28, 2024	% of Net Revenues	December 30, 2023	% of Net Revenues
Income tax benefit	$(25,143)	(1.1%)	$(102,689)	(4.5%)
Income tax benefit was $25 million for the year ended December 28, 2024 compared to $103 million for the year ended December 30, 2023. The effective tax rate for the year ended December 28, 2024 was 7.9% primarily driven by the recognition of valuation allowances on income tax carryforwards in certain domestic jurisdictions that are not more likely than not to be realized, non-deductible share-based compensation and state taxes related to pre-tax income compared to 12.1% for the year ended December 30, 2023.

Segment Results of Operations for the Year Ended December 28, 2024 Compared to the Year Ended December 30, 2023
We assess the performance of our segments based on Adjusted EBITDA, which is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, store closure costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
Maintenance

	Year Ended		2024	2023
(in thousands, unless otherwise noted)	December 28, 2024	December 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$60,825	$56,298	5.5%	5.8%
Company-operated store sales	920,548	809,356	83.4%	84.3%
Supply and other revenue	122,771	94,746	11.1%	9.9%
Total net revenue	$1,104,144	$960,400	100.0%	100.0%
Adjusted EBITDA	$385,853	$325,593	34.9%	33.9%

System-Wide Sales			Change
Franchised stores	$1,183,406	$1,090,457	$92,949	8.5%
Company-operated stores	920,548	809,356	111,192	13.7%
Total System-Wide Sales	$2,103,954	$1,899,813	$204,141	10.7%

Store Count (in whole numbers)			Change
Franchised stores	1,242	1,134	108	9.5%
Company-operated stores	718	652	66	10.1%
Total Store Count	1,960	1,786	174	9.7%
Same Store Sales %	4.5%	9.2%
Maintenance net revenue increased $144 million, or 15%, driven primarily by a $111 million increase in company-operated store sales from same store sales growth and 66 net new company-operated stores. Supply and other revenue increased by $28 million, or 30%, primarily due to higher system-wide sales. Franchise royalties and fees increased by $5 million, or 8%, primarily due to a $93 million, or 9%, increase in franchise system-wide sales from same store sales growth and 108 net new franchise stores.
Maintenance Adjusted EBITDA increased $60 million, or 19%, primarily due to net new store growth, same store sales growth, cost management, and operational leverage.

Car Wash

	Year Ended		2024	2023
(in thousands, unless otherwise noted)	December 28, 2024	December 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Company-operated store sales	$368,158	$395,357	62.7%	66.1%
Independently-operated store sales	212,396	196,395	36.2%	32.9%
Supply and other revenue	6,683	5,992	1.1%	1.0%
Total net revenue	$587,237	$597,744	100.0%	100.0%
Adjusted EBITDA	$117,140	$128,050	19.9%	21.4%

System-Wide Sales			Change
Company-operated stores	$368,158	$395,357	$(27,199)	(6.9%)
Independently-operated stores	212,396	196,395	16,001	8.1%
Total System-Wide Sales	$580,554	$591,752	$(11,198)	(1.9%)

Store Count (in whole numbers)			Change
Company-operated stores	382	391	(9)	(2.3%)
Independently-operated stores	720	717	3	0.4%
Total Store Count	1,102	1,108	(6)	(0.5%)
Same Store Sales %	(0.9%)	(5.6%)
Car Wash segment net revenue decreased $11 million, or 2%, driven primarily by a $27 million, or 7%, decrease in company-operated store sales due to the full year impact in 2024 relating to stores closed during the fourth quarter of 2023 and a decrease in same store sales primarily relating to lower volume. Independently-operated store sales increased $16 million primarily due to an increase in same store sales as a result of new product offerings and improved price realization.
Car Wash Adjusted EBITDA decreased by $11 million, or 9%, primarily driven by decreased same store sales within company-operated stores, partially offset by positive same store sales within the independently-operated stores and improved inventory cost management.

Paint, Collision & Glass

	Year Ended		2024	2023
(in thousands, unless otherwise noted)	December 28, 2024	December 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$97,542	$103,604	23.0%	20.7%
Company-operated store sales	252,162	317,428	59.4%	63.4%
Supply and other revenue	74,926	79,342	17.6%	15.9%
Total net revenue	$424,630	$500,374	100.0%	100.0%
Adjusted EBITDA	$133,519	$139,590	31.4%	27.9%

System-Wide Sales			Change
Franchised stores	$3,198,498	$3,072,137	$126,361	4.1%
Company-operated stores	252,162	317,428	(65,266)	(20.6%)
Total System-Wide Sales	$3,450,660	$3,389,565	$61,095	1.8%

Store Count (in whole numbers)			Change
Franchised stores	1,683	1,647	36	2.2%
Company-operated stores	229	241	(12)	(5.0%)
Total Store Count	1,912	1,888	24	1.3%
Same Store Sales %	0.8%	11.4%
Paint, Collision & Glass net revenue decreased $76 million, or 15%, for the year ended December 28, 2024, primarily driven by a decrease in company-operated store sales of $65 million, or 21%, primarily driven by revenue associated with nine company-operated stores that were sold to a franchisee in the current year as well as decreased volume associated with company-operated stores. Franchise royalties and fees decreased $6 million, or 6%, primarily due to a decrease in average royalty rates, partially offset by a $126 million, or 4%, increase in franchise system-wide sales generated by same store sales growth.
Paint, Collision & Glass Adjusted EBITDA decreased $6 million, or 4%, primarily due to Adjusted EBITDA associated with the nine company-operated stores sold to a franchisee in the current year as well as decreased volume associated with company-operated stores, partially offset by an improvement in operating margin.

Platform Services

	Year Ended		2024	2023
(in thousands, unless otherwise noted)	December 28, 2024	December 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$30,267	$30,465	14.6%	14.1%
Company-operated store sales	4,064	4,212	2.0%	1.9%
Supply and other revenue	173,184	181,327	83.4%	84.0%
Total net revenue	$207,515	$216,004	100.0%	100.0%
Adjusted EBITDA	$83,918	$80,492	40.4%	37.3%

System-Wide Sales			Change
Franchised stores	$370,086	$398,386	$(28,300)	(7.1%)
Company-operated stores	4,064	4,212	(148)	(3.5%)
Total System-Wide Sales	$374,150	$402,598	$(28,448)	(7.1%)

Store Count (in whole numbers)			Change
Franchised stores	204	205	(1)	(0.5%)
Company-operated stores	1	1	—	—%
Total Store Count	205	206	(1)	(0.5%)
Platform Services net revenue decreased $8 million, or 4%, primarily due to the sale of our Canadian distribution business, partially offset by supply sales relating to total company system-wide sales increases in the current year.
Platform Services Adjusted EBITDA increased $3 million, or 4%, primarily driven by cost management.

Financial Condition, Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Cash flow from operations, supplemented with our long-term borrowings and revolving credit facilities, has been sufficient to fund our operations while allowing us to make strategic investments to grow our business. We believe that our sources of liquidity and capital resources will be adequate to fund our operations, acquisitions, company-operated store development, other general corporate needs, and the additional expenses we expect to incur for at least the next twelve months. We expect to continue to have access to the capital markets at acceptable terms. However, this could be adversely affected by many factors including macroeconomic factors, a downgrade of our credit rating, or a deterioration of certain financial ratios.
Driven Brands Funding, LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with our securitization senior notes. Our Term Loan Facility and Revolving Credit Facility also have certain qualitative covenants. As of December 28, 2024, the Co-Issuers and Driven Holdings were in material compliance with all such covenants under their respective credit agreements.
In July 2024, the Company issued $275 million of 2024-1 Senior Notes as well as replaced the 2019 VFN with a $400 million 2024 VFN. Proceeds from the 2024-1 Senior Notes were primarily used to repay the Company’s 2018-1 Senior Notes. See Note 8 to our consolidated financial statements for additional information regarding the Company’s debt.
At December 28, 2024, the Company had total liquidity of $649 million, which included $170 million in cash and cash equivalents and $374 million and $105 million of undrawn capacity on its 2024 VFN and Revolving Credit Facility, respectively. This does not include the additional $135 million Series 2022-1 Class A-1 Notes that expand our variable funding note borrowing capacity when the company elects to exercise it, assuming certain conditions continue to be met.
On February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash (the “Buyer”). The aggregate purchase price is $385 million, subject to customary adjustments for cash, indebtedness, working capital, and transaction expenses. Under the terms of the agreement, the Buyer has agreed to pay the Company $255 million in cash and deliver to the Company an interest-bearing seller note in the principal amount of $130 million, subject to customary adjustments. The transition is subject to customary closing conditions.
Contractual Obligations
In addition to our liquidity and capital resources, we have significant contractual obligations and commitments as of December 28, 2024 relating to the following:
•Long-term debt and interest obligations - As of December 28, 2024 our outstanding debt balance was $2.7 billion. See Note 8 to our consolidated financial statements for additional details regarding the timing of expected future principal payments. Interest on long-term debt is calculated based on debt outstanding and interest rates in effect on December 28, 2024, taking into account scheduled maturities and amortization payments. As of December 28, 2024, we estimate interest payments of $135 million due in 2025 and $298 million due in 2026 and thereafter.
•Operating lease commitments - The company and its subsidiaries have operating lease agreements for the rental of office space, company-operated stores, and office equipment. As of December 28, 2024, our remaining contractual commitments for operating leases were $2.2 billion. See Note 10 to our consolidated financial statements regarding the timing of expected future payments.
•Sublease rental - The Company’s subsidiaries enter into certain lease agreements with owners of real property to sublet the leased premises to its franchisees. As of December 28, 2024, our remaining contractual commitments for sublease rentals were $40 million. See Note 10 to our consolidated financial statements regarding the timing of expected future payments.
The following table illustrates the main components of our cash flows for the year ended December 28, 2024 and December 30, 2023:

	Year Ended
(in thousands)	December 28, 2024	December 30, 2023
Net cash provided by operating activities	$241,447	$235,167
Net cash provided by (used in) investing activities	59,019	(451,407)
Net cash (used in) provided by financing activities	(302,837)	170,699
Effect of exchange rate changes on cash	(4,103)	484
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(6,474)	$(45,057)

Operating Activities
Net cash provided by operating activities was $241 million for the year ended December 28, 2024 compared to $235 million for the year ended December 30, 2023. The increase was primarily due to net working capital improvements, partially offset by costs associated with improvements to our IT infrastructure during the year ended December 28, 2024.
Investing Activities
Net cash provided by investing activities was $59 million for the year ended December 28, 2024 compared to $451 million used in investing activities for the year ended December 30, 2023. The increase was primarily due to a $308 million decrease in capital expenditures, $299 million proceeds from the sale or disposal of businesses and fixed assets, primarily consisting of $208 million from the sale of assets held for sale, $78 million from the sale of our Canadian distribution business, and $18 million from the sale of nine company-operated collision stores to a franchisee, as well as a $57 million decrease in net cash paid for acquisitions, partially offset by a $143 million decrease in proceeds from sale leaseback transactions.
Financing Activities
Net cash used in financing activities was $303 million for the year ended December 28, 2024 compared to $171 million provided by the year ended December 30, 2023. The decrease in cash provided by financing activities was primarily related to an increase in net repayments of long-term debt, including finance leases, of $436 million, Tax Receivable Agreement payments of $38 million during the year, net repayments on the Revolving Credit facility of $58 million in the current year compared to net borrowings on the Revolving Credit Facility of $248 million in the prior year, debt issuance costs of $10 million in the current year, and proceeds from the exercise of stock options of $6 million in the prior year. The decrease is partially offset by the 2024-1 Senior Notes issuance of $275 million in the current year and share repurchases of $50 million in the prior year. See Note 8 to our consolidated financial statements for additional information regarding the Company’s debt.
Tax Receivable Agreement
We expect to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s initial public offering, which we therefore attribute to our existing shareholders. We expect that these tax benefits (i.e., the Pre-IPO and IPO-Related Tax Benefits) will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future. We have entered into a Tax Receivable Agreement which provides our Pre-IPO shareholders with the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that we and our subsidiaries actually realize as a result of the utilization of the Pre-IPO and IPO-Related Tax Benefits or divestitures. The Company recorded a current income tax receivable liability of $23 million and $56 million as of December 28, 2024 and December 30, 2023, respectively, and a non-current income tax receivable liability of $111 million and $118 million as of December 28, 2024 and December 30, 2023, respectively, on the consolidated balance sheets. We made payments of approximately $38 million under the Tax Receivable Agreement in 2024.
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
In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of reporting units and indefinite-lived intangible assets. Significant assumptions used by management in estimating fair value under the discounted cash flow model include revenue growth rates, long-term revenue growth rates, discount rates, EBITDA margins, capital expenditures, and tax rates. Other assumptions include operating expenses and overhead expenses. Assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
The Company performed a quantitative assessment of goodwill as of September 29, 2024 for its annual impairment test as the company determined based on qualitative factors it was more-likely-than-not that an impairment existed as of the annual impairment testing date based on historical impairment test results. As of the date of our annual impairment assessment, our Car Wash International reporting unit had a goodwill carrying value approximating $214 million and the fair value exceeded this amount by approximately 3%. The most sensitive assumptions utilized to estimate the fair value of this reporting unit were the discount rate, revenue growth rates, long-term revenue growth rate, EBITDA margins, capital expenditures, tax rate, and the valuation multiples applied. A hypothetical 0.5% increase to the discount rate, 1% decrease to the revenue growth rate, or 1% increase to capital expenditures would have resulted in an impairment of $7 million. A hypothetical 1% decrease to the long-term revenue growth rate or 2% decrease in EBITDA margin would have resulted in an impairment of $22 million. Material changes in these estimates could occur and result in impairment charges in future periods.
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
The Company performed a qualitative assessment of indefinite-lived trade names as of September 29, 2024, which is the date of our annual impairment test, as it was not more-likely-than-not an impairment existed.
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
The Company performed an interim impairment test over the long-lived assets of the U.S. Car Wash business as of December 28, 2024 and determined the carrying value of the assets exceeded the fair value. An impairment of $325 million was recorded to property and equipment. Refer to Note 7 within the consolidated financial statements within this Form 10-K for additional information.
Income taxes
We estimate certain components of our provision for income taxes. Our estimates and judgments include, among other items, the calculations used to determine the deferred tax asset and liability balances, effective tax rates for state and local income taxes, uncertain tax positions, amounts deductible for tax purposes, and related reserves. We adjust our annual effective income tax rate as additional information on outcomes or events become available. Further, our assessment of uncertain tax positions requires judgments relating to the amounts, timing, and likelihood of resolution.
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
We have attempted to manage this risk by issuing fixed rate debt instruments on the majority of our securitization senior notes. However, our variable funding notes, Term Loan Facility, and Revolving Credit Facility are variable rate, and therefore our interest costs are subject to change based on movement in interest rates. A hypothetical rate increase or decrease of 1% for variable debt held as of December 28, 2024, would result in an increase or decrease of interest expense of $5 million.
We also have exposure to variable interest rates in the Tax Receivable Agreement. See Note 2 to the consolidated financial statements for additional details.
As discussed in “Item 1A. Risk Factors - We are required to make payments under a Tax Receivable Agreement for certain tax benefits, which amounts are expected to be material” to the extent that we are unable to make payments under the Tax Receivable Agreement because of restrictions under our outstanding indebtedness, we may be subject to interest rate risk. As of July 1, 2023, interest accrues at the Base Rate plus an applicable margin or SOFR plus an applicable term adjustment plus 1.0%. To the extent that we are unable to make payments under the Tax Receivable Agreement for any other reason, such payments will generally accrue interest at a rate of SOFR plus an applicable term adjustment plus 5.0% per annum until paid.
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
Foreign Exchange Risk
We are exposed to market risk due to changes in currency exchange rate fluctuations for revenues generated by our operations in Canada, Europe, and Australia, which can adversely impact our net income and cash flows. Our consolidated statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions, such as intercompany loans denominated in foreign currency. We have attempted to minimize this risk on certain securitization debt with a foreign currency forward contract to hedge our risk to changes between the U.S. Dollar and Canadian Dollar. See Note 11 to the consolidated financial statements for additional details.
Impact of Inflation
Inflation did not have a significant overall effect on our annual results of operations during 2024, 2023 or 2022. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Driven Brands Holdings Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Driven Brands Holdings Inc. and its subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Annual Goodwill Impairment Assessment – Car Wash International Reporting Unit
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s goodwill balance was $1.4 billion as of December 28, 2024, and the goodwill of the Car Wash reportable segment was $197.5 million, which relates to the Car Wash International reporting unit. Management tests goodwill for impairment at the reporting unit level on the first day of the fourth quarter every year or more frequently if events or changes in circumstances indicate the asset might be impaired. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. Management uses the income approach method of valuation that includes the discounted cash flow method, and the market approach that includes the guideline public company method, to determine the fair value of the reporting units. Significant assumptions used by management in estimating fair value under the discounted cash flow model include the discount rates, revenue growth rates, long-term revenue growth rates, EBITDA margins, capital expenditures, and tax rates. Assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Car Wash International reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Car Wash International reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) discount rate, revenue growth rates, long-term revenue growth rate, EBITDA margins, capital expenditures, and tax rate used in the discounted cash flow method and (b) selection of guideline companies and valuation multiples applied used in the guideline public company method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Car Wash International reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of Car Wash International reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method and guideline public company method used by management; (iii) testing the completeness and accuracy of the underlying data used in the methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to discount rate, revenue growth rates, long-term revenue growth rate, EBITDA margins, capital expenditures, and tax rate used in the discounted cash flow method and selection of guideline companies and valuation multiples applied in the guideline public company method. Evaluating management’s assumptions related to revenue growth rates, long-term revenue growth rate, EBITDA margins, capital expenditures and tax rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Car Wash International reporting unit; (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit; and (iii) for assumptions other than capital expenditures, the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and the guideline public company method and (ii) the reasonableness of the assumptions related to the discount rate, long-term revenue growth rate, selection of guideline companies, and valuation multiples applied.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 26, 2025

We have served as the Company’s auditor since 2022.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in thousands, except per share amounts)	December 28, 2024	December 30, 2023	December 31, 2022
Net revenue:
Franchise royalties and fees	$188,634	$190,367	$171,734
Company-operated store sales	1,544,932	1,526,353	1,324,408
Independently-operated store sales	212,396	196,395	195,157
Advertising contributions	101,316	98,850	87,750
Supply and other revenue	292,310	292,064	254,145
Total net revenue	2,339,588	2,304,029	2,033,194
Operating Expenses:
Company-operated store expenses	993,090	1,004,472	812,262
Independently-operated store expenses	121,325	109,078	107,940
Advertising expenses	101,617	97,290	87,986
Supply and other expenses	139,658	158,436	145,481
Selling, general, and administrative expenses	554,775	462,117	401,660
Depreciation and amortization	180,112	175,296	147,156
Goodwill impairment	—	850,970	—
Asset impairment charges and lease terminations	389,242	132,903	131,105
Total operating expenses	2,479,819	2,990,562	1,833,590
Operating (loss) income	(140,231)	(686,533)	199,604
Other expenses, net:
Interest expense, net	156,964	164,196	114,096
Foreign currency transaction loss (gain), net	20,239	(3,078)	17,168
Loss on debt extinguishment	205	—	—
Other expense, net	177,408	161,118	131,264
(Loss) income before taxes	(317,639)	(847,651)	68,340
Income tax (benefit) expense	(25,143)	(102,689)	25,167
Net (loss) income	$(292,496)	$(744,962)	$43,173
Net loss attributable to non-controlling interest	—	—	(15)
Net (loss) income attributable to Driven Brands Holdings Inc.	$(292,496)	$(744,962)	$43,188

(Loss) earnings per share:
Basic	$(1.79)	$(4.50)	$0.26
Diluted	$(1.82)	$(4.53)	$0.25
Weighted average shares outstanding
Basic	160,319	161,917	162,762
Diluted	160,319	161,917	166,743

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Net (loss) income	$(292,496)	$(744,962)	$43,173
Other comprehensive income:
Foreign currency translation adjustments	(50,776)	26,098	(64,418)
Unrealized (loss) gain from cash flow hedges, net of tax expense (benefit) of ($718), ($254), and $1,849, respectively	(2,720)	(892)	5,941
Actuarial (loss) gain of defined pension plan, net of tax (benefit) expense of $0, $18, and $591, respectively	(201)	(633)	1,049
Other comprehensive (loss) income, net	(53,697)	24,573	(57,428)
Total comprehensive loss	(346,193)	(720,389)	(14,255)
Comprehensive income (loss) attributable to non-controlling interests	—	13	(36)
Comprehensive loss attributable to Driven Brands Holdings Inc.	$(346,193)	$(720,402)	$(14,219)

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$169,954	$176,522
Restricted cash	358	657
Accounts and notes receivable, net	179,609	151,259
Inventory	67,527	83,171
Prepaid and other assets	42,271	46,714
Income tax receivable	13,706	15,928
Assets held for sale	134,297	301,229
Advertising fund assets, restricted	49,716	45,627
Total current assets	657,438	821,107
Other assets	125,422	56,565
Property and equipment, net	1,024,168	1,438,496
Operating lease right-of-use assets	1,370,355	1,389,316
Deferred commissions	7,246	6,312
Intangibles, net	665,896	739,402
Goodwill	1,403,056	1,455,946
Deferred tax assets	8,206	3,660
Total assets	$5,261,787	$5,910,804
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$95,260	$67,526
Accrued expenses and other liabilities	253,880	242,171
Income tax payable	6,860	5,404
Current portion of long-term debt	33,189	32,673
Income tax receivable liability	22,676	56,001
Advertising fund liabilities	22,030	23,392
Total current liabilities	433,895	427,167
Long-term debt	2,660,355	2,910,812
Deferred tax liabilities	87,485	154,742
Operating lease liabilities	1,303,033	1,332,519
Income tax receivable liability	110,935	117,915
Deferred revenue	31,314	30,507
Long-term accrued expenses and other liabilities	27,436	30,419
Total liabilities	4,654,453	5,004,081
Commitments and contingencies (Note 17)
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 163,842,248 and 163,965,231 shares outstanding; respectively	1,638	1,640
Additional paid-in capital	1,699,851	1,652,401
Accumulated deficit	(1,002,583)	(710,087)
Accumulated other comprehensive loss	(91,572)	(37,875)
Total shareholders’ equity attributable to Driven Brands Holdings Inc.	607,334	906,079
Non-controlling interests	—	644
Total shareholders' equity	607,334	906,723
Total liabilities and shareholders' equity	$5,261,787	$5,910,804

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended
	December 28, 2024		December 30, 2023		December 31, 2022
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,965,231	$1,640	167,404,047	$1,674	167,380,450	$1,674
Stock issued relating to Employee Stock Purchase Plan	73,196	—	82,546	1	143,707	1
Shares issued for exercise/vesting of share-based compensation awards	256,191	3	354,093	4	35,788	—
Share repurchases	—	—	(3,601,694)	(36)	—	—
Forfeiture of restricted stock awards	(452,370)	(5)	(273,761)	(3)	(155,898)	(1)
Balance at end of period	163,842,248	$1,638	163,965,231	$1,640	167,404,047	$1,674
Additional paid-in capital
Balance at beginning of period		$1,652,401		$1,628,904		$1,605,890
Share-based compensation expense		48,139		15,300		20,583
Exercise of stock options		—		6,117		354
Stock issued relating to Employee Stock Purchase Plan		904		2,080		2,077
Tax obligations for share-based compensation		(1,593)		—		—
Balance at end of period		$1,699,851		$1,652,401		$1,628,904
(Accumulated deficit) retained earnings
Balance at beginning of period		$(710,087)		$84,795		$41,607
Share repurchases		—		(49,920)		—
Net (loss) income		(292,496)		(744,962)		43,188
Balance at end of period		$(1,002,583)		$(710,087)		$84,795
Accumulated other comprehensive loss
Balance at beginning of period		$(37,875)		$(62,435)		$(5,028)
Other comprehensive (loss) income		(53,697)		24,560		(57,407)
Balance at end of period		$(91,572)		$(37,875)		$(62,435)
Non-controlling interests
Balance at beginning of period		$644		$631		$1,099
Net loss		—		—		(15)
Other comprehensive income (loss)		—		13		(21)
Divestiture of Denmark car wash operations		—		—		(432)
Acquisition of non-controlling interest		(644)		—		—
Balance at end of period		$—		$644		$631
Total shareholders’ equity		$607,334		$906,723		$1,653,569

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Net (loss) income	$(292,496)	$(744,962)	$43,173
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	180,112	175,296	147,156
Goodwill impairment	—	850,970	—
Trade name impairment	—	—	125,450
Share-based compensation expense	48,139	15,300	20,583
Loss (gain) on foreign denominated transactions	29,413	(2,022)	17,147
(Gain) loss on foreign currency derivatives	(9,174)	(1,056)	21
Loss (gain) on sale and disposal of businesses, fixed assets, and sale leaseback transactions	35,722	4,909	(34,854)
Reclassification of interest rate hedge to income	(2,094)	(2,077)	(542)
Bad debt expense	6,672	1,938	5,777
Asset impairment charges and lease terminations	389,242	132,903	5,655
Amortization of deferred financing costs and bond discounts	9,759	10,307	8,450
Amortization of cloud computing	8,270	1,923	—
(Benefit) provision for deferred income taxes	(66,594)	(125,804)	20,567
Loss on extinguishment of debt	205	—	—
Other, net	(22,648)	22,320	(21)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(48,190)	13,561	(58,837)
Inventory	2,618	(11,731)	(22,712)
Prepaid and other assets	3,467	(6,877)	(30,418)
Advertising fund assets and liabilities, restricted	(5,031)	(16,861)	12,698
Other assets	(85,491)	(39,814)	(23,378)
Deferred commissions	934	418	3,407
Deferred revenue	832	1,937	1,925
Accounts payable	29,397	7,390	(34,634)
Accrued expenses and other liabilities	17,588	(52,854)	2,898
Income tax receivable	10,795	53	(12,335)
Cash provided by operating activities	241,447	235,167	197,176
Cash flows from investing activities:
Capital expenditures	(288,504)	(596,478)	(436,205)
Cash used in business acquisitions, net of cash acquired	(2,990)	(59,574)	(763,061)
Proceeds from sale leaseback transactions	51,371	194,658	333,798
Proceeds from sale or disposal of businesses and fixed assets	299,142	9,987	25,188
Cash provided by (used in) investing activities	59,019	(451,407)	(840,280)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(9,646)	—	(7,172)
Proceeds from the issuance of long-term debt	274,794	—	365,000
Repayment of long-term debt	(465,443)	(27,971)	(23,912)
Proceeds from revolving lines of credit and short-term debt	46,000	378,000	435,000
Repayment of revolving lines of credit and short-term debt	(104,000)	(130,000)	(435,000)
Repayment of principal portion of finance lease liability	(3,931)	(5,165)	(3,369)
Payment of Tax Receivable Agreement	(38,374)	—	—
Acquisition of non-controlling interest	(644)	—	—
Share repurchases	—	(49,956)	—
Proceeds from the termination of interest rate swap	—	—	10,870
Tax obligations for share-based compensation	(1,593)	—	—
Stock option exercises	—	6,117	340
Other, net	—	(326)	1,611
Cash (used in) provided by financing activities	(302,837)	170,699	343,368

Effect of exchange rate changes on cash	(4,103)	484	(2,283)
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(6,474)	(45,057)	(302,019)
Cash and cash equivalents, beginning of period	176,522	227,110	523,414
Cash included in advertising fund assets, restricted, beginning of period	38,537	32,871	38,586
Restricted cash, beginning of period	657	792	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	215,716	260,773	562,792
Cash and cash equivalents, end of period	169,954	176,522	227,110
Cash included in advertising fund assets, restricted, end of period	38,930	38,537	32,871
Restricted cash, end of period	358	657	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$209,242	$215,716	$260,773

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$16,484	$33,695	$18,857
Deferred consideration included in accrued expenses and other liabilities	1,596	3,311	35,007
Supplemental cash flow disclosures - cash paid for:
Interest	$147,748	$156,083	$113,226
Income taxes	37,144	22,947	17,220

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. together with its subsidiaries (collectively, the “Company”) is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 5,200 franchised, independently-operated, and company-operated locations across 49 U.S. states and 13 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, Take 5 Car Wash®, CARSTAR®, AutoGlassNow®, Fix Auto, and 1-800-Radiator & A/C® that compete in the automotive services industry.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to our pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divests. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current income tax receivable liability of $23 million and $56 million as of December 28, 2024 and December 30, 2023, respectively, and a non-current income tax receivable liability of $111 million and $118 million as of December 28, 2024 and December 30, 2023, respectively, on the consolidated balance sheets. We made payments of approximately $38 million under the Tax Receivable Agreement in 2024.
Note 2— Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). Our fiscal years ending December 28, 2024 and December 30, 2023 each consisted of 52 weeks, and our 2022 fiscal year ending December 31, 2022 consisted of 53 weeks. The Car Wash segment is consolidated based on a calendar month end.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The adjustments include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The twelve months ended December 28, 2024 include an adjustment to the consolidated balance sheet and consolidated statement of operations that originated in the prior year. The adjustment decreased current assets $4 million, decreased property and equipment, net $5 million, and increased selling, general, and administrative expenses by $9 million. The Company evaluated the materiality of the adjustment on prior period financial statements, recorded the adjustment in the current period, and concluded the effect of the adjustment was immaterial to both the current and prior financial statements.
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
Restricted Cash
The Company had total restricted cash of $39 million at both December 28, 2024 and December 30, 2023, respectively, which primarily consisted of funds from franchisees pursuant to franchise agreements, the usage of which was restricted to advertising activities, and letters of credit collateral. Advertising funds are presented within advertising fund assets, restricted, on the consolidated balance sheet.
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
Notes receivable are primarily from franchisees and relate to financing arrangements for certain past due balances or to partially finance the acquisition of company-operated stores or re-franchising locations. The notes are typically collateralized by the assets of the store being purchased. Interest income recognized on these notes is included in supply and other revenue on the accompanying consolidated statements of operations. The Company places notes receivable on a non-accrual status based on management’s determination if it is probable that the principal balance is not expected to be repaid per the contractual terms. When the Company places a note receivable on a non-accrual status, interest income recorded on the note is reversed through supply and other revenue. The Company recorded an immaterial amount of interest income related to its notes receivables during the years ended December 28, 2024, December 30, 2023, and December 31, 2022.
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

Cloud Computing Arrangements
The Company capitalizes qualified cloud computing implementation costs associated with the application development stage and subsequently amortizes these costs over the term of the hosting arrangement and stated renewal period, if it is reasonably certain we will renew. Capitalized costs are included in other assets on the consolidated balance sheets. The Company recorded capitalized cloud computing arrangement costs of $116 million and $52 million as of December 28, 2024 and December 30, 2023, respectively, which included $46 million and $29 million of cloud computing assets not-in-service and accumulated amortization of $10 million and $2 million, respectively. During the years ended December 28, 2024 and December 30, 2023, we recorded cloud computing amortization of $8 million and $2 million, respectively. As of December 31, 2022, no cloud computing arrangements were in service.
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

In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of the reporting units and indefinite-lived intangible assets. Significant assumptions used by management in estimating fair value under the discounted cash flow model include the discount rates, revenue growth rates, long-term revenue growth rates, EBITDA margins, capital expenditures, and tax rates. Other assumptions include operating expenses, overhead expenses. Assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
When performing a quantitative test of our trade name intangible assets, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate, and a discount rate to be applied to the forecast revenue stream.
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
Refer to Note 7 for information regarding goodwill and intangible impairment charges recorded during the years ended December 30, 2023 and December 31, 2022. No goodwill or indefinite-lived intangible impairment charges were recorded during the year ended December 28, 2024.
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
The lives of definite lived intangibles are reviewed and reduced if changes in their planned use occur. If changes in the asset’s planned use is identified, management reviews the useful life and carrying value of the asset to assess the recoverability of the assets if facts and circumstances indicate the carrying value may not be recoverable. The recoverability test requires management to compare the undiscounted cash flows expected to be generated by the intangible asset or asset group to the carrying value. If the carrying amounts of the intangible asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying value exceeds its fair value.
Management reviews business combinations to identify intangible assets, which are typically tradenames and customer relationships, and value the assets based on information and assumptions available to us at the date of purchase utilizing income and market approaches to determine fair value.
Assets Held for Sale
Assets currently available for sale and expected to be sold within one year are classified as assets held for sale on the consolidated balance sheets. Refer to Note 7 for additional information.
Accrued Liabilities
Included within accrued expenses and other liabilities on the consolidated balance sheet were $44 million and $50 million of accrued payroll, bonus, and benefits at December 28, 2024 and December 30, 2023, respectively.

The Company has the following employee benefit plans: a 401(k) plan covering eligible employees as defined by the plan agreement, a non-qualified deferred compensation plan for its executive level employees, and an unfunded pension plan covering certain international employees within the Car Wash segment.
Derivative Instruments
We utilize derivative financial instruments to manage our interest rate and foreign exchange exposure. For derivatives instruments where we have not elected hedge accounting, the change in fair value is recognized in earnings. For derivative instruments where we have elected hedge accounting, the changes in the derivative and the hedged item attributable to the hedged risks are recognized in the same line within our consolidated statement of operations. For derivatives designated as cash flow hedges, changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income (loss) and subsequently recorded to the statement of operations when the hedged item impacts earnings. Derivatives designated as hedge accounting are assessed at inception and on an ongoing basis whether the instrument is, and will continue to be, highly effective in offsetting cash flow or fair value of the hedged item and whether it remains probable the forecasted transaction will occur. Changes in the fair value for derivative instruments that do not qualify as hedge accounting are recognized in the consolidated statement of operations. Refer to Note 11 for additional information regarding our derivative assets and liabilities.
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
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has elected a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. The Company records contract assets, included in deferred commissions on the accompanying consolidated balance sheets, for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year and if such costs are material. Commission expenses, a primary cost associated with the sale of franchise licenses, are amortized to selling, general and administrative expenses in the consolidated statements of operations ratably over the life of the associated franchise agreement.
The Company records contract assets for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year and if such costs are material. Commission expenses, a primary cost associated with the sale of franchise licenses, are amortized to selling, general, and administrative expenses in the consolidated statements of operations ratably over the life of the associated franchise agreement.
Capitalized costs to obtain a contract as of December 28, 2024 and December 30, 2023 were $7 million and $6 million, respectively, and are presented within deferred commissions on the consolidated balance sheets.
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
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $31 million as of December 28, 2024 and December 30, 2023, which are presented within deferred revenue on the consolidated balance sheets.
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
Share-Based Compensation
The Company recognizes expense related to share-based compensation awards over the service period (generally the vesting period) in the consolidated financial statements based on the estimated fair value of the award on the grant-date. Forfeitures are accounted for as they occur.
Shares Repurchased
We record shares repurchased on their trade date and reduce shareholders’ equity and increase accounts payable. Shares repurchased are retired, and the excess of repurchase price over the par value of the shares is charged to retained earnings. Refer to Note 13 for additional information.
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

Financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2024 and December 30, 2023 are summarized as follows:

Items Measured at Fair Value at December 28, 2024
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	$—	$5,742	$5,742
Derivative liabilities, recorded in accrued expenses and other liabilities	$—	$19	$19

Items Measured at Fair Value at December 30, 2023
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	$—	$285	$285
Derivative liabilities, recorded in accrued expenses and other liabilities	$—	$493	$493

The carrying value and estimated fair value of total long-term debt were as follows:

	December 28, 2024		December 30, 2023
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,727,770	$2,654,884	$2,977,996	$2,800,011
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
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The standard enhances segment disclosure requirements of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) to assist in understanding how segment expenses and operating results are evaluated. The new standard does not change the definition or aggregation of operating segments. The standard also expands the interim disclosure requirements on a retrospective basis. We have adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. Refer Note 9 for the Company’s annual segment disclosure.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. In January 2025, the FASB subsequently issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures(Subtopic 220-40): Clarifying the Effective Date. This ASU provides clarification on the ASU's effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

2024 Acquisitions

The Company completed one acquisition within the Maintenance segment and one acquisition in the international car wash business within the Car Wash segment during the year ended December 28, 2024, representing two sites and one site, respectively, for an aggregate cash consideration, net of cash acquired and liabilities assumed, of less than $2 million.

2023 Acquisitions
The Company completed six acquisitions within the Maintenance segment during the year ended December 30, 2023, representing six sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $9 million.
The Company completed three acquisitions within the Car Wash segment during the year ended December 30, 2023, representing four sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $15 million.
The Company completed two acquisitions in the Paint, Collision & Glass segment during the year ended December 30, 2023, representing two sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $6 million.
The Company estimated the fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The amounts for assets acquired and liabilities assumed for the 2023 acquisitions are as follows:

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
Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of synergies within the existing segments and intangible assets that do not qualify for separate recognition. Goodwill, which was allocated to the Maintenance, Car Wash, and Paint, Collision & Glass segments, is substantially all deductible for income tax purposes. Purchase accounting allocations are complete for all 2023 acquisitions as of December 28, 2024.

2022 Acquisitions
The Company completed 22 acquisitions in the Car Wash segment during the year ended December 31, 2022, representing 35 sites, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired, was approximately $350 million. In June, the Car Wash segment acquired Jimmy Clean Car Wash, which was comprised of 3 sites for a total consideration of $32 million. In July 2022, the Car Wash segment acquired Speedy Shine Express Car Wash, which was comprised of 2 sites for a total consideration of $34 million. In October 2022, the Car Wash segment acquired Quick & Clean Car Wash, which was comprised of 4 sites for a total consideration of $38 million.
The Company completed 6 acquisitions in the Maintenance segment during the year ended December 31, 2022, representing 14 sites, each individually immaterial, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was $25 million.
The Company completed 10 acquisitions in the Paint, Collision & Glass segment during the year ended December 31, 2022, representing 174 sites, which were deemed to be business combinations. The aggregate cash consideration for these acquisitions, net of cash acquired, was $406 million. In December 2021, the Company acquired AGN, which was comprised of 79 sites at the time of the Company’s acquisition, for a total consideration of $171 million. The purchase price allocation resulted in the recognition of $49 million of intangible assets, $37 million of which was a trade name intangible asset. The fair value of the acquired trade name was estimated using an income approach, specifically, the relief-from-royalty method. The Company utilized assumptions with respect to forecasted sales, the discount rate, and the royalty rate in determining the fair value of the acquired trade name. In April 2022, the Company acquired All Star Glass (“ASG”), which was comprised of 31 sites at the time of the acquisition for a total consideration of $36 million. In July 2022, the Company acquired K&K Glass, which was comprised of 8 sites for a total consideration of $40 million, and the Company acquired Jack Morris Auto Glass, which was comprised of 9 sites for a total consideration of $54 million. In September 2022, the Company acquired Auto Glass Fitters Inc., which was comprised of 24 sites for a total consideration of $72 million. The Company amortizes the acquired lease right of use assets, customer list intangibles, and definite lived trade name over their estimated remaining lives of 4 years, 13 years, and 1 year, respectively. The purchase price allocation for all 2022 acquisitions was completed within a year of purchase.
The following table presents financial information regarding the 2022 Car Wash segment and Paint, Collision & Glass segment acquisitions included in our consolidated statements of operations from the date of acquisition through December 31, 2022 under the heading “Actual from acquisition date in 2022.” The following tables also present supplemental pro-forma information as if the acquisitions had occurred at the beginning of fiscal year 2022. Cost savings are also not reflected in the pro-forma amounts.

				Pro-forma for Year Ended
	Actual from acquisition date in 2022			December 31, 2022
(in thousands)	Car Wash Acquisitions	Glass Acquisitions	Car Wash & Glass Acquisitions	Driven Brands Holdings Consolidated Pro-forma
Revenue	$21,526	$157,498	$179,024	$2,172,185
Net income attributable to Driven Brands Holdings Inc.	$5,598	$22,885	$28,483	$66,249
Deferred Consideration and Transaction Costs
Deferred consideration is typically paid six months to one-year after the acquisition closing date once all conditions under the purchase agreement have been satisfied. The Company had $2 million and $3 million of deferred consideration related to acquisitions as of December 28, 2024 and December 30, 2023, respectively. The Company paid approximately $1 million and $33 million of deferred consideration related to prior acquisitions during the years ended December 28, 2024 and December 30, 2023, respectively. Deferred consideration is recorded within investing activities at the time of payment.
The Company incurred less than $1 million of transaction costs during the years ended December 28, 2024 and December 30, 2023, respectively, and $4 million during the year ended December 31, 2022.
Divestitures
During the third quarter of 2024, the Company completed the sale of its Canadian distribution business, primarily operated under the PH Vitres D’Auto brand, within the Platform Services segment at a sale price of approximately $78 million. The sale included essentially all assets and liabilities associated with the business as well as allocated goodwill of $13 million resulting in a loss of $2 million on the sale of business within selling, general and administrative expenses on the consolidated statement of operations during the year ended December 28, 2024. Approximately $47 million of the sale proceeds were utilized to repay a portion of outstanding secured senior notes with the remainder primarily utilized to repay a portion of the outstanding Term Loan.
During the year ended December 28, 2024, the Company sold nine company-operated stores within the Paint, Collision, & Glass segment to a franchisee at a sale price of $18 million. The Company sold certain store assets as well as allocated $9 million of Paint, Collision & Glass goodwill based on the fair value of the segment at the time of sale, resulting in a gain of $5 million on the sale of businesses within selling, general, and administrative expenses on the consolidated statement of operations during the year ended December 28, 2024.
Note 4—Accounts and Notes Receivable, Net
The balance on the consolidated balance sheets are amounts primarily related to customers, vendors, and franchisees. As of December 28, 2024 and December 30, 2023, the gross amount of current accounts and notes receivable were $195 million and $163 million, respectively. The current allowance for credit losses for these periods was $16 million and $12 million, respectively. The gross amount of non-current notes receivable was $3 million and $4 million as of December 28, 2024 and December 30, 2023, respectively. The non-current allowance for credit losses for these periods was less than $1 million as of December 28, 2024 and December 30, 2023.
The changes in the allowance for accounts and notes receivable for the years ended December 28, 2024 and December 30, 2023 were as follows:

(in thousands)
Balance as of December 31, 2022	$19,606
Bad debt expense	1,938
Write-off of uncollectible receivables	(9,612)
Balance at December 30, 2023	$11,932
Bad debt expense, net of recoveries	6,672
Write-off of uncollectible receivables	(2,687)
Balance at December 28, 2024	$15,917
Note 5—Property and Equipment
Property and equipment at December 28, 2024 and December 30, 2023 consisted of the following:

(in thousands)	December 28, 2024	December 30, 2023
Buildings	$484,303	$644,692
Land	106,151	138,240
Furniture, fixtures, and other	41,339	38,020
Computer equipment and software	83,789	88,277
Store equipment	406,433	482,132
Leasehold improvements	289,183	275,484
Finance lease ROU assets	16,383	18,446
Vehicles	15,247	9,263
Construction in progress	79,621	129,075
Total property and equipment	1,522,449	1,823,629
Less: accumulated depreciation	(498,281)	(385,133)
Total property and equipment, net	$1,024,168	$1,438,496

Depreciation expense was $154 million, $147 million, and $120 million for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

During the year ended December 28, 2024, the Company recorded an impairment charge related to U.S. Car Wash property and equipment of $325 million. During the year ended December 30, 2023, the Company transferred $301 million of assets from property and equipment to assets held for sale. Refer to Note 7 for additional information.
Note 6—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 28, 2024 and December 30, 2023 are as follows:

(in thousands)	Maintenance(1)	Car Wash(2)	Paint, Collision & Glass	Platform Services(3)	Total
Balance at December 31, 2022	$477,408	$1,051,606	$594,512	$153,539	$2,277,065
Acquisitions	4,719	4,102	4,940	—	13,761
Purchase price adjustments	—	—	2,324	—	2,324
Sale of business unit	(102)	—	(485)	—	(587)
Impairment	—	(850,970)	—	—	(850,970)
Foreign exchange	—	12,702	740	911	14,353
Balance at December 30, 2023	$482,025	$217,440	$602,031	$154,450	$1,455,946
Acquisitions	599	783	—	—	1,382
Sale of business unit	—	—	(9,233)	(13,180)	(22,413)
Foreign exchange	(178)	(20,697)	(8,712)	(2,272)	(31,859)
Balance at December 28, 2024	$482,446	$197,526	$584,086	$138,998	$1,403,056
(1) Reporting units include Maintenance-Quick Lube and Maintenance-Repair
(2) Reporting units include Car Wash International and U.S. Car Wash
(3) Reporting units include Platform-Distribution and Platform-Training
The Company recorded a full impairment charge of the U.S. Car Wash reporting unit goodwill during the year ended December 30, 2023. Refer to Note 7 for additional information.

Refer to Note 3 for additional information regarding material acquisition and disposition information.

Intangible assets for the years ended December 28, 2024 and December 30, 2023 are as follows:

(in thousands)	Balance at December 28, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite Lived Amortizable
Franchise agreements	$220,643	$(78,888)	$141,755
License agreements	11,893	(7,132)	4,761
Membership agreements	11,600	(7,673)	3,927
Customer relationships	82,108	(17,224)	64,884
Developed technology	26,888	(22,915)	3,973
Trademarks & other	22,311	(21,911)	400
Total definite lived amortizable	375,443	(155,743)	219,700
Indefinite-Lived
Trademarks	446,196	—	446,196
Total	$821,639	$(155,743)	$665,896

	Balance at December 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite Lived Amortizable
Franchise agreements	$221,996	$(69,382)	$152,614
License agreements	11,998	(5,818)	6,180
Membership agreements	11,600	(6,173)	5,427
Customer relationships	129,730	(25,090)	104,640
Developed technology	27,250	(22,509)	4,741
Trademarks & other	22,311	(18,904)	3,407
Total definite lived amortizable	424,885	(147,876)	277,009
Indefinite-Lived
Trademarks	462,393	—	462,393
Total	$887,278	$(147,876)	$739,402
Intangible assets decreased $42 million relating to the sale of the Canadian distribution business during the year ended December 28, 2024. Refer to Note 3 for additional information.

The weighted average amortization period for franchise agreements, license agreements, membership agreements, customer relationships, developed technology, and trademarks & other are 27 years, 12 years, 8 years, 13 years, 8 years, and 5 years, respectively.

Amortization expense was $26 million, $29 million, and $27 million for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
Amortization expense related to definite lived intangible assets for the next five years and thereafter are as follows:

(in thousands)	Amount
2025	$20,278
2026	18,611
2027	16,465
2028	15,435
2029	14,932
Thereafter	133,979
Total	$219,700

Note 7— Assets Held For Sale and Impairments
Goodwill and Asset Impairment Charges
During the year ended December 30, 2023, management performed a strategic review of the U.S. car wash operations, which included, but was not limited to, an evaluation of the following: store performance, the competitive landscape, revenue and expense optimization opportunities, and capital requirements. As a result of this strategic review, management approved the closure of 29 stores, halted the opening of new company-operated stores, and began marketing property and equipment for sale that will not be utilized by the Company. These actions resulted in the transfer of assets from property and equipment to assets held for sale and impairment charges of $122 million relating to property and equipment, assets held for sale, and right-of-use assets during the year ended December 30, 2023.
As a result of the evaluation performed during 2023, as well as other qualitative and quantitative factors, including a decline in the stock price during the third quarter of 2023, management determined a triggering event had occurred requiring a step one quantitative analysis of the Company’s goodwill and indefinite lived intangible assets. Based on the results of our interim impairment analysis, we concluded the carrying value of the U.S. Car Wash reporting unit exceeded its fair value, and we recorded a full goodwill impairment charge of $851 million during the year ended December 30, 2023. The fair value of the remaining reporting units exceeded their carrying amounts, indicating no goodwill impairment. The fair values of each reporting unit were determined using a combination of the income approach and market approach valuation methodologies.
The changes in assets held for sale for the year ended December 28, 2024 were as follows:

(in thousands)
Balance at December 30, 2023	$301,229
Additions	90,664
Impairments	(48,976)
Sales and disposals	(208,620)
Balance at December 28, 2024	$134,297
During the year ended December 28, 2024, management continued to enhance properties included within held for sale resulting in an increase to assets held for sale of $91 million. Management evaluated the fair value for all assets included within assets held for sale, which resulted in an impairment of $49 million for the year ended December 28, 2024. In addition, during the year ended December 28, 2024, the Company sold 71 properties resulting in a net gain of $5 million. The Company will continue to evaluate the fair value of assets held for sale, which may result in additional impairments.
During the fourth quarter of 2024, the Company performed an interim impairment test over the long-lived assets of the U.S. Car Wash business based on fair value indicators included within Note 18 and determined the carrying value of the assets exceeded the fair value. An impairment of $325 million was recorded to property and equipment for the year ended December 28, 2024.
Trade Name Impairment Charges
The Company has acquired a number of car wash businesses since 2020. As part of those acquisitions, the Company determined a fair value for each of the associated intangible assets including trade names and customer relationships. During the quarter ended June 25, 2022, the Company made the strategic decision to rebrand the majority of its U.S. car wash locations to operate under the name “Take 5 Car Wash”, and therefore discontinued the use of certain car wash trade names that were previously determined to have indefinite lives. Using a projected discounted cash flow analysis based on the relief from royalty method, the fair value of the trade names was determined to be $6 million while their carrying value was $132 million. As a result, the Company recognized a $125 million impairment charge during the year ended December 31, 2022, which is reported within asset impairment charges and lease terminations in the consolidated statement of operations. The transition will take approximately two and a half years to complete from the date of impairment, and therefore the remaining carrying value is being amortized over 30 months from the date of impairment.

Note 8—Long-term Debt
Our long-term debt obligations consist of the following:

(in thousands)	December 28, 2024	December 30, 2023
Series 2018-1 Securitization Senior Notes, Class A-2	$—	$259,188
Series 2019-1 Securitization Senior Notes, Class A-2	275,176	285,000
Series 2019-2 Securitization Senior Notes, Class A-2	254,258	263,313
Series 2020-1 Securitization Senior Notes, Class A-2	163,081	168,875
Series 2020-2 Securitization Senior Notes, Class A-2	421,548	436,500
Series 2021-1 Securitization Senior Notes, Class A-2	424,841	439,875
Series 2022-1 Securitization Senior Notes, Class A-2	348,156	360,438
Series 2024-1 Securitization Senior Notes, Class A-2	273,625	—
Revolving Credit Facility	190,000	248,000
Term Loan Facility	353,750	491,250
Other debt (a)	23,335	25,557
Total debt	2,727,770	2,977,996
Less: debt issuance costs	(34,226)	(34,511)
Less: current portion of long-term debt	(33,189)	(32,673)
Total long-term debt, net	$2,660,355	$2,910,812
(a)Amount primarily consists of finance lease obligations. See Note 10.
Scheduled debt repayments for the next five fiscal years and thereafter are as follows:

2025	$33,189
2026	740,310
2027	520,682
2028	1,162,907
2029	3,768
Thereafter	266,914
Total future repayments	$2,727,770
2018-1 Securitization Senior Notes
In April 2018, Driven Brands Funding, LLC (the “Issuer”) issued $275 million Series 2018-1 Securitization Senior Secured Notes (the “2018-1 Senior Notes”) bearing a fixed interest rate of 4.739% per annum. The 2018-1 Senior Notes had a final legal maturity date in April 2048 and an anticipated repayment date in April 2025. The 2018-1 Senior Notes were secured by substantially all assets of the Issuer and were guaranteed by the Securitization Entities. The Company capitalized $7 million of debt issuance costs related to the 2018-1 Senior Notes. The 2018-1 Senior Notes were repaid in July 2024.
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
Series 2019-3 Variable Funding Securitization Senior Notes
In December 2019, the Issuer issued Series 2019-3 Variable Funding Senior Notes (the “2019 VFN”) in the revolving amount of $115 million. The 2019 VFN had a final legal maturity date in January 2050. The commitment under the 2019 VFN was set to expire in July 2022, with the option of three one-year extensions. In July 2023, the Company exercised the second of three one-year extension options. In July 2024, the 2019 VFN was refinanced with the 2024 VFN described below.
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
2024-1 Securitization Senior Notes
In July 2024, the Co-Issuers issued $275 million of 2024-1 Class A-2 Securitization Senior Notes (the “2024-1 Senior Notes”) bearing a fixed interest rate of 6.372% per annum. The 2024-1 Senior Notes have a final legal maturity date in October 2054 and an anticipated repayment date in October 2031. The 2024-1 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Proceeds from the 2024-1 Senior Notes were primarily used to repay the Company’s 2018-1 Class A-2 Securitization Senior Notes (the “2018-1 Senior Notes”). The Company incurred costs with third parties related to the issuance of the 2024-1 Senior Notes of $2 million included within interest expense, net on the consolidated statement of operations. The Company capitalized $10 million of debt issuance costs related to the 2024-1 Senior Notes.
Series 2024-1 Variable Funding Securitization Senior Notes
In July 2024, the Co-Issuers issued Series 2024-1 Variable Funding Senior Notes, Class A-1 (the “2024 VFN”) in the revolving amount of $400 million. The 2024 VFN have a final legal maturity date in October 2054. The commitment under the 2024 VFN is set to expire in October 2029, with the option of two one-year extensions. The 2024 VFN are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Borrowings incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable margin. As of December 28, 2024, there were no amounts outstanding under the 2024 VFN and $26 million of outstanding letters of credit, which reduced the borrowing availability under the 2024 VFN.
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
As of December 28, 2024, the Company had an outstanding balance of $190 million, $5 million of outstanding letters of credit, and $105 million available under the Revolving Credit Facility.
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
As of December 28, 2024, the Co-Issuers were in material compliance with all covenants under the agreements discussed above.
Driven Brands Holdings Inc. has no material separate cash flows or assets or liabilities as of December 28, 2024. All business operations are conducted through its operating subsidiaries and it has no material independent operations. Driven Brands Holdings Inc. has no other material commitments or guarantees. As a result of the restrictions described above, certain of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to Driven Brands Holdings Inc. as of December 28, 2024.

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
The Platform Services segment is primarily composed of the 1-800 Radiator & A/C, Spire Supply, Driven Advantage, and ATI businesses. Platform Services revenue is primarily derived from the sale of supplies and other products, as well as automotive training services and franchise license and royalty fees paid by franchisees.
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
The accounting policies applicable to each segment are generally consistent with those used in the consolidated financial statements. The Chief Executive Office, who is also the Chief Operating Decision Maker (“CODM”), evaluates the performance of its segments and allocates resources, including capital expenditures and variable compensation, to each segment primarily as part of the annual budget process based on Adjusted EBITDA. The CODM reviews budget-to-actual results to assess performance and adjust resource allocations as necessary.
Adjusted EBITDA is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, cloud computing amortization, equity compensation, loss on debt extinguishment and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of the operating performance of our segments and may not be comparable to similar measures reported by other companies. Other segment items primarily include, but not limited to, payroll and payroll related costs, costs of inventory and supply costs, utilities, and rent expense as well as marketing costs associated with non-franchised businesses within the reportable segments. No asset information has been provided for these reportable segments as the Chief Operating Decision Maker does not regularly review asset information by reportable segment.
Certain information within the tables below have been revised to conform to current year presentation.
Segment results for the years ended December 28, 2024, December 30, 2023, and December 31, 2022 are as follows:

	Year Ended December 28, 2024
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$60,825	$—	$97,542	$30,267	$—	$188,634
Company-operated store sales	920,548	368,158	252,162	4,064	—	1,544,932
Independently-operated store sales	—	212,396	—	—	—	212,396
Advertising fund contributions	—	—	—	—	101,316	101,316
Supply and other revenue	122,771	6,683	74,926	173,184	(85,254)	292,310
Total net revenue	$1,104,144	$587,237	$424,630	$207,515	$16,062	$2,339,588
Other segment items	718,291	470,097	291,111	123,597	183,771	1,786,867
Adjusted EBITDA	$385,853	$117,140	$133,519	$83,918	$(167,709)	$552,721

	Year Ended December 30, 2023
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$56,298	$—	$103,604	$30,465	$—	$190,367
Company-operated store sales	809,356	395,357	317,428	4,212	—	1,526,353
Independently-operated store sales	—	196,395	—	—	—	196,395
Advertising fund contributions	—	—	—	—	98,850	98,850
Supply and other revenue	94,746	5,992	79,342	181,327	(69,343)	292,064
Total net revenue	$960,400	$597,744	$500,374	$216,004	$29,507	$2,304,029
Other segment items	634,807	469,694	360,784	135,512	186,345	1,787,142
Adjusted EBITDA	$325,593	$128,050	$139,590	$80,492	$(156,838)	$516,887

	Year Ended December 31, 2022
(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Franchise royalties and fees	$45,046	$—	$93,026	$33,662	$—	$171,734
Company-operated store sales	692,947	390,502	235,924	5,035	—	1,324,408
Independently-operated store sales	—	195,157	—	—	—	195,157
Advertising fund contributions	—	—	—	—	87,750	87,750
Supply and other revenue	61,869	7,061	81,714	157,676	(54,175)	254,145
Total net revenue	$799,862	$592,720	$410,664	$196,373	$33,575	$2,033,194
Other segment items	544,165	417,465	275,880	123,990	172,888	1,534,388
Adjusted EBITDA	$255,697	$175,255	$134,784	$72,383	$(139,313)	$498,806

The reconciliations of (loss) income before taxes to Adjusted EBITDA for the years ended December 28, 2024, December 30, 2023, and December 31, 2022 are as follows:

	Year Ended
(in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
(Loss) income before taxes	$(317,639)	$(847,651)	$68,340
Depreciation and amortization	180,112	175,296	147,156
Interest expense, net	156,964	164,196	114,096
Acquisition related costs(a)	2,325	13,174	15,304
Non-core items and project costs, net(b)	18,403	7,343	20,241
Cloud computing amortization(c)	8,270	1,923	—
Share-based compensation expense(d)	48,139	15,300	20,583
Foreign currency transaction loss (gain), net(e)	20,239	(3,078)	17,168
Bad debt expense(f)	—	—	(449)
Asset sale leaseback (gain) loss, net, impairment, and closed store expenses(g)	435,703	990,384	96,367
Loss on debt extinguishment(h)	205	—	—
Adjusted EBITDA	$552,721	$516,887	$498,806
(a)Consists of acquisition costs as reflected within the consolidated statements of operations, including legal, consulting, and other fees, and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. We expect to incur similar costs in connection with other acquisitions in the future and, under U.S. GAAP, such costs relating to acquisitions are expensed as incurred.
(b)Consists of discrete items and project costs, including (i) third party consulting, professional, and legal fees associated with strategic transformation initiatives and non-recurring payroll-related costs and (ii) a $15 million change in estimate related to the Tax Receivable Agreement that we entered into at the IPO related to the filing of our 2021 tax returns was recorded in the fourth quarter of 2022.
(c)Includes non-cash amortization expenses relating cloud computing arrangements.
(d)Represents non-cash share-based compensation expense.
(e)Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans as well as gains and losses on cross currency swaps and forward contracts.
(f)Represents the recovery of previously uncollectible receivables outside of normal operations.
(g)Consists of the following items (i) (gains) losses, net on sale leasebacks, disposal of assets, or sale of business, (ii) impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, assets held for sale, lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates, (iii) goodwill impairment within the Car Wash segment during 2023, and (iv) impairment of certain indefinite lived Car Wash trade names impaired as the Company elected to discontinue their use during 2022. Refer to Note 7 for additional information.
(h)Represents charges incurred related to the Company’s partial repayment of Senior Secured Notes in conjunction with the sale of its Canadian distribution business.
The following table shows information relating to the geographic regions in which the Company operates:

	Total Net Revenue for Year Ended			Total Long-Lived Assets
(in thousands)	December 28, 2024	December 30, 2023	December 31, 2022	December 28, 2024	December 30, 2023	December 31, 2022
United States	$2,017,651	$1,967,635	$1,690,128	$1,965,335	$2,363,692	$2,402,866
Canada	110,477	134,038	140,972	12,688	21,892	23,605
Rest of world	211,460	202,356	202,094	416,500	442,228	418,456
Total	$2,339,588	$2,304,029	$2,033,194	$2,394,523	$2,827,812	$2,844,927
The following table shows the Company’s capital expenditures by reportable segment:

(in thousands)	Maintenance	Car Wash	Paint, Collision & Glass	Platform Services	Corporate and Other	Total
Capital expenditures
2024	$115,036	$168,724	$4,001	$556	$187	$288,504
2023	112,701	438,367	14,089	546	30,775	596,478
2022	81,363	332,966	6,985	669	14,222	436,205

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
The following table details our total investment in operating and finance leases where the Company is the lessee:

(in thousands)	Balance Sheet Location	December 28, 2024	December 30, 2023
Right-of-use assets
Finance leases	Property and equipment, net	$16,383	$18,446
Operating leases	Operating lease right-of-use assets	1,370,355	1,389,316
Total right-of-use assets		$1,386,738	$1,407,762

Current lease liabilities
Finance leases	Current portion of long-term debt	$4,715	$4,420
Operating leases	Accrued expenses and other liabilities	85,386	74,937
Total current lease liabilities		$90,101	$79,357

Long-term lease liabilities
Finance leases	Long-term debt	$12,307	$14,889
Operating leases	Operating lease liabilities	1,303,033	1,332,519
Total long-term lease liabilities		$1,315,340	$1,347,408

The lease cost for operating and finance leases recognized in the consolidated statement of operations were as follows:

(in thousands)	December 28, 2024	December 30, 2023
Amortization of right-of-use assets	$5,466	$1,648
Interest on lease liabilities	1,155	1,802
Operating lease expense	186,213	172,344
Short-term lease expense	1,757	419
Variable lease expense	573	1,719
Total lease expense, net	$195,164	$177,932
The Company recorded a $9 million, $63 million, and $5 million impairment loss during the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, related to Company’s decision to exit certain leased locations.
The Company also subleases certain facilities to franchisees and others, which generated $5 million in sublease revenue during each of the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, and is included as a component of supply and other revenue on the consolidated statement of operations.
For the year ended December 28, 2024, the Company sold 34 maintenance properties in various locations throughout the U.S. for a total of $51 million. For the year ended December 30, 2023, the Company sold 38 car wash and 25 maintenance properties in various locations throughout the U.S. for a total of $195 million. For the year ended December 31, 2022, the Company sold 78 car wash and 11 maintenance properties in various locations throughout the U.S. for a total of $334 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms typically ranging from 15 to 25 years and provide the Company with the option of extending the lease for up to 20 additional years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of approximately $41 million and $41 million, respectively, for the year ended December 28, 2024 and $145 million and $145 million, respectively, for the year ended December 30, 2023 related to these lease arrangements. The Company recorded net gains of $7 million, $29 million, and $25 million for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

	Year Ended
	December 28, 2024	December 30, 2023
Weighted average remaining lease terms (years)
Operating	14.2	14.8
Financing	9.6	10.4
Weighted average discount rate
Operating	5.04%	5.75%
Financing	4.42%	4.40%
Supplemental cash flow information related to the Company’s lease arrangements were as follows:

	Year Ended
(in thousands)	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$170,023	$152,078
Operating cash flows used in finance leases	198	918
Financing cash flows used in finance leases	3,931	1,152
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$62,354	$234,365
Finance leases	3,403	2,642
As of December 28, 2024, future minimum lease payments under noncancellable leases were as follows:

(in thousands)	Finance	Operating	Income from Subleases
2025	$5,409	$170,162	$6,484
2026	4,698	165,888	5,878
2027	3,772	157,664	5,409
2028	2,166	148,444	4,297
2029	1,001	140,945	2,498
Thereafter	6,423	1,392,010	15,636
Total undiscounted cash flows	$23,469	$2,175,113	$40,202
Less: Present value discount	6,447	786,694
Less: Current lease liabilities	4,715	85,386
Long-term lease liabilities	$12,307	$1,303,033
Note 11—Derivatives
The Company utilizes derivative financial instruments primarily to hedge its exposure to changes in interest rates and movements in foreign currency exchange rates. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.
Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
In July 2022, the Company entered into an interest rate swap, which was designated as a hedge against adverse fluctuations in interest rates by reducing the exposure to variability in cash flows relating to either interest payments or total proceeds on a forecasted issuance of long-term debt. The notional amount of this hedge was $275 million. As of December 28, 2024 and December 30, 2023 the amount included in accumulated other comprehensive income was $6 million and $8 million, respectively. We reclassified $2 million into interest expense during each of the years ended December 28, 2024 and December 30, 2023, respectively, and less than $1 million during the year ended December 31, 2022. This gain will be recognized ratably over the 5 year life of the contract beginning in October 2022.
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
The Company recorded a gain of $2 million and a loss of $1 million relating to foreign currency derivative contracts in other comprehensive income and as a component of accumulated other comprehensive income as of December 28, 2024 and December 30, 2023, respectively. The Company expects an immaterial amount to be reclassified from other comprehensive income to foreign currency transaction loss (gain), net in the consolidated statement of operations during the next 12 months. The Company will continue to assess the effectiveness of the hedge on a quarterly basis.
Derivatives Not Designated as Hedges of Exchange Rate Risk
To manage exposure to changes with our foreign currency intercompany transactions, the Company enters into short term foreign currency forward contracts. We had foreign currency derivative contracts with a notional value of $77 million that matured in March 2024.
The Company recorded a gain of $9 million and $1 million during the years ended December 28, 2024 and December 30, 2023, respectively, and a loss of less than $1 million for the year ended December 31, 2022 related to the change in fair value of derivatives in foreign currency transaction loss (gain), net in the consolidated statement of operations.
The fair value of our derivative instruments held were as follows:

(in thousands)	December 28, 2024
	Balance Sheet Location	Fair Value
Derivative liabilities
Derivatives designated as hedging instruments:
Cross currency swap	Other assets	$5,742
Cross currency swap	Accrued expenses and other liabilities	$19

(in thousands)	December 30, 2023
	Balance Sheet Location	Fair Value
Derivative liabilities:
Derivatives designated as hedging instruments:
Cross currency swap	Other assets	$285
Cross currency swap	Accrued expenses and other liabilities	$233

Derivatives not designated as hedging instruments:
Foreign exchange forward contract	Accrued expenses and other liabilities	$260

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

Note 12—Related-Party Transactions
The Company made payments for facilities maintenance services in the aggregate amount of approximately $4 million, $7 million, and $6 million during the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, to Divisions Maintenance Group, an entity owned by affiliates of Roark Capital Management, LLC.
The transaction was reviewed, ratified, and approved by the Audit Committee of the Company’s Board of Directors in accordance with the Company’s Related Person Transactions Policy.
Note 13 — Shareholders’ Equity
In August 2023, the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock (the “Share Repurchase Program”). During the year ended December 30, 2023, the Company repurchased 3,601,694 shares of its common stock for approximately $50 million, at an average price per share of $13.87. All repurchases were made in open market transactions. As of December 30, 2023, the Company completed the purchase of all shares under the Share Repurchase Program. During the year ended, December 28, 2024, the Company did not authorize any repurchase of shares.
Note 14 — Equity Agreements and Incentive Equity Plan
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
In April 2015, Driven Investor LLC established certain profits interest units as part of the award agreements (the “Award Agreements”) granted pursuant to the Equity Plan. The Award Agreements provide for grants of certain profits interest units to employees, directors, or consultants of Driven Investor LLC and Subsidiaries. For both the Profits Interest Time Units and Profits Interest Performance Units, if the grantee’s continuous service terminated for any reason, the grantee forfeits all right, title, and interest in and to any unvested units as of the date of such termination, unless the grantee’s continuous service period is terminated by the Company without cause within the six-month period prior to the date of consummation of the change in control and the other vesting criteria are achieved as a result. In addition, the grantee forfeits all right, title, and interest in and to any vested units if the grantee was terminated for cause, breaches any post-termination covenants, or fails to execute any general release required to be executed.
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

	Unvested Time Awards	Weighted Average Grant Date Fair Value, per unit	Unvested Performance Awards	Weighted Average Grant Date Fair Value, per unit
Outstanding as of December 25, 2021	428,305	$13.31	4,093,509	$15.84
Forfeited/Cancelled	(30,869)	10.34	(77,760)	15.34
Vested	(107,767)	12.95	—	—
Outstanding as of December 31, 2022	289,669	$13.76	4,015,749	$15.84
Modifications	2,963,829	11.15	(2,963,829)	15.94
Forfeited/Cancelled	(53,865)	12.74	(251,895)	12.86
Vested	(96,542)	12.97	—	—
Outstanding as of December 30, 2023	3,103,091	$11.31	800,025	$16.22
Forfeited/Cancelled	(31,078)	12.40	(421,292)	16.55
Vested	(70,611)	14.16	—	—
Outstanding as of December 28, 2024	3,001,402	$11.23	378,733	$15.85
There was approximately $8 million of unrecognized compensation expense related to the time-based restricted stock awards at December 28, 2024, which is expected to be recognized over a weighted-average vesting period of 0.4 years.
There was $5 million of unrecognized compensation expense related to the performance-based restricted stock awards at December 28, 2024. No compensation costs were recognized for the performance-based restricted stock awards in the presented years given the performance criteria was not met or probable. Certain former employees continued to hold performance-based awards after the IPO.
Restricted Stock Units and Performance Stock Units
The Company has issued restricted stock units (“RSUs”) and performance stock units (“PSUs”). Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. The RSUs typically vest ratably in three installments on each of the first three anniversaries of the grant date. The PSUs vest after a three-year performance period. The number of PSUs that vest is contingent on the Company achieving certain performance goals, one being a performance condition and the other being a market condition. The number of PSU shares that vest may range from 0% to 200% of the original grant, based upon the level of performance. Certain awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense. For both RSUs and PSUs, if the grantee’s continuous service terminates for any reason, the grantee shall forfeit all right, title, and interest in any unvested units as of the termination date.
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
The range of assumptions used for issued PSUs with a market condition valued using the Monte Carlo model were as follows:

For the Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Annual dividend yield	—%	—%	—%
Expected term (years)	2.4-2.8	2.6-2.8	2.7-3.0
Risk-free interest rate	3.89%-4.65%	3.65%-4.51%	2.32%-3.05%
Expected volatility	49.2%-54.1%	37.9%-38.8%	40.9%-43.9%
Correlation to the index peer group	42.6%-49.2%	60.2%-60.3%	50.7%-59.5%
There was approximately $20 million of total unrecognized compensation cost related to the unvested RSUs at December 28, 2024, which is expected to be recognized over a weighted-average vesting period of 1.9 years. In addition, there was approximately $12 million of total unrecognized compensation cost related to the unvested PSUs, which are expected to be recognized over a weighted-average vesting period of 1.9 years.

The following are the restricted stock units and performance stock units granted:

	Unvested Time Units	Weighted Average Grant Date Fair Value, per unit	Unvested Performance Units	Weighted Average Grant Date Fair Value, per unit
Balance as of December 25, 2021	62,425	$23.38	107,296	$24.58
Granted	300,067	27.96	488,488	32.39
Forfeited/Cancelled	(20,424)	26.18	(46,024)	29.22
Vested	(20,465)	23.41	—	—
Balance as of December 31, 2022	321,603	$27.49	549,760	$31.13
Granted	716,904	20.29	647,359	30.54
Forfeited/Cancelled	(126,822)	27.87	(283,131)	31.06
Performance achievement(1)	—	—	13,808	24.69
Vested	(105,149)	27.31	(82,848)	24.69
Balance as of December 30, 2023	806,536	$21.07	844,948	$31.24
Granted	1,580,185	13.91	1,215,468	15.62
Forfeited/Cancelled	(304,462)	16.91	(492,192)	26.38
Vested	(279,525)	21.09	(111,547)	32.20
Balance as of December 28, 2024	1,802,734	$15.27	1,456,677	$19.58
(1) Reflects the number of awards achieved above target levels for shares vested in the period.
Stock Options
The Company has issued stock options, which vest provided that the employee remains in continuous service on the vesting date. The stock options were granted at the stock price of the Company on the grant date and permit the holder to exercise them for 10 years from the grant date.
In October 2023, the Company converted 2,438,643 performance-based options to time-based awards that vest in full on April 30, 2025, subject to a continuous service requirement through the vesting date. The remaining stock options generally vest on the fourth anniversary of the grant date or ratably over a vesting period of five years, but such vesting could accelerate for certain options based on certain conditions under the award.
The fair value of all time based units granted or modified was estimated using a Black-Scholes option pricing model using the following weighted-average assumptions for fiscal 2023:

For the Year Ended
December 30, 2023
Annual dividend yield	—%
Weighted-average expected life (years)	6.5
Risk-free interest rate	4.82%
Expected volatility	49.8%
The expected term of the incentive units is based on evaluations of historical and expected future employee behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on the historical volatility of guideline public entities that are similar to the Company, as the Company did not have sufficient historical transactions of its own shares to calculate expected volatility. The Company does not intend to pay dividends or distributions in the future.

The following are the stock options granted:

	Time Based Stock Options Outstanding	Weighted Average Exercise Price	Performance Based Stock Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 25, 2021	3,685,560	$26.63	3,469,480	$22.00
Forfeited/Cancelled	(68,510)	19.50	(190,544)	22.00
Exercised	(23,721)	21.70	—	—
Outstanding as of December 31, 2022	3,593,329	$26.79	3,278,936	$22.00
Modified	2,438,643	4.15	(2,438,643)	7.32
Forfeited/Cancelled	(448,028)	16.01	(553,038)	7.14
Exercised	(270,376)	22.00	—	—
Outstanding as of December 30, 2023	5,313,568	$17.64	287,255	$7.53
Forfeited/Cancelled	(130,740)	22.00	(287,255)	7.53
Outstanding as of December 28, 2024	5,182,828	$17.59	—	$—
Exercisable as of December 28, 2024	687,032	$20.76	—	$—
There was approximately $8 million of total unrecognized compensation cost related to the unvested stock options at December 28, 2024, which is expected to be recognized over a weighted-average vesting period of 1.0 years.
For the years ended December 28, 2024, December 30, 2023, and December 31, 2022, no compensation cost was recognized for the performance-based stock options given the performance criteria was not met or probable. Certain former employees continued to hold performance-based options after the IPO.
Employee Stock Purchase Plan
On January 6, 2021, the Company’s Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”) and effective January 14, 2021, the Company’s shareholders adopted and approved the ESPP. On March 22, 2021, the Company's Board of Directors approved the International Employee Stock Purchase Plan (the “International ESPP”). The ESPP and International ESPP provide employees of certain designated subsidiaries of the Company with an opportunity to purchase the Company’s common stock at a discount, subject to certain limitations set forth in the ESPP and International ESPP. The ESPP and International ESPP plans authorized the issuance of 1,790,569 shares of the Company’s common stock. Total ESPP contributions were $1 million for each of the years ended December 28, 2024, December 30, 2023, and December 31, 2022 and 73,196, 82,546, and 143,707 shares of common stock were purchased in each of the respective periods.
The Company recognized share-based compensation expense of $48 million, $15 million, and $21 million for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
Note 15—(Loss) Earnings Per Share
The Company calculates basic and diluted (loss) earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Year Ended
(in thousands, except per share amounts)	December 28, 2024	December 30, 2023	December 31, 2022
Basic (loss) earnings per share:
Net (loss) income attributable to Driven Brands Holdings Inc.	$(292,496)	$(744,962)	$43,188
Less: Net (loss) income attributable to participating securities, basic	(5,331)	(15,673)	914
Net (loss) income after participating securities, basic	$(287,165)	$(729,289)	$42,274
Weighted-average common shares outstanding	160,319	161,917	162,762
Basic (loss) earnings per share	$(1.79)	$(4.50)	$0.26

	Year Ended
(in thousands, except per share amounts)	December 28, 2024	December 30, 2023	December 31, 2022
Diluted (loss) earnings per share:
Net (loss) income attributable to Driven Brands Holdings Inc.	$(292,496)	$(744,962)	$43,188
Less: Net (loss) income attributable to participating securities, diluted	(825)	(12,176)	816
Net (loss) income after participating securities, diluted	$(291,671)	$(732,786)	$42,372
Weighted-average common shares outstanding	160,319	161,917	162,762
Dilutive effect of share-based awards	—	—	3,981
Weighted-average common shares outstanding, as adjusted	160,319	161,917	166,743
Diluted (loss) earnings per share	$(1.82)	$(4.53)	$0.25
Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers, which include non-forfeitable dividend rights.
The Company has performance awards that are contingent on performance conditions which have not yet been met and therefore were excluded from the computation of weighted average shares of 1,628,715, 1,284,454, and 4,661,504 shares for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
For the years ended December 28, 2024 and December 30, 2023, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share for these periods as their inclusion would be antidilutive.
The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Year Ended
Number of securities (in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Restricted stock units	296	483	51
Stock Options	1,740	1,740	2,003
Total	2,036	2,223	2,054

Note 16—Income Taxes
The provision for income taxes was computed based on the following amounts of (loss) income before income taxes:

	Year Ended
(in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Domestic	$(300,134)	$(857,464)	$63,297
Foreign	(17,505)	9,813	5,043
(Loss) income before income taxes	$(317,639)	$(847,651)	$68,340
The components of our income tax (benefit) expense were as follows:

	Year Ended
(in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Current:
Federal	$14,082	$1,479	$(4,964)
State	6,489	6,729	5,192
Foreign	20,880	14,578	1,548
Deferred:
Federal	(38,298)	(107,107)	21,723
State	(11,404)	(10,121)	(6,169)
Foreign	(16,892)	(8,247)	7,837
Total income tax (benefit) expense	$(25,143)	$(102,689)	$25,167
A reconciliation between the U.S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended
(in thousands)	December 28, 2024		December 30, 2023		December 31, 2022
Federal income tax at statutory rate	$(66,703)	21.0%	$(178,007)	21.0%	$14,351	21.0%
State income taxes, net of federal tax benefits	(7,624)	2.4%	(25,990)	3.1%	(459)	(0.7)%
State deferred tax rate change	(127)	—%	3,796	(0.5)%	(2,358)	(3.5)%
Foreign deferred tax rate change	(15)	—%	(26)	—%	1,190	1.7%
Foreign tax rate differential	(2,170)	0.7%	2,926	(0.3)%	(188)	(0.3)%
Non-deductible advertising fund loss	—	—%	—	—%	694	1.0%
Non-deductible transaction costs	—	—%	—	—%	—	—%
Non-deductible stock compensation	6,549	(2.0)%	1,959	(0.2)%	1,224	1.8%
Taxable foreign source income	(942)	0.3%	2,607	(0.3)%	5,175	7.6%
Goodwill impairment	—	—%	66,229	(7.8)%	—	—%
Other permanent differences	1,266	(0.3)%	2,596	(0.3)%	(517)	(0.8)%
Deferred tax adjustments	(13,108)	4.0%	1,693	(0.2)%	8,445	12.5%
Current tax adjustments	5,404	(1.7)%	2,955	(0.4)%	(6,472)	(9.5)%
Reserve for uncertain tax positions	—	—%	(351)	—%	(76)	(0.1)%
Valuation allowance on deferred tax asset	52,327	(16.5)%	16,924	(2.0)%	4,158	6.1%
Effective tax rate	$(25,143)	7.9%	$(102,689)	12.1%	$25,167	36.8%

Deferred tax assets (liabilities) are comprised of the following:

(in thousands)	December 28, 2024	December 30, 2023
Deferred tax asset
Accrued liabilities	$7,568	$3,092
Accounts receivable allowance	3,927	3,292
Net operating loss carryforwards	27,542	53,131
Lease liabilities	351,905	357,524
Interest expense limitation	78,252	58,867
Deferred revenue	7,494	7,283
Other deferred assets	20,150	12,638
Total deferred tax asset	496,838	495,827
Less valuation allowance	(96,336)	(45,150)
Net deferred tax asset	400,502	450,677
Deferred tax liabilities
Goodwill and intangible assets	58,840	50,464
Right-of-use assets	341,216	348,246
Fixed asset basis differences	72,448	195,100
Unrealized foreign exchange differences	362	808
Other deferred liabilities	6,914	7,141
Total deferred liabilities	479,780	601,759
Net deferred liabilities	$79,278	$151,082
The following table presents the activity included in the deferred tax valuation allowance as follows:

(in thousands)	December 28, 2024	December 30, 2023
Balance at beginning of period	$45,150	$27,422
Additions	52,327	16,924
Translation	(1,141)	804
Balance at end of period	$96,336	$45,150
During the year ended December 28, 2024, the valuation allowance increased by $51 million principally related to valuation allowances connected to U.S. federal interest expense limitation, state net operating losses and deferrals.
As of December 28, 2024, the Company had pre-tax federal operating loss carry forwards of $34 million are subject to expiration by 2040. State tax effected net operating loss carryforwards were $10 million for which portions begin to expire in fiscal year 2025. All federal net operating losses are subject to certain limitations under IRC Sect. 382, however, the Company believes that these losses are more likely than not to be utilized. As of December 28, 2024, the Company had pre-tax foreign operating loss carryforwards of $39 million for which portions of the operating loss carryforwards begin to expire in fiscal year 2025, while others are indefinite lived and not subject to expiration.
The Company has designated the undistributed earnings of its foreign operations as indefinitely reinvested and as a result the Company does not provide for deferred income taxes on the unremitted earnings of these subsidiaries. As of December 28, 2024, the determination of the amount of such unrecognized deferred tax liability is not practicable.
At December 28, 2024, the Company had less than $1 million of unrecognized tax benefits. A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

(in thousands)	December 28, 2024	December 30, 2023
Balance at beginning of period	$373	$1,728
Reduction for prior year tax positions	—	(351)
Reduction for settlements	—	(1,037)
Translation adjustments	(31)	33
Balance at end of period	$342	$373
The unrecognized income tax benefits could affect the Company's effective tax rate, if recognized. However, it is not expected that any material portion of the unrecognized tax benefit will reverse over the next twelve months. The Company had minimal aggregate accrued interest and penalties at both December 28, 2024 and December 30, 2023.
The Company had a total of less than $2 million in Work Opportunity Credits available for the 2024 fiscal year and is estimating to utilize the full amount during the current year.
The Company files income tax returns in the U.S., Canada, and various state and foreign jurisdictions. The Company is generally subject to income tax examinations for years 2018 and later and believes appropriate provisions for all outstanding matters have been made for all jurisdictions and open years.
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
Note 17—Commitments and Contingencies
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

Genesee County Employees’ Retirement System v. Driven Brands Holdings Inc., et al. – On December 22, 2023, Genesee County Employees’ Retirement System filed a putative class action lawsuit in the U.S. District Court for the Western District of North Carolina (the “Court”) against the Company as well as a current CEO Jonathan Fitzpatrick and former CFO Tiffany Mason (the “Individual Defendants”) alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act by the Company, as well as violations of Section 20(a) of the Exchange Act by the Individual Defendants. Genesee County Employees’ Retirement System, Oakland County Employees’ Retirement System, and Oakland County Voluntary Employees’ Beneficiary Association (collectively the “Michigan Funds”) moved for appointment as lead plaintiffs. The Michigan Funds purport to represent a class of stockholders who purchased Company shares between October 27, 2021 and August 1, 2023. On May 31, 2024, the Court appointed the Michigan Funds as lead plaintiffs. On August 13, 2024, the Michigan Funds filed an amended complaint and on October 14, 2024, the Company filed a motion to dismiss the amended complaint. The motion was fully briefed as of January 27, 2025. The Court denied the motion to dismiss on February 20, 2025. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.

Terwilliger v. Fitzpatrick, et al. – On January 10, 2025, Daniel Terwilliger filed a purported derivative complaint in the United States District Court for the Western District of North Carolina against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Tiffany Mason, Neal Aronson, Catherine Halligan, Chadwick Hume, Rick Puckett, Karen Stroup, Peter Swinburn, Michael Thompson, and Jose Tomas (collectively, “Defendants”). The Terwilliger complaint makes largely the same allegations as those in Genessee Complaint, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) unjust enrichment; (iii) abuse of control; (iv) gross mismanagement; (v) waste of corporate assets; and (vi) violations of Sections 10(b) and 21D of the Exchange Act. Neither the Company nor the Defendants have yet been served. The parties are in the process of negotiating a schedule for the case, including a briefing schedule for a motion to dismiss. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
Other than the matter described above, as of December 28, 2024, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
Note 18—Subsequent Events
2025 Resegmentation
In the first quarter of 2025, we changed our operating segments, which will result in a change to our reportable segments. As a result, and as will be reported in our first quarter 2025 Quarterly Report on Form 10-Q, we have the following reportable segments: Take 5, Franchise Brands, and Car Wash as well as Corporate and Other.
The Take 5 segment will be comprised of both our company and franchise-operated Take 5 Oil business, including our supply distribution channels through Spire Supply.
The Franchise Brands segment will be comprised of our portfolio of franchised brands, which include CARSTAR, Meineke, Maaco, Uniban and 1-800 Radiator, among other smaller brands. These brands are over 99% franchised. In addition, our ATI business, which supports these franchised brands, will be included within this reporting segment.
With the announcement of the U.S. Car Wash Divestiture below, the Car Wash segment will only include the Car Wash International business.
The Corporate and Other segment will be comprised of our U.S. glass businesses, including the retail and commercial business as well as the insurance business, which includes our third party administrator services. The segment will also incur costs related to advertising revenues and expenses and shared service costs, which are related to finance, IT, human resources, legal, supply chain, and other support services, and will reflect adjustments necessary to eliminate certain intersegment balances.
U.S Car Wash Divestiture
On February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash (the “Buyer”). The aggregate purchase price is $385 million, subject to customary adjustments for cash, indebtedness, working capital, and transaction expenses. Under the terms of the agreement, the Buyer has agreed to pay the Company $255 million in cash and deliver to the Company an interest-bearing seller note in the principal amount of $130 million, subject to customary adjustments. The transition is subject to customary closing conditions.
Executive Officer Departure
On February 24, 2025, Jonathan Fitzpatrick, President and Chief Executive Officer (“CEO”) of the Company and also the CODM submitted his resignation effective as of May 9, 2025 (the “CEO Transition Date”). The Board appointed Daniel Rivera to replace Mr. Fitzpatrick as President and CEO effective as of the CEO Transition Date. In addition, Mr. Fitzpatrick will remain on the Board and become the Non-Executive Chair, and Mr. Rivera will be appointed to the Board, each effective as of the CEO Transition Date. Mr. Aronson, the Company’s current Chairman of the Board, will remain on the Board. Mr. Fitzpatrick has also agreed to serve as a Senior Advisor to Mr. Rivera to assist with transition matters through the end of the 2025 fiscal year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of December 28, 2024. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of the design and operating effectiveness of our disclosure controls and procedures as of December 28, 2024, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed and operating effectively to provide a reasonable level of assurance.
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
Our management performed an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”). Based on our evaluation and those criteria, management determined that our internal control over financial reporting was effective as of December 28, 2024.
The effectiveness of our internal control over financial reporting as of December 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8 - Financial statements and Supplementary Data.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(c) Trading Plans
During the three months ended December 28, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers
The following individuals are our executive officers as of February 26, 2025:

Name	Position	Age
Jonathan Fitzpatrick	President, Chief Executive Officer and Director	54
Michael F. Diamond	Executive Vice President and Chief Financial Officer	42
Scott O’Melia	Executive Vice President and Chief Legal Officer	55
Daniel Rivera	Executive Vice President and Chief Operating Officer	45
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
Michael F. Diamond serves as our Executive Vice President and Chief Financial Officer. Mr. Diamond joined Driven Brands as Chief Financial Officer (“CFO”) in August 2024. Before joining Driven Brands, he served as Executive Vice President and CFO of The Michaels Companies from August 2020 through July 2024. Prior to Michaels, he spent six years at Yum! Brands in roles of increasing responsibility, including as CFO, Pizza Hut U.S. and Chief Growth Officer, Pizza Hut U.K. and Europe. Mr. Diamond spent four years as a consultant and project leader for The Boston Consulting Group and two years as a private equity analyst for Svoboda Capital Partners. He began his career as an investment banking analyst at Merrill Lynch & Co.
Scott O’Melia serves as our Executive Vice President and Chief Legal Officer. Mr. O’Melia joined Driven Brands as Executive Vice President and General Counsel in May 2020 and became Chief Legal Officer in August 2024. Prior to joining Driven Brands, Mr. O’Melia served as General Counsel and Vice President of Corporate Development for Caraustar Industries (a manufacturer of recycled materials and paper products) from 2012 to 2019. From 2009 to 2012, Mr. O’Melia was Vice President, Corporate Counsel at Wendy’s/Arby’s Group (a fast food restaurant company). From 2005 to 2009, Mr. O’Melia was a partner at Alston & Bird (an international law firm) where he focused on mergers and acquisitions and other transactions, securities, private equity, and general corporate matters.
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
We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial, and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at https://investors.drivenbrands.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.
The remaining information required by this item, including information regarding our insider trading policy, will be contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 28, 2024 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this item will be contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Services and Fees
The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP. The information required by this item will be contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10‑K.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Driven Brands Holdings Inc.	10-K	3.1	March 18, 2022
3.2	Amended and Restated Bylaws of Driven Brands Holdings Inc.	10-K	3.2	March 18, 2022
4.1	Amendment No. 11 to the Amended and Restated Base Indenture, dated as of October 5, 2022, among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee	8-K	4.2	July 29, 2024
4.2	First Supplement to Series 2018-1 Supplement, dated as of July 6, 2020, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2018-1 securities intermediary	S-1	4.8	December 22, 2020
4.3	First Supplement to Series 2019-1 Supplement, dated as of July 6, 2020, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2019-1 securities intermediary	S-1	4.10	December 22, 2020
4.4	First Supplement to Series 2019-2 Supplement, dated as of July 6, 2020, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2019-2 securities intermediary	S-1	4.12	December 22, 2020
4.5	Second Supplement to Series 2019-3 Supplement, dated as of April 30, 2021, by and between Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as co-issuer and Citibank, N.A., as trustee and Series 2019-3 securities intermediary	8-K	4.1	April 30, 2021
4.6	Series 2020-1 Supplement, dated as of July 6, 2020, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-1 securities intermediary	S-1	4.15	December 22, 2020
4.7	Series 2020-2 Supplement, dated as of December 14, 2020, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-2 securities intermediary	S-1	4.16	December 22, 2020

4.8	Series 2021-1 Supplement, dated as of September 29, 2021, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-2 securities intermediary	8-K	4.1	September 29, 2021
4.9	Series 2022-1 Supplement, dated as of October 5, 2022, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2022-1 securities intermediary	8-K	4.1	October 5, 2022
4.10	Series 2024-1 Supplement, dated as of July 29, 2024, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2024-1 intermediary	8-K	4.1	July 29, 2024
4.11	Description of Securities	10-K	4.17	March 23, 2021
10.1	Class A-1 Note Purchase Agreement (Series 2019-3 Class A-1 Notes), dated as of December 11, 2019, by and among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC party thereto, Driven Brands, Inc., the conduit investors party thereto, the financial institutions party thereto, the funding agents party thereto, Barclays Bank PLC, New York Branch, as L/C provider, and Barclays Bank PLC, as swingline lender and administrative agent	S-1	10.1	December 22, 2020
10.2	Class A-1 Note Purchase Agreement (Series 2022-1 Class A-1 Notes), dated as of October 5, 2022, by and among Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation, certain subsidiaries of Driven Brands Funding LLC, Driven Brands, Inc., Driven Brands Canada Shared Services Inc., the conduit investors party thereto, the financial institutions party thereto, the funding agents party thereto, and Barclays Bank PLC as administrative agent	10-Q	10.1	November 7, 2024
10.3	Class A-1 Note Purchase Agreement (Series 2024 Class A-1 Notes), dated as of July 29, 2024, by and among Driven Brands Funding, LLC, Driven Brands Canada Funding Corporation, Driven Funding Holdco, LLC, Driven Canada Funding HoldCo Corporation, certain subsidiaries of Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation party thereto, Driven Brands, Inc., Driven Brands Canada Shared Services Inc.,	8-K	10.1	July 29, 2024
10.4
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
		S-1	10.2	December 22, 2020
10.5	Amended and Restated Guarantee and Collateral Agreement, dated as of April 24, 2018, by and among Driven Funding Holdco, LLC and certain subsidiaries of Driven Funding Holdco, LLC party thereto in favor of Citibank, N.A., as trustee	S-1	10.3	December 22, 2020
10.6	Assumption Agreement to Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2019, by and among ABRA Franchisor SPV LLC and Citibank, N.A., as trustee	S-1	10.4	December 22, 2020
10.7	Assumption and Amendment Agreement to Amended and Restated Guarantee and Collateral Agreement dated as of July 6, 2020, by and among Driven Funding Holdco, LLC, certain subsidiaries of Driven Funding Holdco, LLC party thereto, Driven Canada Funding HoldCo Corporation and certain subsidiaries of Driven Canada Funding HoldCo Corporation party thereto, in favor of Citibank, N.A., as trustee	S-1	10.5	December 22, 2020

10.8	Deed of Movable Hypothec, dated as of July 6, 2020, by and among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation and certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, in favor of Citibank, N.A., as trustee	S-1	10.6	December 22, 2020
10.9†	Amendment No. 5 to the Amended and Restated Management Agreement and dated as of October 5, 2022 by and among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC, party thereto, Take 5 LLC, Take 5 Oil Change, LLC, Driven Brands, Inc., as manager, and Citibank, N.A., as trustee	8-K	10.1	October 5, 2022
10.10†	Amendment No. 3 to Canadian Management Agreement, dated as of October 5, 2022, among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation, certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, Driven Brands Canada Shared Services Inc., as manager, and Citibank, N.A., as trustee	8-K	10.2	October 5, 2022
10.11	Amended and Restated Stockholders Agreement, dated as of June 5, 2024, by and among Driven Brands Holdings Inc. and the stockholders party thereto	8-K	10.1	June 7, 2024
10.12	Registration Rights Agreement, dated as of January 20, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	10-K	10.12	March 23, 2021
10.13	Joinder to Registration Rights Agreement, dated as of December 29, 2021, by and among Driven Brands Holdings Inc., Driven Equity Sub LLC and the stockholders party thereto	10-K	10.17	March 18, 2022
10.14	Joinder to Registration Rights Agreement, dated as of December 29, 2021, by and among Driven Brands Holdings Inc., RC IV Cayman ICW Holdings Sub LLC and the stockholders party thereto	10-K	10.18	March 18, 2022
10.15†	Form of Indemnification Agreement by and among Driven Brands Holdings Inc. and each of its directors and executive officers	S-1	10.13	December 22, 2020
10.16	Tax Receivable Agreement, dated January 16, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	8-K	10.1	January 21, 2021
10.17†	Amended and Restated Employment Agreement by and between Jonathan Fitzpatrick and Driven Brands, Inc., dated as of April 17, 2015	S-1	10.15	December 22, 2020
10.18†	Amendment to the Amended and Restated Employment Agreement, dated as of December 31, 2020, by and between Jonathan Fitzpatrick and Driven Brands Shared Services LLC	S-1/A	10.16	January 7, 2021
10.19†	Offer Letter dated July 26, 2024, by and between the Company and Michael Diamond	8-K	10.1	August 1, 2024
10.20†	Transition Agreement, effective as of May 1, 2024, by and between Driven Brands Holdings Inc. and Gary W. Ferrera	8-K	10.1	May 2, 2024
10.21†	Letter of Employment by and between Daniel R. Rivera and Driven Brands, Inc., dated as of November 7, 2012	S-1/A	10.18	January 7, 2021
10.22†	Employment Agreement by and between Scott O’Melia and Driven Brands Shared Services LLC, dated as of April 23, 2020	10-K	10.19	March 23, 2021
10.23†	Amendment to the Employment Agreement, dated as of November 1, 2020, by and between Scott O’Melia and Driven Brands Shared Services LLC	10-K	10.20	March 23, 2021
10.24†	Second Amendment to Employment Agreement between Scott O’Melia and Driven Brands Shared Services LLC dated as of March 22, 2023	10-Q	10.2	May 9, 2023
10.25†	Employment Agreement by and between Michael Macaluso and Carstar Canada Partnership, LP, dated as of December 1, 2015	10-K	10.21	March 23, 2021
10.26†	Amended and Restated Driven Brands, Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2020	S-1/A	10.19	January 7, 2021

10.27†	First Amendment to the Driven Brands, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan	S-1/A	10.20	January 7, 2021
10.28†	Driven Brands Holdings Inc. 2021 Omnibus Incentive Plan	8-K	10.2	January 21, 2021
10.29†	Amended and Restated Driven Brands Holdings Inc. 2021 Omnibus Incentive Plan	DEF 14A	Exhibit B	March 27, 2024
10.30†	Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Top-Up Options)	S-1/A	10.25	January 7, 2021
10.31†	Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Non-Employee Director Time-Vesting Options)	S-1/A	10.26	January 7, 2021
10.32†	Form of Restricted Stock Unit Award under the 2021 Omnibus Incentive Plan (Non-Employee Director Time-Vesting Options)	10-K	10.31	February 28, 2024
10.33†	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.1	March 22, 2022
10.34†	Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.2	March 22, 2022
10.35†	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan for awards granted after January 1, 2024	10-K	10.34	February 28, 2024
10.36†	Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan granted after January 1, 2024	10-K	10.35	February 28, 2024
10.37	Restricted Stock Unit Award Agreement by and between Gary Ferrera and Driven Brands Holdings Inc., dated as of May 10, 2023	10-Q	10.4	August 9, 2023
10.38	Performance-Based Restricted Stock Unit Award Agreement by and between Gary Ferrera and Driven Brands Holdings, Inc., dated as of May 10, 2023	10-Q	10.5	August 9, 2023
10.39†	Driven Investor LLC Equity Incentive Plan	S-1/A	10.27	January 7, 2021
10.40†	Form of Restricted Stock Award Agreement for use under the Driven Investor LLC Equity Incentive Plan (Relating to Reorganization Exchange)	S-1/A	10.28	January 7, 2021
10.41†	Form of Award Modification and Release Letter for Performance-Based Restricted Stock Awards under the Driven Investor LLC Equity Incentive Plan	10-K	10.40	February 28, 2024
10.42	Credit Agreement, dated May 27, 2021, by and among Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.37	March 18, 2022
10.43	Incremental Assumption and Amendment Agreement, dated December 17, 2021 by and among Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.38	March 18, 2022
19.1*	Securities Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1†	Clawback Policy	10-K	97.1	February 28, 2024

__________________________________________________________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 26, 2025

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Michael F. Diamond and Scott O’Melia, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ Jonathan Fitzpatrick	Chief Executive Officer	February 26, 2025
Jonathan Fitzpatrick	(Principal Executive Officer)

/s/ Michael F. Diamond	Chief Financial Officer	February 26, 2025
Michael F. Diamond	(Principal Financial Officer and Principal Accounting Officer)

/s/ Neal Aronson	Non-Executive Chairman and Director	February 26, 2025
Neal Aronson

/s/ Jose Tomás	Director	February 26, 2025
Jose Tomás

/s/ Michael Thompson	Director	February 26, 2025
Michael Thompson

/s/ Chadwick Hume	Director	February 26, 2025
Chadwick Hume

/s/ Cathy Halligan	Director	February 26, 2025
Cathy Halligan

/s/ Rick Puckett	Director	February 26, 2025
Rick Puckett

/s/ Karen Stroup	Director	February 26, 2025
Karen Stroup

/s/ Peter Swinburn	Director	February 26, 2025
Peter Swinburn

/s/ Damien Harmon	Director	February 26, 2025
Damien Harmon