Form 10-Q
period 2025-03-29
Driven Brands Holdings Inc.
filed 2025-05-08
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
OR
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

As of May 5, 2025, the Registrant had 164,275,359 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, trends, plans, objectives of management, impact of accounting standards and guidance, impairments, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) our ability to realize the value of the note received as partial payment in the sale of our U.S. Car Wash business; (ii) potential post-closing obligations and liabilities relating to the sale of our U.S. Car Wash business; (iii) the current geopolitical environment, including the impact, both direct and indirect, of government actions, such as proposed and enacted tariffs; (iv) our strategy, outlook, and growth prospects; (v) our operational and financial targets and dividend policy; (vi) general economic trends and trends in the industry and markets; (vii) the risks and costs associated with the integration of, and or ability to integrate, our stores and business units successfully; (viii) the proper application of generally accepted accounting principles, which are highly complex and involve many subjective assumptions, estimates, and judgments; and (ix) the competitive environment in which we operate. Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy, and other future conditions, and involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. It is not possible to predict or identify all such risks. These risks include, but are not limited to, the risk factors that are described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 as well as in our other filings with the Securities and Exchange Commission, which are available on its website at www.sec.gov. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
Forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	March 29, 2025	March 30, 2024
Net revenue:
Franchise royalties and fees	$44,710	$45,045
Company-operated store sales	314,131	284,229
Independently-operated store sales	66,640	53,047
Advertising contributions	25,325	24,070
Supply and other revenue	65,357	75,601
Total net revenue	516,163	481,992
Operating Expenses:
Company-operated store expenses	181,866	169,342
Independently-operated store expenses	36,475	29,355
Advertising expenses	25,325	24,070
Supply and other expenses	35,028	36,216
Selling, general, and administrative expenses	143,052	123,811
Depreciation and amortization	33,152	31,116
Total operating expenses	454,898	413,910
Operating income	61,265	68,082
Other expenses, net:
Interest expense, net	36,534	43,751
Foreign currency transaction loss, net	210	4,321
Other expenses, net	36,744	48,072
Income before taxes from continuing operations	24,521	20,010
Income tax expense	7,031	8,458
Net income from continuing operations	$17,490	$11,552
Net loss from discontinued operations, net of tax	$(11,984)	$(7,291)
Net income	$5,506	$4,261

Basic earnings (loss) per share:
Continuing Operations	$0.11	$0.07
Discontinued Operations	(0.07)	(0.04)
Net basic earnings per share	$0.04	$0.03

Diluted earnings (loss) per share:
Continuing Operations	$0.11	$0.07
Discontinued Operations	(0.07)	(0.05)
Net diluted earnings per share	$0.04	$0.02

Weighted average shares outstanding
Basic	160,568	159,631
Diluted	161,818	160,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Net income	$5,506	$4,261
Other comprehensive income:
Foreign currency translation adjustments	20,758	(15,907)
Unrealized loss from cash flow hedges, net of tax expense of $6 and $15, respectively	(94)	(617)
Actuarial (loss) gain of defined pension plan, net of tax expense of $0 and $0, respectively	5	(8)
Other comprehensive income (loss), net	20,669	(16,532)
Total comprehensive income (loss)	26,175	(12,271)
Comprehensive income attributable to non-controlling interests	—	—
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$26,175	$(12,271)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	March 29, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$152,042	$149,573
Restricted cash	332	358
Accounts and notes receivable, net	201,217	177,654
Inventory	63,829	66,539
Prepaid and other assets	47,771	37,841
Income tax receivable	12,917	14,294
Advertising fund assets, restricted	55,140	49,716
Assets held for sale	70,691	77,616
Current assets of discontinued operations	67,442	83,847
Total current assets	671,381	657,438
Other assets	127,278	125,422
Property and equipment, net	734,511	711,505
Operating lease right-of-use assets	535,242	524,442
Deferred commissions	7,315	7,246
Intangibles, net	662,417	665,896
Goodwill	1,413,298	1,403,056
Deferred tax assets	8,363	8,206
Non-current assets of discontinued operations	1,141,846	1,158,576
Total assets	$5,301,651	$5,261,787
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$110,377	$85,843
Accrued expenses and other liabilities	201,955	193,638
Income tax payable	1,518	6,860
Current portion of long-term debt	32,234	32,232
Income tax receivable liability	22,674	22,676
Advertising fund liabilities	24,058	22,030
Current liabilities of discontinued operations	64,490	70,616
Total current liabilities	457,306	433,895
Long-term debt	2,616,272	2,656,308
Deferred tax liabilities	94,165	87,485
Operating lease liabilities	505,980	491,282
Income tax receivable liability	110,907	110,935
Deferred revenue	31,060	31,314
Long-term accrued expenses and other liabilities	19,867	20,122
Non-current liabilities of discontinued operations	822,851	823,112
Total liabilities	4,658,408	4,654,453

Commitments and contingencies (Note 12)
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,274,617 and 163,842,248 shares outstanding; respectively	1,643	1,638
Additional paid-in capital	1,709,580	1,699,851
Accumulated deficit	(997,077)	(1,002,583)
Accumulated other comprehensive loss	(70,903)	(91,572)
Total shareholders’ equity	643,243	607,334
Total liabilities and shareholders' equity	$5,301,651	$5,261,787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
	March 29, 2025		March 30, 2024
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,842,248	$1,638	163,965,231	$1,640
Stock issued relating to Employee Stock Purchase Plan	44,693	1	43,764	—
Shares issued for exercise/vesting of share-based compensation awards	393,284	4	170,172	2
Forfeiture of restricted stock awards	(5,608)	—	(99,586)	(1)
Balance at end of period	164,274,617	$1,643	164,079,581	$1,641
Additional paid-in capital
Balance at beginning of period		$1,699,851		$1,652,401
Share-based compensation expense		11,788		11,861
Stock issued relating to Employee Stock Purchase Plan		523		502
Tax obligations for share-based compensation		(2,582)		—
Balance at end of period		$1,709,580		$1,664,764
(Accumulated deficit) retained earnings
Balance at beginning of period		$(1,002,583)		$(710,087)
Net income		5,506		4,261
Balance at end of period		$(997,077)		$(705,826)
Accumulated other comprehensive loss
Balance at beginning of period		$(91,572)		$(37,875)
Other comprehensive (loss) income		20,669		(16,532)
Balance at end of period		$(70,903)		$(54,407)
Non-controlling interests
Balance at beginning of period		$—		$644
Acquisition of non-controlling interest		—		—
Balance at end of period		$—		$644
Total shareholders’ equity		$643,243		$906,816

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Net income	$5,506	$4,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,355	43,229
Share-based compensation expense	11,788	11,861
(Gain) loss on foreign denominated transactions	(132)	7,574
Loss (gain) on foreign currency derivatives	342	(3,253)
Loss (gain) on sale and disposal of businesses, fixed assets, and sale leaseback transactions	12,933	5,434
Reclassification of interest rate hedge to income	(514)	(519)
Bad debt expense	4,510	2,070
Asset impairment charges and lease terminations	5,813	979
Amortization of deferred financing costs and bond discounts	3,089	1,954
Amortization of cloud computing	1,881	1,345
Provision (benefit) for deferred income taxes	4,540	(2,807)
Other, net	(6,985)	10,669
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(26,449)	(17,351)
Inventory	3,310	(1,005)
Prepaid and other assets	(5,079)	(4,270)
Advertising fund assets and liabilities, restricted	(4,091)	7,650
Other assets	(2,584)	(33,300)
Deferred commissions	69	(331)
Deferred revenue	(255)	1,659
Accounts payable	20,847	14,165
Accrued expenses and other liabilities	18,122	6,293
Income tax receivable	(6,885)	3,976
Cash provided by operating activities	75,131	60,283
Cash flows from investing activities:
Capital expenditures	(56,227)	(89,483)
Cash used in business acquisitions, net of cash acquired	—	(2,024)
Proceeds from sale leaseback transactions	8,696	4,550
Proceeds from sale or disposal of businesses and fixed assets	3,519	52,677
Cash used in investing activities	(44,012)	(34,280)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(1,414)	—
Repayment of long-term debt	(32,418)	(7,616)
Proceeds from revolving lines of credit and short-term debt	33,000	46,000
Repayment of revolving lines of credit and short-term debt	(43,000)	(46,000)
Repayment of principal portion of finance lease liability	(1,353)	(886)
Payment of Tax Receivable Agreement	—	(24,718)
Tax obligations for share-based compensation	(2,582)	—

Cash used in financing activities	(47,767)	(33,220)
Effect of exchange rate changes on cash	1,549	1,133
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(15,099)	(6,084)
Cash and cash equivalents, beginning of period	169,954	176,522
Cash included in advertising fund assets, restricted, beginning of period	38,930	38,537
Restricted cash, beginning of period	358	657
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	209,242	215,716
Cash and cash equivalents, end of period	155,584	165,513
Cash included in advertising fund assets, restricted, end of period	38,227	43,462
Restricted cash, end of period	332	657
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$194,143	$209,632

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$8,092	$24,060
Deferred consideration included in accrued expenses and other liabilities	1,596	2,955
Supplemental cash flow disclosures - cash paid for:
Interest	$34,194	$41,784
Income taxes	5,798	3,721

Cash flows from discontinued operations are included in the above amounts and explained in Note 2 and Note 13.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. together with its subsidiaries (collectively, the “Company”) is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 4,800 franchised, independently-operated, and company-operated locations across 49 states in the U.S. and 13 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, AutoGlassNow®, Fix Auto, IMO®, and 1-800-Radiator & A/C® that compete in the automotive services industry.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to our pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divests. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current income tax receivable liability of $23 million as of March 29, 2025 and December 28, 2024, and a non-current income tax receivable liability of $111 million as of March 29, 2025 and December 28, 2024, on the consolidated balance sheets. We made payments of approximately $25 million under the Tax Receivable Agreement in January 2024. No payments were made during the three months ended March 29, 2025.
Note 2—Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three months ended March 29, 2025 and March 30, 2024 each consisted of 13 weeks. The Car Wash segment is consolidated based on a calendar month end.
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim financial data includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations, balance sheet, cash flows, and shareholders’ equity for the interim periods presented. The adjustments include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
On February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash. On April 10, 2025, the Company completed the sale. The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods presented unless otherwise noted. The consolidated statements of cash flows include cash flows from discontinued operations. Refer to Note 13 for more information.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 28, 2024. Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 29, 2025 may not be indicative of the results to be expected for any other interim period or the year ending December 27, 2025.
The three months ended March 30, 2024 includes an adjustment to the consolidated statement of operations that originated in the prior year. The adjustment increased loss from discontinued operations, net of tax by $3 million on the unaudited consolidated statement of operations. The Company evaluated the materiality of the adjustment on prior period financial statements, recorded the adjustment in the period, and concluded the effect of the adjustment was immaterial to the financial statements.
Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the related notes to the consolidated financial statements. Significant items that are subject to estimates and assumptions include, but are not limited to: valuation of intangible assets and goodwill, income taxes, allowances for credit losses, valuation of derivatives, self-insurance claims, and share-based compensation. Management evaluates its estimates on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on historical experience, current conditions, and various other additional information, may affect amounts reported in future periods. Actual results could differ due to uncertainty inherent in the nature of these estimates.
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

Financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2025 and December 28, 2024 are summarized as follows:

Items Measured at Fair Value at March 29, 2025
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in Other assets	$—	$5,894	$5,894
Derivative liabilities, recorded in Accrued expenses and other liabilities	$—	$34	$34

Items Measured at Fair Value at December 28, 2024
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in Other assets	$—	$5,742	$5,742
Derivative liabilities, recorded in Accrued expenses and other liabilities	$—	$19	$19

The carrying value and estimated fair value of total long-term debt were as follows:

	March 29, 2025		December 28, 2024
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,680,272	$2,611,744	$2,727,770	$2,654,884
Recently Issued Accounting Standards
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. In January 2025, the FASB subsequently issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU provides clarification on the ASU's effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

The Company completed one acquisition within the Take 5 segment and one non-U.S. acquisition in the Car Wash segment during the three months ended March 30, 2024, representing two sites and one site, respectively, for an aggregate cash consideration, net of cash acquired and liabilities assumed, of less than $2 million.
Divestitures
During the three months ended March 30, 2024, the Company sold nine company-operated stores within the Franchise Brands segment to a franchisee at a sale price of $18 million resulting in a gain of $6 million on the sale of businesses within selling, general, and administrative expenses on the consolidated statement of operations during the three months ended March 30, 2024.
For information relating to the divestiture of our U.S. Car Wash business, refer to Note 13.

Note 4—Segment Information
In the first quarter of 2025, the Company reorganized its operating segments to simplify the reporting structure, align with the Company’s current business model, and increase transparency for our investors, which resulted in a change to the reportable segments. As a result, the Company has the following reportable segments: Take 5, Franchise Brands, and Car Wash.
The Take 5 segment is primarily composed of the Company and franchise-operated Take 5 Oil Change business, and revenue is primarily derived from the performance of maintenance services, including oil changes and regularly scheduled and as-needed automotive maintenance services. Take 5 segment revenue also includes franchise royalties and fees and supply and other product sales.
The Franchise Brands segment is primarily composed of the Company’s portfolio of franchise brands, which include: CARSTAR, Meineke, Maaco, and 1-800 Radiator, along with other smaller brands and services for both retail and commercial customers such as commercial fleet operators and insurance carriers.
The Car Wash segment operates under the IMO brand across Europe and Australia, providing express-style conveyor car wash services to both retail and commercial customers.
The Company’s consolidated financial results include “Corporate and Other” activity. Corporate and Other includes revenue and costs associated with the AutoGlassNow businesses, which provide glass replacement and calibration services to commercial, retail and insurance customers. In addition, advertising fund contribution revenue and related costs as well as shared service costs, which are related to finance, IT, human resources, legal, supply chain, and other support services are recorded within Corporate and Other. Corporate and Other activity includes the adjustments necessary to eliminate certain intercompany transactions, namely supply sales fulfilled by the Take 5 segment to the Franchise Brands segment.
The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM evaluates segment performance and allocates resources, including capital expenditures and variable compensation, to each segment primarily as part of the annual budget process based on Adjusted EBITDA. The CODM reviews budget-to-actual results to assess performance and adjust resource allocations as necessary.
Adjusted EBITDA is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, cloud computing amortization, equity compensation, loss on debt extinguishment, and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of the operating performance of our segments and may not be comparable to similar measures reported by other companies. Other segment items primarily include, but not limited to, payroll and payroll related costs, costs of inventory and supply costs, utilities, and rent expense as well as marketing costs associated with non-franchised businesses within the reportable segments. No asset information has been provided for these reportable segments as the Chief Operating Decision Maker does not regularly review asset information by reportable segment.
Certain information within the tables below have been revised to conform to current year presentation to reflect financial results for continuing operations and segment changes.

Segment results for the three months ended March 29, 2025 and March 30, 2024 are as follows:

	Three Months Ended March 29, 2025
(in thousands)	Take 5	Franchise Brands	Car Wash	Total
Franchise royalties and fees	$8,357	$36,353	$—	$44,710
Company-operated store sales	250,800	3,992	—	254,792
Independently-operated store sales	—	—	66,640	66,640
Supply and other revenue	34,285	31,338	1,386	67,009
Total segment net revenue	$293,442	$71,683	$68,026	$433,151

Corporate and Other revenue				83,012
Total consolidated net revenue				$516,163

Other segment items	192,524	27,300	43,638
Reportable segment Adjusted EBITDA	$100,918	$44,383	$24,388	$169,689

Less:
Corporate and Other loss				44,591
Depreciation and amortization				33,152
Interest expense, net				36,534
Acquisition related costs(a)				15
Non-core items and project costs, net(b)				5,244
Cloud computing amortization(c)				1,881
Share-based compensation expense(d)				11,788
Foreign currency transaction loss, net(e)				210
Asset sale leaseback (gain) loss, net, impairment, and closed store expenses(f)				11,753
Income before taxes from continuing operations				$24,521

	Three Months Ended March 30, 2024
(in thousands)	Take 5	Franchise Brands	Car Wash	Total
Franchise royalties and fees	$5,726	$39,319	$—	$45,045
Company-operated store sales	220,871	4,469	—	225,340
Independently-operated store sales	—	—	53,047	53,047
Supply and other revenue	27,864	32,540	1,441	61,845
Total segment net revenue	$254,461	$76,328	$54,488	$385,277

Corporate and Other revenue				96,715
Total consolidated net revenue				$481,992

Other segment items	165,573	28,739	36,503
Reportable segment Adjusted EBITDA	$88,888	$47,589	$17,985	$154,462
Less:
Corporate and Other loss				$31,670
Depreciation and amortization				31,116
Interest expense, net				43,751
Acquisition related costs(a)				1,701
Non-core items and project costs, net(b)				4,711
Cloud computing amortization(c)				1,345
Share-based compensation expense(d)				11,861
Foreign currency transaction loss, net(e)				4,321
Asset sale leaseback (gain) loss, net, impairment, and closed store expenses(f)				3,976
Income before taxes from continuing operations				$20,010
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
(b)Consists of discrete items and project costs, including third party professional costs associated with strategic transformation initiatives and non-recurring payroll-related costs.
(c)Includes non-cash amortization expenses relating cloud computing arrangements.
(d)Represents non-cash share-based compensation expense.
(e)Represents foreign currency transaction losses, net that primarily related to the remeasurement of our intercompany loans as well as gains and losses on cross currency swaps and forward contracts.
(f)Consists of the following items (i) (gains) losses, net on sale leasebacks, disposal of assets, or sale of business; (ii) net losses (gains) on sale for assets held for sale; and (iii) impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.

Note 5—Assets Held For Sale
The changes in assets held for sale for the three months ended March 29, 2025 were as follows:

(in thousands)
Balance at December 28, 2024	$77,616
Additions	509
Loss on sale, net	(4,169)
Sales and disposals	(3,265)
Balance at March 29, 2025	$70,691
During the three months ended March 29, 2025 and March 30, 2024, management continued to enhance properties included within held for sale resulting in an increase to assets held for sale of less than $1 million and $39 million, respectively. During the three months ended March 29, 2025 and March 30, 2024, the Company recognized a net loss on sale of $4 million and $9 million, respectively, within selling, general, and administrative expenses on the unaudited consolidated statement of operations. Loss on sale, net includes the sale of 2 locations and 13 locations, respectively, and adjustment in fair values during both periods. The Company will continue to evaluate the fair value of assets held for sale, which may result in additional net losses on sales.
Note 6—Goodwill
As a result of the Company’s change to its reportable segments outlined in Note 4, the Company’s operating segments and reporting units also changed during the three months ended March 29, 2025. The Company performed quantitative impairment assessments of goodwill immediately prior to the change in reporting units and immediately after the change on its new reporting units. The Company used the relative fair value method to reallocate the goodwill to the associated reporting units impacted by the change in reporting units in the quarter.
In performing a quantitative test for impairment of goodwill, we primarily used the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of reporting units. Significant assumptions used by management in estimating fair value under the discounted cash flow model include revenue growth rates, long-term revenue growth rates, discount rates, EBITDA margins, capital expenditures, and tax rates. Other assumptions include operating expenses and overhead expenses. Assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied. No impairment charges were recorded during the three months ended March 29, 2025.
Changes in the carrying amount of goodwill resulting from the change in reportable segments for the three months ended March 29, 2025 are detailed below:

(in thousands)	Balance at December 28, 2024	Resegmentation allocation	Foreign exchange	Balance at March 29, 2025
Maintenance	$482,446	$(482,446)	$—	$—
Paint, Collision & Glass	584,086	(584,086)	—	—
Platform Services	138,998	(138,998)	—	—
Car Wash	197,526	—	9,380	206,906
Take 5	—	435,986	15	436,001
Franchise Brands	—	620,264	685	620,949
Corporate and Other	—	149,280	162	149,442
Total	$1,403,056	$—	$10,242	$1,413,298

Note 7—Long-Term Debt
The Company’s long-term debt obligations consist of the following:

(in thousands)	March 29, 2025	December 28, 2024
Series 2019-1 Securitization Senior Notes, Class A-2	$274,426	$275,176
Series 2019-2 Securitization Senior Notes, Class A-2	253,570	254,258
Series 2020-1 Securitization Senior Notes, Class A-2	162,644	163,081
Series 2020-2 Securitization Senior Notes, Class A-2	420,423	421,548
Series 2021-1 Securitization Senior Notes, Class A-2	423,716	424,841
Series 2022-1 Securitization Senior Notes, Class A-2	347,243	348,156
Series 2024-1 Securitization Senior Notes, Class A-2	272,938	273,625
Term Loan Facility	327,500	353,750
Revolving Credit Facility	180,000	190,000
Other debt (a)	17,812	18,331
Total debt	2,680,272	2,722,766
Less: unamortized debt issuance costs	(31,766)	(34,226)
Less: current portion of long-term debt	(32,234)	(32,232)
Total long-term debt, net	$2,616,272	$2,656,308
(a) Consists primarily of finance lease obligations.
2022-1 Securitization Senior Notes
In conjunction with the issuance of the 2022-1 Securitization Senior Notes, Driven Brands Funding, LLC (“the Issuer”) and Driven Brands Canada Funding Corporation (together “the Co-Issuers”) also issued Series 2022-1 Class A-1 Notes in the amount of $135 million, which can be accessed at the Co-Issuers’ option if certain conditions are met.
Series 2024-1 Variable Funding Securitization Senior Notes
In July 2024, the Co-Issuers issued Series 2024-1 Variable Funding Senior Notes, Class A-1 (the “2024 VFN”) in the revolving amount of $400 million. The 2024 VFN have a final legal maturity date in October 2054. The commitment under the 2024 VFN is set to expire in October 2029, with the option of two one-year extensions. The 2024 VFN are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Borrowings incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable margin. As of March 29, 2025, there were no amounts outstanding under the 2024 VFN and $26 million of outstanding letters of credit which reduced the borrowing availability under the 2024 VFN.
Driven Holdings Revolving Credit Facility
In May 2021, Driven Holdings, LLC, (the “Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of Driven Brands Holdings Inc., entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (the “Revolving Credit Facility”), which provides for an aggregate amount of up to $300 million, and had a maturity date in May 2026 (the “Credit Agreement”). In February 2025, the Borrower entered into an amendment extending the Credit Agreement maturity date to February 2030, subject to a springing maturity in September 2028, in the event that (i) more than $100 million of the Company’s term loans are outstanding as of September 2028 and (ii) as of September 2028, the maturity date of such term loans has not been extended to a date that is after the latest revolving maturity date. Borrowings will incur interest at a rate equal to SOFR plus an applicable term adjustment between 2.00% and 2.25%. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.
There was $180 million outstanding on the Revolving Credit Facility as of March 29, 2025 with $33 million of borrowings and $43 million of repayments made during the three months ended March 29, 2025.
Term Loan Facility
In December 2021, the Borrower amended the Credit Agreement to provide for a new term loan credit facility (the “Term Loan Facility”), which has an initial aggregate commitment of $500 million, with loans and other extensions of credit thereunder maturing in December 2028. In April 2025, the Company made repayments of $246 million, primarily from proceeds received through the sale of the U.S. Car Wash business.

The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of March 29, 2025, the Company and its subsidiaries were in material compliance with such covenants.
Note 8—Leases
During the three months ended March 29, 2025, the Company sold four maintenance properties and one non-U.S. car wash property for a total of $9 million. During the three months ended March 30, 2024, the Company sold three maintenance properties for a total of $4 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements each have an initial term of 20 to 27 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $7 million and $7 million, respectively, as of March 29, 2025, and $3 million and $3 million, respectively, as of March 30, 2024 related to these lease arrangements. The Company recorded a gain of $1 million for the three months ended March 29, 2025, and a gain of less than $1 million for the three months ended March 30, 2024.
Supplemental cash flow information related to the Company’s lease arrangements for the three months ended March 29, 2025 and March 30, 2024, respectively, was as follows:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$24,667	$24,141
Operating cash flows used in finance leases	47	51
Financing cash flows used in finance leases	1,045	98
Note 9—Share-based Compensation
The Company granted new awards during the three months ended March 29, 2025, consisting of 541,052 restricted stock units (“RSUs”) and 664,383 performance stock units (“PSUs”).
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
The fair value of the total RSUs, performance-based PSUs, and market-based PSUs granted during the three months ended March 29, 2025 were $9 million, $7 million, and $4 million, respectively. The Company based the fair value of the RSUs and performance-based PSUs on the Company’s stock price on the grant date.
The range of assumptions used for issued PSUs with a market condition valued using the Monte Carlo model were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Annual dividend yield	—%	—%
Expected term (years)	2.8	2.8
Risk-free interest rate	3.89%	4.5%
Expected volatility	51.6%	49.2%
Correlation to the index peer group	41.4%	49.2%
The Company recorded $12 million of share-based compensation expense during both the three months ended March 29, 2025 and March 30, 2024, respectively, within selling, general, and administrative expenses on the unaudited consolidated statements of operations.

Note 10—Earnings (Loss) Per Share
The Company calculates basic and diluted earnings (loss) per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended
(in thousands, except per share amounts)	March 29, 2025	March 30, 2024
Basic earnings (loss) per share:
Net income from continuing operations	$17,490	$11,552
Less: Net income attributable to participating securities, continuing operations	309	245
Net income after participating securities, continuing operations	17,181	11,307

Net loss from discontinued operations, net of tax	(11,984)	(7,291)
Less: Net loss attributable to participating securities, discontinued operations	(212)	(155)
Net loss after participating securities, discontinued operations	(11,772)	(7,136)

Weighted-average common shares outstanding	160,568	159,631
Continuing operations	0.11	0.07
Discontinued operations	(0.07)	(0.04)
Net basic earnings per share	$0.04	$0.03

	Three Months Ended
(in thousands, except per share amounts)	March 29, 2025	March 30, 2024
Diluted earnings (loss) per share:
Net income from continuing operations	$17,490	$11,552
Less: Net income attributable to participating securities, continuing operations	41	46
Net income after participating securities, continuing operations	17,449	11,506

Net loss from discontinued operations, net of tax	(11,984)	(7,291)
Less: Net loss attributable to participating securities, discontinued operations	(28)	(29)
Net loss after participating securities, discontinued operations	(11,956)	(7,262)

Weighted-average common shares outstanding	160,568	159,631
Dilutive effect of share-based awards	1,250	973
Weighted-average common shares outstanding, as adjusted	161,818	160,604
Continuing operations	0.11	0.07
Discontinued operations	(0.07)	(0.05)
Net diluted earnings per share	$0.04	$0.02
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers, which include non-forfeitable dividend rights.
The Company has performance awards that are contingent on performance conditions which have not yet been met and therefore were excluded from the computation of weighted average shares of 2,092,091 and 2,067,468 shares for the three months ended March 29, 2025 and March 30, 2024, respectively.

The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three Months Ended
Number of securities (in thousands)	March 29, 2025	March 30, 2024
Restricted stock units	625	458
Stock Options	1,743	1,740
Total	2,368	2,198
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
Income tax expense was $7 million for the three months ended March 29, 2025 compared to $8 million for the three months ended March 30, 2024. The effective income tax rate for the three months ended March 29, 2025 was 28.7% compared to 42.3% for the three months ended March 30, 2024. The decrease was primarily driven by non-deductible share-based compensation, limitation on interest deduction in certain foreign jurisdictions, state taxes related to pre-tax income, and a reduction in U.S. tax impacts of its foreign operations.
Note 12—Commitments and Contingencies
The Company is subject to various lawsuits, administrative proceedings, audits, and claims. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Management regularly assesses our insurance deductibles, analyzes litigation information with our attorneys, and evaluates our loss experience in connection with pending legal proceedings. The Company records its best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. When a loss is probable and there is a range of estimated loss with no best estimate within the range, the minimum estimated liability related to the lawsuit or claim is recorded. As additional information becomes available, the potential liability and revise our accruals is reassessed, if necessary. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates.
Genesee County Employees’ Retirement System v. Driven Brands Holdings Inc., et al. – On December 22, 2023, Genesee County Employees’ Retirement System filed a putative class action lawsuit in the U.S. District Court for the Western District of North Carolina (the “Court”) against the Company as well as CEO Jonathan Fitzpatrick and former CFO Tiffany Mason (the “Individual Defendants”) alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act by the Company, as well as violations of Section 20(a) of the Exchange Act by the Individual Defendants. The Court appointed Genesee County Employees’ Retirement System, Oakland County Employees’ Retirement System, and Oakland County Voluntary Employees’ Beneficiary Association (collectively the “Michigan Funds”), as lead plaintiffs on May 31, 2024. Then, the Michigan Funds filed an amended complaint on October 14, 2024, which the Company and the Individual Defendants subsequently moved to dismiss. The Court denied the motion to dismiss on February 20, 2025, and the Company and Individual Defendants moved on March 6, 2025 for reconsideration of the Court’s order or, in the alternative, requested that the Court certify its decision for interlocutory appeal. The Court has yet to rule on the motion. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
Terwilliger v. Fitzpatrick, et al. – On January 10, 2025, Daniel Terwilliger filed a purported derivative complaint in the United States District Court for the Western District of North Carolina against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Tiffany Mason, Neal Aronson, Catherine Halligan, Chadwick Hume, Rick Puckett, Karen Stroup, Peter Swinburn, Michael Thompson, and Jose Tomas (collectively, “Defendants”). The Terwilliger complaint makes largely the same allegations as those in Genessee Complaint, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) unjust enrichment; (iii) abuse of control; (iv) gross mismanagement; (v) waste of corporate assets; and (vi) violations of Sections 10(b) and 21D of the Exchange Act. On April 30 2025, the Court granted the Parties’ joint motion for a stay of proceedings, pending the completion of discovery in the underlying securities class action. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
Gaiman v. Fitzpatrick, et al. – On April 30, 2025, Jonathan Gaiman filed a purported derivative complaint in the United States District Court for the Western District of North Carolina against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Tiffany Mason, Neal Aronson, Catherine Halligan, Chadwick Hume, Rick Puckett, Karen Stroup, Peter Swinburn, Michael Thompson, and Jose Tomás. The Gaiman complaint makes largely the same allegations as those in the Genessee and Terwilliger complaints, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) aiding and abetting breaches of fiduciary duty; (iii) unjust enrichment; (iv) waste of corporate assets; (v) violations of Sections 10(b) and 21D of the Exchange Act; and (vi) violations of Sections 14(a) and Rule 14a-9 of the Exchange Act. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
Other than the matters described above, as of March 29, 2025, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
Note 13—Discontinued Operations
U.S. Car Wash Divestiture
On February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash (the “Buyer”) for an aggregate purchase price of $385 million, subject to customary adjustments for cash, indebtedness, working capital, and transaction expenses. Under the terms of the agreement, the Buyer agreed to pay the Company $255 million in cash and deliver to the Company an interest-bearing seller note evidencing a loan in the initial principal amount of $130 million, subject to customary adjustments.
This divestiture qualified as discontinued operations as of February 24, 2025 as it represents a strategic shift relating to our car wash footprint and services offered within the U.S. and has a major effect on our consolidated results of operations. Accordingly, the results of operations for the U.S. Car Wash disposal group and certain transaction related costs have been classified as discontinued operations within the unaudited consolidated statement of operations. Results outlined below were historically reflected within the Car Wash Segment within our previously filed financial statements, prior to the Company resegmenting in the current period.
In conjunction with the sale of the U.S. Car Wash business, we entered into a Transition Services Agreement (“TSA”) to provide certain support services for up to 12 months or less from the closing date of the sale. These services include, among others, accounting, information technology, treasury, human resources, and marketing services. In addition, the Company entered into an Employee Services Leasing Agreement (“ESLA”) outlining certain U.S. Car Wash operational employees may be leased from the date of sale through December 31, 2025. Costs associated with the ESLA will be reimbursed by the Buyer.
Financial Information of Discontinued Operations
The following table summarizes the results of operations of the U.S. Car Wash business that are being reported as discontinued operations within the unaudited consolidated statement of operations:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Net revenue:
Company-operated store sales	$93,408	$90,227
Supply and other revenue	165	7
Total net revenue	93,573	90,234
Operating Expenses:
Company-operated store expenses	75,883	72,710
Supply and other expenses	359	—
Selling, general, and administrative expenses	30,375	14,975
Depreciation and amortization	2,203	12,113
Total operating expenses	108,820	99,798
Operating loss	(15,247)	(9,564)
Other expenses, net:
Interest expense, net	5	21
Loss before taxes from discontinued operations	(15,252)	(9,585)
Income tax benefit	(3,268)	(2,294)
Net loss from discontinued operations	$(11,984)	$(7,291)
The Company recorded $5 million related to transaction costs associated with the U.S. Car Wash divestiture during the three months ended March 29, 2025 within selling, general and administrative expenses on the unaudited consolidated statement of operations from discontinued operations above.
The following tables summarizes the U.S. Car Wash business assets and liabilities classified as discontinued operations within the unaudited consolidated balance sheets:

(in thousands)	March 29, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$3,542	$20,381
Accounts and notes receivable, net	763	1,955
Inventory	747	988
Prepaid and other assets	3,827	3,842
Income tax receivable	2,291	—
Assets held for sale	56,272	56,681
Total current assets of discontinued operations	67,442	83,847
Other assets	73	—
Property and equipment, net	307,846	312,663
Operating lease right-of-use assets	833,927	845,913
Total assets of discontinued operations	$1,209,288	$1,242,423
Liabilities
Current liabilities:
Accounts payable	$6,095	$9,417
Accrued expenses and other liabilities	57,539	60,244
Current portion of long-term debt	856	955
Total current liabilities of discontinued operations	64,490	70,616
Long-term debt	3,867	4,047
Operating lease liabilities	811,985	811,751
Long-term accrued expenses and other liabilities	6,999	7,314
Total liabilities of discontinued operations	$887,341	$893,728

The cash flows related to discontinued operations have not been segregated and are included within the unaudited statement of cash flows. The following table presents cash flow and non-cash information related to discontinued operations:

(in thousands)	March 29, 2025	March 30, 2024
Depreciation and amortization	$2,203	$12,113
Capital expenditures	2,948	16,838
Loss (gain) on sale or disposal of assets	8,088	2,854

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands,” “the Company,” “we,” “us,” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this Quarterly Report. We operate on a 52-or 53-week fiscal year, which ends on the last Saturday in December. The three months ended March 29, 2025 and March 30, 2024 were both 13 week periods.
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 4,800 locations across 49 states in the U.S. and 13 other countries. Our scaled, diversified platform fulfills an extensive range of core retail and commercial automotive needs, including paint, collision, glass, and repair services, as well as a variety of more frequent services, such as oil changes and car washes. We have continued to grow our base of consistent recurring revenue through same store sales and adding new franchised and company-operated stores. Driven Brands generated net revenue of approximately $516.2 million during the three months ended March 29, 2025, an increase of 7% compared to the prior year period, and system-wide sales of approximately $1.5 billion during the three months ended March 29, 2025, an increase of 2% from the prior year period.
We have experienced same store sales growth for 17 consecutive quarters, which we attribute to our diversified customer base and service offerings. However, we have experienced and expect to continue experiencing softening demand across several of our segments, primarily as a result of tariffs, inflationary pressures, increased competition, industry dynamics, and negative weather patterns.
Resegmentation
In the first quarter of 2025, the Company reorganized its operating segments to simplify the reporting structure, align with the Company’s current business model, and increase transparency for our investors, which resulted in a change to the reportable segments. As a result, the Company has the following reportable segments: Take 5, Franchise Brands, and Car Wash. Prior period information has been recast to reflect the current reportable segments.
Discontinued Operations
As previously disclosed in the Company’s 2024 Form 10-K, on February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash (the “Buyer”) for an aggregate purchase price of $385 million, subject to customary adjustments. Under the terms of the agreement, the Buyer agreed to pay the Company $255 million in cash and deliver to the Company an interest-bearing seller note evidencing a loan in the initial principal amount of $130 million. The transaction was completed on April 10, 2025.
The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods. Unless otherwise noted, the discussion throughout Part I Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, including the various metrics cited, excludes the U.S. Car Wash business and pertains only to our continuing operations. For information on discontinued operations, refer to Note 2 and Note 13 to our consolidated financial statements.
Q1 2025 Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Net revenue increased 7% to $516.2 million, driven by company-operated store revenue, primarily due to net new store growth within our Take 5 segment and same store sales growth within our Take 5 and Car Wash segments.
•Consolidated same store sales increased 0.7%.
•Net income from continuing operations increased 51% to $17 million or $0.11 per diluted share. The increase primarily relates to continued same store sales growth, improved operating margins within the Car Wash segment, lower interest expense, and reduction in foreign currency transaction losses in the current period, primarily relating to intercompany activity. These increases were partially offset by losses on the sale or disposal of fixed assets, increased selling, general, and administrative costs reflective of the Company’s growth, the non-recurrence of earnings relating to the sale of our Canadian distribution business in the third quarter of 2024, and reduced operating margins within the Take 5 and Franchise Brands segments.

•Adjusted Net Income (non-GAAP) increased 10% to $44 million or $0.27 per diluted share. The increase was primarily due to continued same store sales growth, improved operating margins within the Car Wash segment, and lower interest expense, partially offset by increased selling, general, and administrative costs reflective of the Company’s growth, the non-recurrence of earnings relating to the sale of our Canadian distribution business in the third quarter of 2024, and reduced operating margins within the Take 5 and Franchise Brands segments.
•Adjusted EBITDA (non-GAAP) increased 2% to $125 million. The increase was primarily due to continued same store sales growth and improved operating margins within the Car Wash segment, partially offset by increased selling, general, and administrative costs reflective of the Company’s growth, the non-recurrence of earnings relating to the sale of our Canadian distribution business in the third quarter of 2024, and reduced operating margins within the Take 5 and Franchise Brands segments.
•Net new stores in the quarter remained consistent with the prior quarter and grew 177 over the prior year period.
Key Performance Indicators
Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales. System-wide sales represent the total of net sales for our franchised, independently-operated, and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance, and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from continuing operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores.
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
Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 4 in our consolidated financial statements for a reconciliation of reportable segment Adjusted EBITDA to income from continuing operations before taxes for the three months ended March 29, 2025 and March 30, 2024.

The following table sets forth our key performance indicators for the three months ended March 29, 2025 and March 30, 2024:

	Three Months Ended
(in thousands, except store count or as otherwise noted)	March 29, 2025	March 30, 2024
System-Wide Sales
System-Wide Sales:
Take 5	$387,488	$326,427
Franchise Brands	1,033,366	1,074,541
Car Wash	66,640	53,047
Corporate and Other	59,339	58,889
Total	$1,546,833	$1,512,904
System-Wide Sales by Business Model:
Franchised Stores	$1,166,062	$1,175,628
Company-Operated Stores	314,131	284,229
Independently-Operated Stores	66,640	53,047
Total	$1,546,833	$1,512,904
Store Count
Store Count:
Take 5	1,203	1,035
Franchise Brands	2,660	2,647
Car Wash	718	718
Corporate and Other	216	220
Total	4,797	4,620
Store Count by Business Model:
Franchised Stores	3,115	3,007
Company-Operated Stores	964	895
Independently-Operated Stores	718	718
Total	4,797	4,620
Same Store Sales % by segment
Take 5	8.0%	6.7%
Franchise Brands	(2.9%)	1.5%
Car Wash	26.2%	0.4%
Total consolidated	0.7%	1.6%
Adjusted EBITDA by segment
Take 5	$100,918	$88,888
Franchise Brands	44,383	47,589
Car Wash	24,388	17,985
Adjusted EBITDA margin by segment
Take 5	34.4%	34.9%
Franchise Brands	61.9%	62.3%
Car Wash	35.9%	33.0%
Total consolidated	24.2%	25.5%

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
Adjusted Net Income/Adjusted Earnings per Share. We define Adjusted Net Income as net income from continuing operations calculated in accordance with GAAP, adjusted for acquisition related costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges, amortization related to acquired intangible assets, and the tax effect of the adjustments. Adjusted Earnings Per Share is calculated by dividing Adjusted Net Income by the weighted average shares outstanding. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.
The following table provides a reconciliation of Net Income from continuing operations to Adjusted Net Income and Adjusted Earnings per Share:

	Three Months Ended
(in thousands, except per share data)	March 29, 2025	March 30, 2024
Net income from continuing operations	$17,490	$11,552
Adjustments:
Acquisition related costs(a)	15	1,701
Non-core items and project costs, net(b)	5,244	4,711
Cloud computing amortization(c)	1,881	1,345
Share-based compensation expense(d)	11,788	11,861
Foreign currency transaction loss, net(e)	210	4,321
Asset sale leaseback (gain) loss, net, impairment and closed store expenses(f)	11,753	3,976
Amortization related to acquired intangible assets(g)	4,659	6,415
Valuation allowance for deferred tax asset(h)	299	1,134
Adjusted net income before tax impact of adjustments	53,339	47,016
Tax impact of adjustments(i)	(9,160)	(7,004)
Adjusted net income from continuing operations	$44,179	$40,012

Basic earnings per share from continuing operations	$0.11	$0.07
Diluted earnings per share from continuing operations	$0.11	$0.07

Adjusted basic earnings per share from continuing operations	$0.27	$0.25
Adjusted diluted earnings per share from continuing operations	$0.27	$0.25

Weighted average shares outstanding
Basic	160,568	159,631
Diluted	161,818	160,604
Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.

The following table provides a reconciliation of Net income from continuing operations to Adjusted EBITDA:

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income from continuing operations	$17,490	$11,552
Income tax benefit	7,031	8,458
Interest expense, net	36,534	43,751
Depreciation and amortization	33,152	31,116
EBITDA	94,207	94,877
Acquisition related costs(a)	15	1,701
Non-core items and project costs, net(b)	5,244	4,711
Cloud computing amortization(c)	1,881	1,345
Share-based compensation expense(d)	11,788	11,861
Foreign currency transaction loss, net(e)	210	4,321
Asset sale leaseback (gain) loss, net, impairment and closed store expenses(f)	11,753	3,976
Adjusted EBITDA	$125,098	$122,792
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
(b)     Consists of discrete items and project costs, including third-party professional costs associated with strategic transformation initiatives as well as non-recurring payroll-related costs.
(c) Includes non-cash amortization expenses relating to cloud computing arrangements.
(d)     Represents non-cash share-based compensation expense.
(e)    Represents foreign currency transaction losses, net that primarily related to the remeasurement of our intercompany loans as well as gains and losses on cross currency swaps and forward contracts.
(f)     Consists of the following items (i) (gains) losses, net on sale leasebacks, disposal of assets, or sale of business; (ii) net losses (gains) on sale for assets held for sale; and (iii) impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates.
(g)    Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statement of operations.
(h) Represents valuation allowances on income tax carryforwards in certain domestic jurisdictions that are not more likely than not to be realized.
(i)     Represents the tax impact of adjustments associated with the reconciling items between net income from continuing operations and Adjusted Net Income, excluding the provision for uncertain tax positions and valuation allowance for certain deferred tax assets. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 36% depending upon the tax attributes of each adjustment and the applicable jurisdiction.

Results of Operations for the Three Months Ended March 29, 2025 Compared to the Three Months Ended March 30, 2024
Net Income From Continuing Operations
We recognized net income from continuing operations of $17 million, or $0.11 per diluted share, for the three months ended March 29, 2025, compared to $12 million, or $0.07 per diluted share, for the three months ended March 30, 2024. The increase of approximately $6 million was primarily due to the following:
•same store sales growth;
•increased operating margins within the Car Wash segment;
•decreased interest expense of $7 million, primarily related to decreased borrowings on the Revolving Credit Facility and Term Loan Facility in the current period, partially offset by increased interest rates associated with the Series 2024-1 Securitization Senior Notes issued during the third quarter of 2024; and
•a reduction in foreign currency transaction losses in the current period, primarily relating to intercompany activity.
These positive factors were partially offset by:
•increased loss on sale of assets and impairment charges $7 million, primarily relating to the non-recurrence of a gain associated with the sale of nine company-operated stores to a franchisee and activity relating to assets held for sale and sale leaseback transactions;
•higher selling, general, and administrative costs reflective of the Company’s growth;
•the non-recurrence of earnings relating to the sale of our Canadian distribution business in the third quarter of 2024; and
•decreased operating margins within the Take 5 and Franchise Brands segments.
Adjusted Net Income
Adjusted net income was $44 million for the three months ended March 29, 2025 compared to $40 million for the three months ended March 30, 2024. This increase of approximately $4 million was primarily due to the following:
•same store sales growth;
•increased operating margins within the Car Wash segment; and
•decreased interest expense of $7 million, primarily relating to decreased borrowings on the Revolving Credit Facility and Term Loan Facility in the current period, partially offset by increased interest rates associated with the Series 2024-1 Securitization Senior Notes issued during the third quarter of 2024.
The positive factors were partially offset by:
•higher selling, general, and administrative costs reflective of the Company’s growth;
•the non-recurrence of earnings relating to the sale of our Canadian distribution business in the third quarter of 2024; and
•decreased operating margins within the Take 5 and Franchise Brands segments.
Adjusted EBITDA
Adjusted EBITDA was $125 million for the three months ended March 29, 2025 compared to $123 million for the three months ended March 30, 2024. The increase of approximately $2 million was primarily due to:
•same store sales growth; and
•increased operating margins within the Car Wash segment.
The positive factors were partially offset by:
•higher selling, general, and administrative costs reflective of the Company’s growth;
•the non-recurrence of earnings relating to the sale of our Canadian distribution business in the third quarter of 2024; and
•decreased operating margins within the Take 5 and Franchise Brands segments.

To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Certain percentages presented have been rounded to the nearest number, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Three Months Ended
(in thousands)	March 29, 2025	% of Net Revenues	March 30, 2024	% of Net Revenues
Franchise royalties and fees	$44,710	8.7%	$45,045	9.3%
Company-operated store sales	314,131	60.9%	284,229	59.0%
Independently-operated store sales	66,640	12.9%	53,047	11.0%
Advertising fund contributions	25,325	4.9%	24,070	5.0%
Supply and other revenue	65,357	12.6%	75,601	15.7%
Total net revenue	$516,163	100.0%	$481,992	100.0%
Franchise Royalties and Fees
Franchise royalties and fees decreased less than $1 million, or 1%, primarily due to a decrease in franchise system-wide sales of $10 million, or 1%, primarily related to volume.
Company-Operated Store Sales
Company-operated store sales increased $30 million, or 11%, of which $30 million related to an increase in the Take 5 segment. The increase was primarily due to same store sales growth and 74 net new company-operated stores.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) increased $14 million, or 26%, due to same store sales growth resulting from increased volume and revenue per wash.
Advertising Fund Contributions
Advertising fund contributions increased by $1 million, or 5%, primarily due to changes in the mix of system-wide sales among franchised brands. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of the franchisee’s gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue decreased $10 million, or 14%, primarily due to the inclusion of $15 million of supply and other revenue from our Canadian distribution business in the three months ended March 30, 2024 compared to no revenue in the current quarter as a result of the sale of that business in the third quarter of 2024, partially offset by increased supply sales within the Take 5 segment.

Operating Expenses

	Three Months Ended
(in thousands)	March 29, 2025	% of Net Revenues	March 30, 2024	% of Net Revenues
Company-operated store expenses	$181,866	35.2%	$169,342	35.1%
Independently-operated store expenses	36,475	7.1%	29,355	6.1%
Advertising fund expenses	25,325	4.9%	24,070	5.0%
Supply and other expenses	35,028	6.8%	36,216	7.5%
Selling, general, and administrative expenses	143,052	27.7%	123,811	25.7%
Depreciation and amortization	33,152	6.4%	31,116	6.5%
Total operating expenses	$454,898	88.1%	$413,910	85.9%
Company-Operated Store Expenses
Company-operated store expenses increased $13 million, or 7%, primarily due to variable costs associated with increased Take 5 company-operated store sales in the current period as well as increased rent expense and maintenance and repair charges.
Independently-Operated Store Expenses
Independently-operated store expenses (comprised entirely of expenses from the international car wash locations) increased $7 million, or 24%, primarily due to variable costs associated with the increase in sales.
Advertising Fund Expenses
Advertising fund expenses increased by $1 million, or 5%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses decreased $1 million, or 3%, primarily due to the inclusion of $10 million of supply and other expenses from our Canadian distribution business in the three months ended March 30, 2024 compared to no expense in the current quarter as a result of the sale of that business in the third quarter of 2024, partially offset by costs associated with increased Take 5 supply sales.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $19 million, or 16%, primarily due to incremental losses on sale of assets and impairment charges $7 million, relating to the non-recurrence of a gain associated with the sale of nine company-operated stores to a franchisee and activity relating to assets held for sale and sale leaseback transactions as well as costs reflective of the Company’s growth.
Depreciation and Amortization
Depreciation and amortization expense increased $2 million, or 7%, primarily due to 69 net new company-operated store openings in the current year compared to the prior year.
Interest Expense, Net

	Three Months Ended
(in thousands)	March 29, 2025	% of Net Revenues	March 30, 2024	% of Net Revenues
Interest expense, net	$36,534	7.1%	$43,751	9.1%
Interest expense, net decreased $7 million, or 16%, primarily related to decreased borrowings on the Revolving Credit Facility and Term Loan Facility in the current period, partially offset by increased interest rates associated with the Series 2024-1 Securitization Senior Notes issued during the third quarter of 2024.

Foreign Currency Transactions Loss, Net

	Three Months Ended
(in thousands)	March 29, 2025	% of Net Revenues	March 30, 2024	% of Net Revenues
Foreign currency transaction loss, net	$210	—%	$4,321	0.9%
The foreign currency transaction loss for the three months ended March 29, 2025 was primarily comprised of a loss on foreign currency hedges of less than $1 million, partially offset by transaction remeasurement gains in our foreign operations of less than $1 million. The foreign currency transaction loss for the three months ended March 30, 2024 was primarily comprised of transaction losses in our foreign operations of $7 million, partially offset by a gain on foreign currency hedges of $3 million.
Income Tax Expense

	Three Months Ended
(in thousands)	March 29, 2025	% of Net Revenues	March 30, 2024	% of Net Revenues
Income tax expense	$7,031	1.4%	$8,458	1.8%
The effective tax rate for the three months ended March 29, 2025 was 28.7% compared to 42.3% for the three months ended March 30, 2024. The decrease was primarily driven by non-deductible share-based compensation, limitation on interest deduction in certain foreign jurisdictions, state taxes related to pre-tax income, and a reduction in U.S. tax impacts of its foreign operations.

Segment Results of Operations for the Three Months Ended March 29, 2025 Compared to the Three Months Ended March 30, 2024
We assess the performance of our segments based on Adjusted EBITDA, which is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, store closure costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
Take 5

	Three Months Ended		2025	2024
(in thousands, unless otherwise noted)	March 29, 2025	March 30, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$8,357	$5,726	2.8%	2.2%
Company-operated store sales	250,800	220,871	85.5%	86.8%
Supply and other revenue	34,285	27,864	11.7%	11.0%
Total net revenue	$293,442	$254,461	100.0%	100.0%
Adjusted EBITDA	$100,918	$88,888	34.4%	34.9%

System-Wide Sales			Change
Franchised stores	$136,688	$105,556	$31,132	29.5%
Company-operated stores	250,800	220,871	29,929	13.6%
Total System-Wide Sales	$387,488	$326,427	$61,061	18.7%

Store Count (in whole numbers)			Change
Franchised stores	468	374	94	25.1%
Company-operated stores	735	661	74	11.2%
Total Store Count	1,203	1,035	168	16.2%
Same Store Sales %	8.0%	6.7%
Take 5 net revenue increased $39 million, or 15%, driven primarily by a $30 million increase in company-operated store sales from same store sales growth and 74 net new company-operated stores. Supply and other revenue increased by $6 million, or 23%, primarily due to higher system-wide sales. Franchise royalties and fees increased by $3 million, or 46%, primarily due to a $31 million, or 29%, increase in franchise system-wide sales from same store sales growth and 94 net new franchise stores.
Take 5 Adjusted EBITDA increased $12 million, or 14%, primarily due to net new store growth, same store sales growth, partially offset by higher repair and maintenance and rent expense as well as variable costs associated with the increased company-operated store sales.

Franchise Brands

	Three Months Ended		2025	2024
(in thousands, unless otherwise noted)	March 29, 2025	March 30, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Franchise royalties and fees	$36,353	$39,319	50.7%	51.5%
Company-operated store sales	3,992	4,469	5.6%	5.9%
Supply and other revenue	31,338	32,540	43.7%	42.6%
Total net revenue	$71,683	$76,328	100.0%	100.0%
Adjusted EBITDA	$44,383	$47,589	61.9%	62.3%

System-Wide Sales			Change
Franchised stores	$1,029,374	$1,070,072	$(40,698)	(3.8%)
Company-operated stores	3,992	4,469	(477)	(10.7%)
Total System-Wide Sales	$1,033,366	$1,074,541	$(41,175)	(3.8%)

Store Count (in whole numbers)			Change
Franchised stores	2,647	2,633	14	0.5%
Company-operated stores	13	14	(1)	(7.1%)
Total Store Count	2,660	2,647	13	0.5%
Same Store Sales %	(2.9%)	1.5%
Franchise Brands net revenue decreased $5 million, or 6%, driven by a decrease in system-wide sales of $41 million, or 4%, primarily driven by lower volume in the current period.
Franchise Brands Adjusted EBITDA decreased $3 million, or 7%, primarily due to negative same store sales growth primarily due to lower volume in the current period.

Car Wash

	Three Months Ended		2025	2024
(in thousands, unless otherwise noted)	March 29, 2025	March 30, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Independently-operated store sales	66,640	53,047	98.0%	97.4%
Supply and other revenue	1,386	1,441	2.0%	2.6%
Total net revenue	$68,026	$54,488	100.0%	100.0%
Adjusted EBITDA	$24,388	$17,985	35.9%	33.0%

System-Wide Sales			Change
Independently-operated stores	66,640	53,047	13,593	25.6%
Total System-Wide Sales	$66,640	$53,047	$13,593	25.6%

Store Count (in whole numbers)			Change
Independently-operated stores	718	718	—	—%
Total Store Count	718	718	—	—%
Same Store Sales %	26.2%	0.4%
Car Wash segment net revenue increased $14 million, or 25%, driven primarily by a $14 million, or 26%, increase in independently-operated store sales due to same store sales growth as a result of increased volume and revenue per wash.
Car Wash Adjusted EBITDA increased by $6 million, or 36%, driven primarily by same store sales growth, partially offset by variable costs associated with increased sales.

Financial Condition, Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Cash flow from operations, supplemented with our long-term borrowings and Revolving Credit Facility, has been sufficient to fund our operations while allowing us to make strategic investments to grow our business. We believe that our sources of liquidity and capital resources will be adequate to fund our operations, acquisitions, company-operated store development, other general corporate needs, and the additional expenses we expect to incur for at least the next twelve months. We expect to continue to have access to the capital markets at acceptable terms. However, this could be adversely affected by many factors including macroeconomic factors, a downgrade of our credit rating, or a deterioration of certain financial ratios.
Driven Brands Funding, LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with our securitization senior notes. Our Term Loan Facility and Revolving Credit Facility also have certain qualitative covenants. As of March 29, 2025, the Co-Issuers and Driven Holdings were in material compliance with all such covenants under their respective credit agreements.
In February 2025, Driven Holdings, LLC entered into an amendment extending the maturity date of the Revolving Credit Facility to February 2030, subject to certain terms and conditions. Refer to Note 7 for additional information.
The Company’s 2019-1 Notes and 2019-2 Notes have anticipated repayment dates in April 2026 and October 2026, respectively. The Company anticipates refinancing these notes prior to the anticipated repayment dates. As of the date of this filing, the Company has sufficient potential borrowing capacity under the Revolving Credit Facility and the Company’s variable funding notes to repay these notes.
At March 29, 2025, the Company had total liquidity of $641 million consisting of $152 million in cash and cash equivalents and $489 million of undrawn capacity on its variable funding securitization senior notes and Revolving Credit Facility. This did not include the additional $135 million Series 2022 Class A-1 Notes that expand the Company’s variable funding note borrowing capacity if the Company elects to exercise them, assuming certain conditions continue to be met.
On February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash (the “Buyer”) for an aggregate purchase price of $385 million, subject to customary adjustments. Under the terms of the agreement, the Buyer agreed to pay the Company $255 million in cash and deliver to the Company an interest-bearing seller note evidencing a loan in the initial principal amount of $130 million. The transaction was completed on April 10, 2025.
The following table illustrates the main components of our cash flows for the three months ended March 29, 2025 and March 30, 2024:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Net cash provided by operating activities	$75,131	$60,283
Net cash used in investing activities	(44,012)	(34,280)
Net cash used in financing activities	(47,767)	(33,220)
Effect of exchange rate changes on cash	1,549	1,133
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(15,099)	$(6,084)

Cash flow information is inclusive of cash flows from discontinued operations.

Operating Activities
Net cash provided by operating activities was $75 million for the three months ended March 29, 2025 compared to $60 million for the three months ended March 30, 2024. The increase in cash provided by operating activities was primarily due to increased net income, decreased interest expense, and working capital improvements, including reduced cloud computing arrangements expenditures, during the three months ended March 29, 2025.
Investing Activities
Net cash used in investing activities was $44 million for the three months ended March 29, 2025 compared to $34 million used in investing activities for the three months ended March 30, 2024. The increase was primarily due to reduced proceeds from the sale of U.S. Car Wash assets held for sale in the current year and the sale of nine company-operated stores to a franchisee in the prior year, partially offset by a $33 million decrease in capital expenditures.
Financing Activities
Net cash used in financing activities was $48 million for the three months ended March 29, 2025 compared to $33 million used in financing activities for the three months ended March 30, 2024. The increase in cash used in financing activities was primarily related to an increase in net repayments of long-term debt, including finance leases, of $25 million, primarily associated with Term Loan Facility repayments, and net repayments on the Revolving Credit Facility of $10 million in the current year, partially offset by Tax Receivable Agreement payments of $25 million in the prior year. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.
Tax Receivable Agreement
We expect to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s initial public offering, which we therefore attribute to our existing shareholders. We expect that these tax benefits (i.e., the Pre-IPO and IPO-Related Tax Benefits) will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future. We have entered into a Tax Receivable Agreement which provides our Pre-IPO shareholders with the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that we and our subsidiaries actually realize as a result of the utilization of the Pre-IPO and IPO-Related Tax Benefits or divestitures. The Company recorded a current income tax receivable liability of $23 million as of March 29, 2025 and December 28, 2024, respectively, and a non-current income tax receivable liability of $111 million as of March 29, 2025 and December 28, 2024, respectively, on the consolidated balance sheets. We made payments of approximately $25 million under the Tax Receivable Agreement in January 2024. No payments were made during the three months ended March 29, 2025.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 of the consolidated financial statements presented in our Form 10-K for the year ended December 28, 2024. There have been no material changes to our critical accounting policies from those disclosed in our Form 10-K for the year ended December 28, 2024.
Application of New Accounting Standards
See Note 2 of the consolidated financial statements for a discussion of recently issued accounting standards applicable to the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s annual report for the year ended December 28, 2024 for a complete discussion of the Company’s market risk. There have been no material changes in the Company’s market risk from those disclosed in the Company’s Form 10-K for the year ended December 28, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a--15(e) and 15d--15(e) under the Exchange Act), as of March 29, 2025. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of the design effectiveness of our disclosure controls and procedures as of March 29, 2025, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Information relating to this item is included within Note 12 of our financial statements included elsewhere within this Form 10-Q.
Item 1A. Risk Factors
For a discussion of risk factors that could adversely affect our results of operations, financial condition, business reputation or business prospects, we refer you to Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 28, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
(c) Trading Plans
During the three months ended March 29, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1
Stock Purchase Agreement, among Driven Brands, Inc., Shine Acquisition Co Limited, Rose Midco Limited, Boing US Holdco, Inc., and Express Wash Operations, LLC, dated as of February 24, 2025. (incorporated by reference to the Company's Current Report on Form 8-K, filed on February 25, 2025)

10.2*	Amended Credit Agreement, by and among, Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.C., as administrative agent, dated as of February 27, 2025.
10.3*	PIK Credit Agreement, dated as of April 10, 2025, among Express Wash Topco, LLC, as Borrower, the Lenders Party Thereto, and Alter Domus (US) LLC, as Agent.
10.4†	Offer Letter by and between the Company and Rebecca Fondell, dated as of April 17, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 23, 2025)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2025

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Jonathan Fitzpatrick
Name:	Jonathan Fitzpatrick
Title:	President and Chief Executive Officer

By:	/s/ Michael F. Diamond
Name:	Michael F. Diamond
Title:	Executive Vice President and Chief Financial Officer