Form 10-Q
period 2025-06-28
Driven Brands Holdings Inc.
filed 2025-08-07
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
OR
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

As of August 3, 2025, the Registrant had 164,279,951 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, trends, plans, objectives of management, impact of accounting standards and guidance, impairments, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) potential post-closing obligations and liabilities relating to the sale of our U.S. Car Wash business; (ii) the current geopolitical environment, including the impact, both direct and indirect, of government actions, such as proposed and enacted tariffs; (iii) our strategy, outlook, and growth prospects; (iv) our operational and financial targets and dividend policy; (v) general economic trends and trends in the industry and markets; (vi) the risks and costs associated with the integration of, and or ability to integrate, our stores and business units successfully; (vii) the proper application of generally accepted accounting principles, which are highly complex and involve many subjective assumptions, estimates, and judgments; and (viii) the competitive environment in which we operate. Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy, and other future conditions, and involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. It is not possible to predict or identify all such risks. These risks include, but are not limited to, the risk factors that are described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 as well as in our other filings with the Securities and Exchange Commission, which are available on its website at www.sec.gov. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
Forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenue:
Franchise royalties and fees	$49,180	$50,029	$93,890	$95,074
Company-operated store sales	333,280	301,917	647,411	586,146
Independently-operated store sales	71,791	60,280	138,431	113,327
Advertising contributions	27,041	24,911	52,366	48,981
Supply and other revenue	69,696	81,659	135,053	157,260
Total net revenue	550,988	518,796	1,067,151	1,000,788
Operating Expenses:
Company-operated store expenses	190,396	178,677	372,262	348,019
Independently-operated store expenses	38,060	31,956	74,535	61,311
Advertising expenses	27,040	24,911	52,365	48,981
Supply and other expenses	39,359	40,536	74,387	76,752
Selling, general, and administrative expenses	183,118	119,818	326,170	243,629
Depreciation and amortization	34,903	32,824	68,055	63,940
Total operating expenses	512,876	428,722	967,774	842,632
Operating income	38,112	90,074	99,377	158,156
Other expenses, net:
Interest expense, net	31,359	31,816	67,893	75,567
Foreign currency transaction (gain) loss, net	(12,197)	681	(11,987)	5,002
Other expenses, net	19,162	32,497	55,906	80,569
Income before taxes from continuing operations	18,950	57,577	43,471	77,587
Income tax expense	7,141	20,360	14,172	28,818
Net income from continuing operations	$11,809	$37,217	$29,299	$48,769
Gain on sale of discontinued operations, net of tax	37,367	—	37,367	—
Net loss from discontinued operations, net of tax	(1,612)	(7,058)	(13,596)	(14,349)
Net income	$47,564	$30,159	$53,070	$34,420

Basic earnings (loss) per share:
Continuing Operations	$0.07	$0.22	$0.18	$0.30
Discontinued Operations	0.22	(0.04)	0.15	(0.09)
Net basic earnings per share	$0.29	$0.18	$0.33	$0.21

Diluted earnings (loss) per share:
Continuing Operations	$0.07	$0.22	$0.18	$0.30
Discontinued Operations	0.22	(0.04)	0.15	(0.09)
Net diluted earnings per share	$0.29	$0.18	$0.33	$0.21

Weighted average shares outstanding
Basic	162,833	159,795	161,701	159,713
Diluted	164,150	160,765	162,984	160,683

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$47,564	$30,159	$53,070	$34,420
Other comprehensive income:
Foreign currency translation adjustments	40,981	(2,676)	61,739	(18,583)
Unrealized loss (gain) from cash flow hedges, net of tax expense of $41, $7, $47 and $22, respectively	351	(865)	257	(1,482)
Actuarial gain (loss) of defined pension plan, net of tax	11	(2)	16	(10)
Other comprehensive income (loss), net	41,343	(3,543)	62,012	(20,075)
Comprehensive income attributable to Driven Brands Holdings Inc.	$88,907	$26,616	$115,082	$14,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	June 28, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$166,131	$149,573
Restricted cash	334	358
Accounts and notes receivable, net	204,330	177,654
Inventory	67,165	66,539
Prepaid and other assets	45,481	37,841
Income tax receivable	11,279	14,294
Advertising fund assets, restricted	64,031	49,716
Assets held for sale	64,904	77,616
Seller note receivable	113,000	—
Current assets of discontinued operations	—	83,847
Total current assets	736,655	657,438
Other assets	104,685	125,422
Property and equipment, net	768,308	711,505
Operating lease right-of-use assets	553,128	524,442
Deferred commissions	7,549	7,246
Intangibles, net	662,907	665,896
Goodwill	1,441,595	1,403,056
Deferred tax assets	8,687	8,206
Non-current assets of discontinued operations	—	1,158,576
Total assets	$4,283,514	$5,261,787
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$118,887	$85,843
Accrued expenses and other liabilities	207,845	193,638
Income tax payable	5,281	6,860
Current portion of long-term debt	282,189	32,232
Income tax receivable liability	22,676	22,676
Advertising fund liabilities	24,200	22,030
Current liabilities of discontinued operations	—	70,616
Total current liabilities	661,078	433,895
Long-term debt	2,094,535	2,656,308
Deferred tax liabilities	96,994	87,485
Operating lease liabilities	525,597	491,282
Income tax receivable liability	110,907	110,935
Deferred revenue	30,162	31,314
Long-term accrued expenses and other liabilities	20,846	20,122
Non-current liabilities of discontinued operations	—	823,112
Total liabilities	3,540,119	4,654,453
Commitments and contingencies (Note 12)
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,274,617 and 163,842,248 shares outstanding; respectively	1,643	1,638
Additional paid-in capital	1,720,825	1,699,851
Accumulated deficit	(949,513)	(1,002,583)
Accumulated other comprehensive loss	(29,560)	(91,572)
Total shareholders’ equity	743,395	607,334
Total liabilities and shareholders' equity	$4,283,514	$5,261,787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
	June 28, 2025		June 29, 2024
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	164,274,617	$1,643	164,079,581	$1,641
Shares issued for exercise/vesting of share-based compensation awards	—	—	2,849	—
Balance at end of period	164,274,617	$1,643	164,082,430	$1,641
Additional paid-in capital
Balance at beginning of period		$1,709,580		$1,664,764
Share-based compensation expense		11,290		10,982
Tax obligations for share-based compensation		(45)		(980)
Balance at end of period		$1,720,825		$1,674,766
(Accumulated deficit) retained earnings
Balance at beginning of period		$(997,077)		$(705,826)
Net income		47,564		30,159
Balance at end of period		$(949,513)		$(675,667)
Accumulated other comprehensive loss
Balance at beginning of period		$(70,903)		$(54,407)
Other comprehensive income (loss)		41,343		(3,543)
Balance at end of period		$(29,560)		$(57,950)
Non-controlling interests
Balance at beginning of period		$—		$644
Acquisition of non-controlling interest		—		(644)
Balance at end of period		$—		$—
Total shareholders’ equity		$743,395		$942,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Six Months Ended
	June 28, 2025		June 29, 2024
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,842,248	$1,638	163,965,231	$1,640
Stock issued relating to Employee Stock Purchase Plan	44,693	1	43,764	—
Shares issued for exercise/vesting of share-based compensation awards	393,284	4	173,021	2
Forfeiture of restricted stock awards	(5,608)	—	(99,586)	(1)
Balance at end of period	164,274,617	$1,643	164,082,430	$1,641
Additional paid-in capital
Balance at beginning of period		$1,699,851		$1,652,401
Share-based compensation expense		23,078		22,843
Stock issued relating to Employee Stock Purchase Plan		523		502
Tax obligations for share-based compensation		(2,627)		(980)
Balance at end of period		$1,720,825		$1,674,766
(Accumulated deficit) retained earnings
Balance at beginning of period		$(1,002,583)		$(710,087)
Net income		53,070		34,420
Balance at end of period		$(949,513)		$(675,667)
Accumulated other comprehensive loss
Balance at beginning of period		$(91,572)		$(37,875)
Other comprehensive income (loss)		62,012		(20,075)
Balance at end of period		$(29,560)		$(57,950)
Non-controlling interests
Balance at beginning of period		$—		$644
Acquisition of non-controlling interest		—		(644)
Balance at end of period		$—		$—
Total shareholders’ equity		$743,395		$942,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024
Net income	$53,070	$34,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,281	87,862
Share-based compensation expense	23,078	22,843
(Gain) loss on foreign denominated transactions	(17,630)	9,923
Loss (gain) on foreign currency derivatives	5,643	(4,921)
(Gain) loss on sale and disposal of businesses, fixed assets, and sale leaseback transactions	(27,694)	13,406
Loss on fair value of seller note receivable	17,000	—
Reclassification of interest rate hedge to income	(1,033)	(1,044)
Bad debt expense	9,293	1,738
Asset impairment charges and lease terminations	18,460	2,058
Amortization of deferred financing costs and bond discounts	6,206	4,933
Amortization of cloud computing	9,136	2,414
Provision for deferred income taxes	2,215	5,036
Other, net	(3,631)	7,322
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(40,742)	(47,245)
Inventory	773	11,310
Prepaid and other assets	(6,322)	7,986
Advertising fund assets and liabilities, restricted	(11,599)	(12,220)
Other assets	(104)	(47,699)
Deferred commissions	303	(428)
Deferred revenue	(1,164)	971
Accounts payable	28,707	3,968
Accrued expenses and other liabilities	22,661	8,022
Income tax receivable	(1,380)	(3,431)
Cash provided by operating activities	155,527	107,224
Cash flows from investing activities:
Capital expenditures	(127,622)	(155,920)
Cash used in business acquisitions, net of cash acquired	(6,034)	(2,759)
Proceeds from sale leaseback transactions	22,810	11,808
Proceeds from sale or disposal of businesses and fixed assets	268,398	112,845
Cash provided by (used in) investing activities	157,552	(34,026)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(1,414)	(871)
Repayment of long-term debt	(305,446)	(34,005)
Proceeds from revolving lines of credit and short-term debt	65,000	46,000
Repayment of revolving lines of credit and short-term debt	(75,000)	(71,000)
Repayment of principal portion of finance lease liability	(2,440)	(2,199)
Payment of Tax Receivable Agreement	—	(38,362)
Acquisition of non-controlling interest	—	(644)
Purchase of common stock	—	(2)
Tax obligations for share-based compensation	(2,582)	(980)
Cash used in financing activities	(321,882)	(102,063)

Effect of exchange rate changes on cash	5,464	(1,615)
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(3,339)	(30,480)
Cash and cash equivalents, beginning of period	169,954	176,522
Cash included in advertising fund assets, restricted, beginning of period	38,930	38,537
Restricted cash, beginning of period	358	657
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	209,242	215,716
Cash and cash equivalents, end of period	166,131	148,814
Cash included in advertising fund assets, restricted, end of period	39,438	32,008
Restricted cash, end of period	334	4,414
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$205,903	$185,236

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$6,418	$17,891
Deferred consideration included in accrued expenses and other liabilities	1,896	1,948
Supplemental cash flow disclosures - cash paid for:
Interest	$64,762	$72,561
Income taxes	21,236	20,338

Cash flows from discontinued operations are included in the above amounts and explained in Note 2 and Note 13.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. together with its subsidiaries (collectively, the “Company”) is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively, “Driven Brands”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 4,800 franchised, independently-operated, and company-operated locations across 49 states in the U.S. and 13 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, AutoGlassNow®, IMO®, and 1-800-Radiator & A/C® that compete in the automotive services industry.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to our pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divests. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current income tax receivable liability of $23 million as of June 28, 2025 and December 28, 2024, respectively, and a non-current income tax receivable liability of $111 million as of June 28, 2025 and December 28, 2024, respectively, on the consolidated balance sheets. We made payments of approximately $38 million under the Tax Receivable Agreement in the six months ended June 29, 2024. No payments were made during the six months ended June 28, 2025.
Note 2—Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three and six months ended June 28, 2025 and June 29, 2024 each consisted of 13 weeks and 26 weeks, respectively. The Car Wash segment is consolidated based on a calendar month end.
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim financial data includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations, balance sheet, cash flows, and shareholders’ equity for the interim periods presented. The adjustments include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
On February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash. On April 10, 2025, the Company completed the sale. The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods presented unless otherwise noted. The consolidated statements of cash flows include cash flows from discontinued operations. Refer to Note 13 for more information.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 28, 2024. Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 28, 2025 may not be indicative of the results to be expected for any other interim period or the year ending December 27, 2025.
The six months ended June 29, 2024 includes an adjustment to the unaudited consolidated balance sheet and consolidated statement of operations that originated in the prior year. The adjustment increased loss from discontinued operations, net of tax by $3 million on the unaudited consolidated statement of operations. The three and six months ended June 28, 2025 includes an adjustment to the unaudited consolidated balance sheet and consolidated statement of operations that originated in the prior year. The adjustment decreased Accrued expenses and other liabilities and increased Foreign currency transaction gain by approximately $5 million. The Company evaluated the materiality of these adjustments on prior period financial statements, recorded the adjustments in the periods outlined above, and concluded the effect of these adjustments were immaterial to both the current and prior financial statements.
Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the related notes to the consolidated financial statements. Significant items that are subject to estimates and assumptions include, but are not limited to: valuation of intangible assets and goodwill, income taxes, allowances for credit losses, valuation of derivatives, self-insurance claims, and share-based compensation. Management evaluates its estimates on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on historical experience, current conditions, and various other additional information, may affect amounts reported in future periods. Actual results could differ due to uncertainty inherent in the nature of these estimates.
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
The Company estimates the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying amount for cash and cash equivalents, restricted cash, accounts receivable, inventory, other current assets, accounts payable and accrued expenses approximate fair value because of their short maturities. The held to maturity notes receivable carrying values approximate fair value using interest rates that approximate market rates for agreements with similar maturities and credit quality.
The fair value of the Seller Note Receivable, which the Company has elected to account for under the fair value option, is derived using Level 3 inputs, including market values received during the marketing of the underlying note prior to selling in July 2025. During the three and six months ended June 28, 2025, the Company recorded an unrealized loss on the fair value of the Seller Note Receivable of $17 million, included within selling, general, and administrative expenses on the consolidated statement of operations.
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
Financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2025 and December 28, 2024 are summarized as follows:

Items Measured at Fair Value at June 28, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Seller note receivable	$—	$—	$113,000	$113,000
Derivative assets, recorded in Other assets	—	2,887	—	2,887
Derivative liabilities, recorded in Accrued expenses and other liabilities	—	162	—	162

Items Measured at Fair Value at December 28, 2024
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in Other assets	$—	$5,742	$5,742
Derivative liabilities, recorded in Accrued expenses and other liabilities	—	19	19
The carrying value and estimated fair value of total long-term debt were as follows:

	June 28, 2025		December 28, 2024
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,406,150	$2,354,820	$2,722,766	$2,649,880
Recently Issued Accounting Standards
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. In January 2025, the FASB subsequently issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU provides clarification on the ASU's effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
2025 Acquisitions
The Company completed four acquisitions within the Take 5 segment during the six months ended June 28, 2025, representing four sites, for an aggregate cash consideration, net of cash acquired and liabilities assumed, of $7 million.
2024 Acquisitions
The Company completed one acquisition within the Take 5 segment and one non-U.S. acquisition in the Car Wash segment during the six months ended June 29, 2024, representing two sites and one site, respectively, for an aggregate cash consideration, net of cash acquired and liabilities assumed, of less than $2 million.
2025 Divestitures
For information relating to the divestiture of our U.S. Car Wash business, refer to Note 13.

2024 Divestitures
During the six months ended June 29, 2024, the Company sold nine company-operated stores within the Franchise Brands segment to a franchisee at a sale price of $18 million resulting in a gain of $6 million on the sale of businesses within selling, general, and administrative expenses on the consolidated statement of operations during the six months ended June 29, 2024.
Note 4—Segment Information
In the first quarter of 2025, the Company reorganized its operating segments to simplify the reporting structure, align with the Company’s current business model, and increase transparency for our investors, which resulted in a change to the reportable segments. As a result, the Company has the following reportable segments: Take 5, Franchise Brands, and Car Wash.
The Take 5 segment is primarily composed of the Company and franchise-operated Take 5 Oil Change business, and revenue is primarily derived from the performance of maintenance services, including oil changes and certain as-needed automotive maintenance enhancements. Take 5 segment revenue also includes franchise royalties and fees and supply and other product sales.
The Franchise Brands segment is primarily composed of the Company’s portfolio of franchise brands, which include: CARSTAR, Meineke, Maaco, and 1-800 Radiator, along with other smaller brands and services for both retail and commercial customers such as commercial fleet operators and insurance carriers.
The Car Wash segment operates under the IMO brand across Europe and Australia, providing express-style conveyor car wash services to both retail and commercial customers.
The Company’s consolidated financial results include “Corporate and Other” activity. Corporate and Other includes revenue and costs associated with the AutoGlassNow businesses, which provide glass replacement and calibration services to commercial, retail and insurance customers. In addition, advertising fund contribution revenue and related costs as well as shared service costs, which are related to finance, IT, human resources, legal, supply chain, and other support services are recorded within Corporate and Other. Corporate and Other activity includes the adjustments necessary to eliminate certain intercompany transactions, namely supply sales fulfilled by the Take 5 segment to the Franchise Brands segment.
The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM evaluates segment performance and allocates resources, including capital expenditures and variable compensation, to each segment primarily as part of the annual budget process based on Adjusted EBITDA. The CODM reviews budget-to-actual results to assess performance and adjust resource allocations as necessary.
Adjusted EBITDA is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, cloud computing amortization, equity compensation, loss on debt extinguishment, and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of the operating performance of our segments and may not be comparable to similar measures reported by other companies. Other segment items primarily include, but not limited to, payroll and payroll related costs, costs of inventory and supply costs, utilities, and rent expense as well as marketing costs associated with non-franchised businesses within the reportable segments. No asset information has been provided for these reportable segments as the Chief Operating Decision Maker does not regularly review asset information by reportable segment.
Certain information within the tables below has been revised to conform to current year presentation to reflect financial results for continuing operations and segment changes.

Segment results for the three and six months ended June 28, 2025 and June 29, 2024 are as follows:

	Three Months Ended June 28, 2025
(in thousands)	Take 5	Franchise Brands	Car Wash	Total
Franchise royalties and fees	$9,547	$39,633	$—	$49,180
Company-operated store sales	257,449	4,654	—	262,103
Independently-operated store sales	—	—	71,791	71,791
Supply and other revenue	37,228	30,321	1,579	69,128
Total segment net revenue	$304,224	$74,608	$73,370	$452,202

Corporate and Other revenue				98,786
Total consolidated net revenue				$550,988

Other segment items	196,071	29,165	46,073
Reportable segment Adjusted EBITDA	$108,153	$45,443	$27,297	$180,893

Less:
Corporate and Other loss				37,654
Depreciation and amortization				34,903
Interest expense, net				31,359
Acquisition related costs(a)				983
Non-core items and project costs, net(b)				8,969
Cloud computing amortization(c)				7,255
Share-based compensation expense(d)				11,290
Foreign currency transaction (gain), net(e)				(12,197)
Asset sale leaseback (gain) loss, net, impairment, notes receivable loss, and closed store expenses(f)				41,727
Income before taxes from continuing operations				$18,950

	Three Months Ended June 29, 2024
(in thousands)	Take 5	Franchise Brands	Car Wash	Total
Franchise royalties and fees	$6,327	$43,702	$—	$50,029
Company-operated store sales	230,809	5,143	—	235,952
Independently-operated store sales	—	—	60,280	60,280
Supply and other revenue	28,148	32,177	1,406	61,731
Total segment net revenue	$265,284	$81,022	$61,686	$407,992

Corporate and Other revenue				110,804
Total consolidated net revenue				$518,796

Other segment items	166,876	26,818	39,471
Reportable segment Adjusted EBITDA	$98,408	$54,204	$22,215	$174,827
Less:
Corporate and Other loss				31,382
Depreciation and amortization				32,824
Interest expense, net				31,816
Acquisition related costs(a)				264
Non-core items and project costs, net(b)				5,031
Cloud computing amortization(c)				1,069
Share-based compensation expense(d)				10,982
Foreign currency transaction loss, net(e)				681
Asset sale leaseback (gain) loss, net, impairment, notes receivable loss, and closed store expenses(f)				3,201
Income before taxes from continuing operations				$57,577

	Six Months Ended June 28, 2025
(in thousands)	Take 5	Franchise Brands	Car Wash	Total
Franchise royalties and fees	$17,904	$75,986	$—	$93,890
Company-operated store sales	508,249	8,646	—	516,895
Independently-operated store sales	—	—	138,431	138,431
Supply and other revenue	71,513	61,659	2,965	136,137
Total segment net revenue	$597,666	$146,291	$141,396	$885,353

Corporate and Other revenue				181,798
Total consolidated net revenue				$1,067,151

Other segment items	388,595	56,465	89,711
Reportable segment Adjusted EBITDA	$209,071	$89,826	$51,685	$350,582
Less:
Corporate and Other loss				82,245
Depreciation and amortization				68,055
Interest expense, net				67,893
Acquisition related costs(a)				998
Non-core items and project costs, net(b)				14,213
Cloud computing amortization(c)				9,136
Share-based compensation expense(d)				23,078
Foreign currency transaction (gain), net(e)				(11,987)
Asset sale leaseback (gain) loss, net, impairment, notes receivable loss, and closed store expenses(f)				53,480
Income before taxes from continuing operations				$43,471

	Six Months Ended June 29, 2024
(in thousands)	Take 5	Franchise Brands	Car Wash	Total
Franchise royalties and fees	$12,053	$83,021	$—	$95,074
Company-operated store sales	451,680	9,612	—	461,292
Independently-operated store sales	—	—	113,327	113,327
Supply and other revenue	56,012	64,717	2,847	123,576
Total segment net revenue	$519,745	$157,350	$116,174	$793,269

Corporate and Other revenue				207,519
Total consolidated net revenue				$1,000,788

Other segment items	332,449	55,557	75,974
Reportable segment Adjusted EBITDA	$187,296	$101,793	$40,200	$329,289
Less:
Corporate and Other loss				63,052
Depreciation and amortization				63,940
Interest expense, net				75,567
Acquisition related costs(a)				1,965
Non-core items and project costs, net(b)				9,742
Cloud computing amortization(c)				2,414
Share-based compensation expense(d)				22,843
Foreign currency transaction loss, net(e)				5,002
Asset sale leaseback (gain) loss, net, impairment, notes receivable loss, and closed store expenses(f)				7,177
Income before taxes from continuing operations				$77,587
(a)Consists of acquisition costs as reflected within the consolidated statements of operations, including legal, consulting, and other fees, and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. As acquisitions occur in the future we expect to incur similar costs and, under U.S. GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
(b)Consists of discrete items and project costs, including third party professional costs associated with strategic transformation initiatives as well as non-recurring payroll-related costs.
(c)Includes non-cash amortization expenses relating to cloud computing arrangements.
(d)Represents non-cash share-based compensation expense.
(e)Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans as well as gains and losses on cross currency swaps and forward contracts.
(f)Consists of the following items (i) (gains) losses, net on sale leasebacks, disposal of assets, or sale of business; (ii) net losses (gains) on sale for assets held for sale; (iii) impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates; and (iv) unrealized loss on fair value of the Seller Note Receivable.

Note 5—Assets Held For Sale
The changes in assets held for sale for the six months ended June 28, 2025 were as follows:

(in thousands)
Balance at December 28, 2024	$77,616
Additions	1,345
Loss on sale, net	(6,115)
Sales and disposals	(7,942)
Balance at June 28, 2025	$64,904
During the six months ended June 28, 2025 and June 29, 2024, management continued to enhance properties included within held for sale resulting in an increase to assets held for sale of $1 million and $59 million, respectively. The Company recognized a net loss on sale within selling, general, and administrative expenses on the unaudited consolidated statement of operations of $3 million and $7 million during the three and six months ended June 28, 2025, respectively, and a net loss on sale of $5 million and $14 million during the three and six months ended June 29, 2024, respectively. Loss on sale, net includes the sale of four locations and six locations, during the three and six months ended June 28, 2025, respectively, and the sale of 17 locations and 30 locations during the three and six months ended June 29, 2024, respectively, as well as adjustments in fair values during the periods. The Company will continue to evaluate the fair value of assets held for sale, which may result in additional net losses upon sale based on unfavorable market conditions or other economic factors in the future.
Note 6—Goodwill
As a result of the Company’s change to its reportable segments outlined in Note 4, the Company’s operating segments and reporting units also changed during the six months ended June 28, 2025. The Company performed quantitative impairment assessments of goodwill immediately prior to the change in reporting units and immediately after the change on its new reporting units. The Company used the relative fair value method to reallocate the goodwill to the associated reporting units impacted by the change in reporting units in the quarter.
In performing a quantitative test for impairment of goodwill, we primarily used the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of reporting units. Significant assumptions used by management in estimating fair value under the discounted cash flow model include revenue growth rates, long-term revenue growth rates, discount rates, EBITDA margins, capital expenditures, and tax rates. Other assumptions include operating expenses and overhead expenses. Assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied. No impairment charges were recorded during the six months ended June 28, 2025.
Changes in the carrying amount of goodwill resulting from the change in reportable segments for the six months ended June 28, 2025 are detailed below:

(in thousands)	Balance at December 28, 2024	Resegmentation allocation	Acquisitions	Foreign exchange	Balance at June 28, 2025
Maintenance	$482,446	$(482,446)	$—	$—	$—
Paint, Collision & Glass	584,086	(584,086)	—	—	—
Platform Services	138,998	(138,998)	—	—	—
Car Wash	197,526	—	—	29,660	227,186
Take 5	—	435,986	2,305	107	438,398
Franchise Brands	—	620,264	—	6,467	626,731
Corporate and Other	—	149,280	—	—	149,280
Total	$1,403,056	$—	$2,305	$36,234	$1,441,595

Note 7—Long-Term Debt
The Company’s long-term debt obligations consist of the following:

(in thousands)	June 28, 2025	December 28, 2024
Series 2019-1 Securitization Senior Notes, Class A-2	$273,676	$275,176
Series 2019-2 Securitization Senior Notes, Class A-2	252,883	254,258
Series 2020-1 Securitization Senior Notes, Class A-2	162,206	163,081
Series 2020-2 Securitization Senior Notes, Class A-2	419,298	421,548
Series 2021-1 Securitization Senior Notes, Class A-2	422,591	424,841
Series 2022-1 Securitization Senior Notes, Class A-2	346,331	348,156
Series 2024-1 Securitization Senior Notes, Class A-2	272,250	273,625
Term Loan Facility	59,750	353,750
Revolving Credit Facility	180,000	190,000
Other debt (a)	17,165	18,331
Total debt	2,406,150	2,722,766
Less: unamortized debt issuance costs	(29,426)	(34,226)
Less: current portion of long-term debt	(282,189)	(32,232)
Total long-term debt, net	$2,094,535	$2,656,308
(a)     Consists primarily of finance lease obligations.
2022-1 Securitization Senior Notes
In conjunction with the issuance of the 2022-1 Securitization Senior Notes, Driven Brands Funding, LLC (“the Issuer”) and Driven Brands Canada Funding Corporation (together “the Co-Issuers”) also issued Series 2022-1 Class A-1 Notes in the amount of $135 million, which can be accessed at the Co-Issuers’ option if certain conditions are met.
Series 2024-1 Variable Funding Securitization Senior Notes
In July 2024, the Co-Issuers issued Series 2024-1 Variable Funding Senior Notes, Class A-1 (the “2024 VFN”) in the revolving amount of $400 million. The 2024 VFN have a final legal maturity date in October 2054. The commitment under the 2024 VFN is set to expire in October 2029, with the option of two one-year extensions. The 2024 VFN are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Borrowings incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable margin. As of June 28, 2025, there were no amounts outstanding under the 2024 VFN and $26 million of outstanding letters of credit, which reduced the borrowing availability under the 2024 VFN.
Driven Holdings Revolving Credit Facility
In May 2021, Driven Holdings, LLC, (the “Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of Driven Brands Holdings Inc., entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (the “Revolving Credit Facility”), which provides for an aggregate amount of up to $300 million, and had a maturity date in May 2026 (the “Credit Agreement”). In February 2025, the Borrower entered into an amendment extending the Credit Agreement maturity date to February 2030, subject to a springing maturity in September 2028, in the event that (i) more than $100 million of the Company’s term loans are outstanding as of September 2028 and (ii) as of September 2028, the maturity date of such term loans has not been extended to a date that is after the latest revolving maturity date. Borrowings will incur interest at a rate equal to SOFR plus an applicable term adjustment between 2.00% and 2.25%. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.
There was $180 million outstanding on the Revolving Credit Facility as of June 28, 2025 with $65 million of borrowings and $75 million of repayments made during the six months ended June 28, 2025. As of June 28, 2025, there was $6 million of outstanding letters of credit, which reduced the borrowing availability under the Revolving Credit Facility.
Term Loan Facility
In December 2021, the Borrower amended the Credit Agreement to provide for a new term loan credit facility (the “Term Loan Facility”), which has an initial aggregate commitment of $500 million, with loans and other extensions of credit thereunder maturing in December 2028. The Company made repayments of $268 million during the second quarter of 2025, primarily from proceeds received through the sale of the U.S. Car Wash business.
The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of June 28, 2025, the Company and its subsidiaries were in material compliance with such covenants.
Note 8—Leases
During the six months ended June 28, 2025, the Company sold 12 maintenance properties and one non-U.S. car wash property for a total of $23 million. During the six months ended June 29, 2024, the Company sold eight maintenance properties for a total of $11 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements each have an initial term of 20 to 27 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $17 million and $17 million, respectively, as of June 28, 2025, and $8 million and $8 million, respectively, as of June 29, 2024 related to these lease arrangements. The Company recorded gains of $1 million and $2 million for the three and six months ended June 28, 2025, respectively, and gains of $3 million for the three and six months ended June 29, 2024, respectively.
Supplemental cash flow information related to the Company’s lease arrangements for the six months ended June 28, 2025 and June 29, 2024, respectively, was as follows:

	Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$52,820	$48,281
Operating cash flows used in finance leases	93	101
Financing cash flows used in finance leases	2,118	197
Note 9—Share-based Compensation
The Company granted new awards during the three months ended June 28, 2025, consisting of 306,947 restricted stock units (“RSUs”) and 397,615 performance stock units (“PSUs”). The Company granted new awards during the six months ended June 28, 2025 including 847,999 RSUs and 1,061,998 PSUs.
Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. The RSUs vest ratably each year on the anniversary date generally over a two-or three-year period. The PSUs vest after a three-year performance period. Generally, the number of PSUs that vest is contingent on the Company achieving certain award specific goals, typically a performance and market condition. The number of PSU shares that vest may range from 0% to 200% of the original grant, based upon the level of performance. Certain awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense. For both RSUs and PSUs, if the grantee’s continuous service terminates for any reason, the grantee shall forfeit all rights, title, and interest in any unvested units as of the termination date.
The fair value of the total RSUs, performance-based PSUs, and market-based PSUs granted during the three months ended June 28, 2025 was $5 million, $6 million, and $2 million, respectively. The fair value of the total RSUs, performance-based PSUs, and market-based PSUs granted during the six months ended June 28, 2025 was $14 million, $12 million, and $9 million, respectively. The Company based the fair value of the RSUs and performance-based PSUs on the Company’s stock price on the grant date.

The range of assumptions used for issued PSUs with a market condition valued using the Monte Carlo model were as follows:

Six Months Ended
	June 28, 2025	June 29, 2024
Annual dividend yield	—%	—%
Expected term (years)	2.5 - 2.8	2.6 - 2.8
Risk-free interest rate	3.82% - 3.89%	4.48% - 4.65%
Expected volatility	50.3% - 51.7%	49.2% - 51.1%
Correlation to the index peer group	37.4% - 41.4%	46.9% - 49.2%
The Company recorded $11 million and $23 million of share-based compensation expense during the three and six months ended June 28, 2025, respectively, and $11 million and $23 million during the three and six months ended June 29, 2024, respectively, within selling, general, and administrative expenses on the unaudited consolidated statements of operations.
Note 10—Earnings (Loss) Per Share
The Company calculates basic and diluted earnings (loss) per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic earnings (loss) per share:
Net income from continuing operations	$11,809	$37,217	$29,299	$48,769
Less: Net income attributable to participating securities, continuing operations	91	787	371	1,033
Net income after participating securities, continuing operations	11,718	36,430	28,928	47,736

Net income (loss) from discontinued operations, net of tax	35,755	(7,058)	23,771	(14,349)
Less: Net income (loss) attributable to participating securities, discontinued operations	274	(149)	301	(304)
Net income (loss) after participating securities, discontinued operations	35,481	(6,909)	23,470	(14,045)

Weighted-average common shares outstanding	162,833	159,795	161,701	159,713
Continuing operations	0.07	0.22	0.18	0.30
Discontinued operations	0.22	(0.04)	0.15	(0.09)
Net basic earnings per share	$0.29	$0.18	$0.33	$0.21

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Diluted earnings (loss) per share:
Net income from continuing operations	$11,809	$37,217	$29,299	$48,769
Less: Net income attributable to participating securities, continuing operations	27	148	68	195
Net income after participating securities, continuing operations	11,782	37,069	29,231	48,574

Net income (loss) from discontinued operations, net of tax	35,755	(7,058)	23,771	(14,349)
Less: Net income (loss) attributable to participating securities, discontinued operations	83	(28)	55	(57)
Net income (loss) after participating securities, discontinued operations	35,672	(7,030)	23,716	(14,292)

Weighted-average common shares outstanding	162,833	159,795	161,701	159,713
Dilutive effect of share-based awards	1,317	970	1,283	970
Weighted-average common shares outstanding, as adjusted	164,150	160,765	162,984	160,683
Continuing operations	0.07	0.22	0.18	0.30
Discontinued operations	0.22	(0.04)	0.15	(0.09)
Net diluted earnings per share	$0.29	$0.18	$0.33	$0.21
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers, which include non-forfeitable dividend rights.
The Company has performance awards that are contingent on performance conditions which have not yet been met and therefore were excluded from the computation of weighted average shares of 2,457,215 for the three and six months ended June 28, 2025 and 1,805,754 shares for the three and six months ended June 29, 2024.
The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three Months Ended		Six Months Ended
Number of securities (in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Restricted stock units	255	1,124	373	440
Stock Options	1,743	1,740	1,743	1,740
Total	1,998	2,864	2,116	2,180
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
Income tax expense was $7 million for the three months ended June 28, 2025 compared to $20 million for the three months ended June 29, 2024. The effective income tax rate for the three months ended June 28, 2025 was 37.7% compared to 35.4% for the three months ended June 29, 2024. The effective income tax rate differs from the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation, limitation on interest deduction in certain foreign jurisdictions, state taxes related to pre-tax income, and U.S. tax impacts of its foreign operations.

Income tax expense was $14 million for the six months ended June 28, 2025 compared to $29 million for the six months ended June 29, 2024. The effective income tax rate for the six months ended June 28, 2025 was 32.6% compared to 37.1% for the six months ended June 29, 2024. The effective income tax rate differs from the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation, limitation on interest deduction in certain foreign jurisdictions, state taxes related to pre-tax income, and U.S. tax impacts of its foreign operations.
The One Big Beautiful Bill Act was enacted on July 4, 2025 with several key tax provisions impacting businesses, including permanent reinstatement of 100 percent bonus depreciation for qualified property, modification of the business interest deduction limitation, and several core international tax provisions. The Company is currently evaluating the impact of these tax law changes on the effective tax rate, deferred tax assets and liabilities, and cash taxes payable. Any material effects will be reflected in the third quarter 2025 financial statements which is the period of enactment.
Note 12—Commitments and Contingencies
The Company is subject to various lawsuits, administrative proceedings, audits, and claims. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Management regularly assesses our insurance deductibles, analyzes litigation information with our attorneys, and evaluates our loss experience in connection with pending legal proceedings. The Company records its best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. When a loss is probable and there is a range of estimated loss with no best estimate within the range, the minimum estimated liability related to the lawsuit or claim is recorded. As additional information becomes available, the potential liability and revise our accruals is reassessed, if necessary. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates.
Genesee County Employees’ Retirement System v. Driven Brands Holdings Inc., et al. – On December 22, 2023, Genesee County Employees’ Retirement System filed a putative class action lawsuit in the U.S. District Court for the Western District of North Carolina (the “Court”) against the Company as well as CEO Jonathan Fitzpatrick and former CFO Tiffany Mason (the “Individual Defendants”) alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act by the Company, as well as violations of Section 20(a) of the Exchange Act by the Individual Defendants. The Court appointed Genesee County Employees’ Retirement System, Oakland County Employees’ Retirement System, and Oakland County Voluntary Employees’ Beneficiary Association (collectively the “Michigan Funds”), as lead plaintiffs on May 31, 2024. Then, the Michigan Funds filed an amended complaint on October 14, 2024, which the Company and the Individual Defendants subsequently moved to dismiss. The Court denied the motion to dismiss on February 20, 2025, and the Company and Individual Defendants moved on March 6, 2025 for reconsideration of the Court’s order or, in the alternative, requested that the Court certify its decision for interlocutory appeal. The Court has yet to rule on the motion. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
Terwilliger v. Fitzpatrick, et al. – On January 10, 2025, Daniel Terwilliger filed a purported derivative complaint in the United States District Court for the Western District of North Carolina against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Tiffany Mason, Neal Aronson, Catherine Halligan, Chadwick Hume, Rick Puckett, Karen Stroup, Peter Swinburn, Michael Thompson, and Jose Tomas (collectively, “Defendants”). The Terwilliger complaint makes largely the same allegations as those in Genessee Complaint, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) unjust enrichment; (iii) abuse of control; (iv) gross mismanagement; (v) waste of corporate assets; and (vi) violations of Sections 10(b) and 21D of the Exchange Act. On April 30 2025, the Court granted the Parties’ joint motion for a stay of proceedings, pending the completion of discovery in the underlying securities class action. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
Gaiman v. Fitzpatrick, et al. – On April 30, 2025, Jonathan Gaiman filed a purported derivative complaint in the United States District Court for the Western District of North Carolina against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Tiffany Mason, Neal Aronson, Catherine Halligan, Chadwick Hume, Rick Puckett, Karen Stroup, Peter Swinburn, Michael Thompson, and Jose Tomás. The Gaiman complaint makes largely the same allegations as those in the Genessee and Terwilliger complaints, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) aiding and abetting breaches of fiduciary duty; (iii) unjust enrichment; (iv) waste of corporate assets; (v) violations of Sections 10(b) and 21D of the Exchange Act; and (vi) violations of

Sections 14(a) and Rule 14a-9 of the Exchange Act. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
On May 20, 2025, the Court granted the Parties’ joint motion to consolidate the Gaiman action with the Terwilliger action and to stay the consolidated action pending the completion of discovery in the underlying securities class action.
Other than the matters described above, as of June 28, 2025, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

Note 13—Discontinued Operations
U.S. Car Wash Divestiture
On February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash (the “Buyer”) for an aggregate purchase price of $385 million, subject to customary adjustments for cash, indebtedness, working capital, and transaction expenses. Under the terms of the agreement, the Buyer agreed to pay the Company $255 million in cash and deliver to the Company an interest-bearing seller note (“Seller Note Receivable”) evidencing a loan in the initial principal amount of $130 million, subject to customary adjustments.
On April 10, 2025, we received net cash proceeds of $252 million and consummated the Seller Note Receivable resulting in a net gain on sale of $37 million. The net gain includes $12 million of income tax expense and $3 million of transaction costs.
This divestiture qualified as discontinued operations as of February 24, 2025 as it represented a strategic shift relating to our car wash footprint and services offered within the U.S. and has a major effect on our consolidated results of operations. Accordingly, the results of operations for the U.S. Car Wash disposal group and certain transaction related costs have been classified as discontinued operations within the unaudited consolidated statement of operations. Results outlined below were historically reflected within the Car Wash Segment within our previously filed financial statements, prior to the Company resegmenting in the current year.
In conjunction with the sale of the U.S. Car Wash business, we entered into a Transition Services Agreement (“TSA”) to provide certain support services for up to 12 months or less from the closing date of the sale. These services include, among others, accounting, information technology, treasury, human resources, and marketing services. The Company recognized less than $1 million of other income during the three and six months ended June 28, 2025 relating to the TSA. In addition, the Company entered into an Employee Services Leasing Agreement (“ESLA”) outlining certain U.S. Car Wash operational employees may be leased from the date of sale through December 31, 2025. Costs associated with the ESLA have been and will continue to be reimbursed by the Buyer. The Company recognized $1 million relating to services associated with the ESLA.
Financial Information of Discontinued Operations
The following table summarizes the results of operations of the U.S. Car Wash business that are being reported as discontinued operations within the unaudited consolidated statement of operations:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenue:
Company-operated store sales	$8,432	$92,764	101,840	182,991
Supply and other revenue	—	6	165	13
Total net revenue	8,432	92,770	102,005	183,004
Operating Expenses:
Company-operated store expenses	8,167	75,498	84,050	148,208
Supply and other expenses	345	18	704	18
Selling, general, and administrative expenses	1,825	15,012	32,200	29,987
Depreciation and amortization	23	11,809	2,226	23,922
Total operating expenses	10,360	102,337	119,180	202,135
Operating loss	(1,928)	(9,567)	(17,175)	(19,131)
Other expenses, net:
Interest expense, net	2	(20)	7	1
Loss before taxes from discontinued operations	(1,930)	(9,547)	(17,182)	(19,132)
Income tax benefit	(318)	(2,489)	(3,586)	(4,783)
Net loss from discontinued operations	$(1,612)	$(7,058)	$(13,596)	$(14,349)

The following tables summarizes the U.S. Car Wash business assets and liabilities classified as discontinued operations within the unaudited consolidated balance sheets:

(in thousands)	June 28, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$—	$20,381
Accounts and notes receivable, net	—	1,955
Inventory	—	988
Prepaid and other assets	—	3,842
Assets held for sale	—	56,681
Total current assets of discontinued operations	—	83,847
Property and equipment, net	—	312,663
Operating lease right-of-use assets	—	845,913
Total assets of discontinued operations	$—	$1,242,423
Liabilities
Current liabilities:
Accounts payable	$—	$9,417
Accrued expenses and other liabilities	—	60,244
Current portion of long-term debt	—	955
Total current liabilities of discontinued operations	—	70,616
Long-term debt	—	4,047
Operating lease liabilities	—	811,751
Long-term accrued expenses and other liabilities	—	7,314
Total liabilities of discontinued operations	$—	$893,728
Assets held for sale in the table above represent properties purchased by the Buyer that were initially marketed separately from the sale of the U.S. Car Wash business.

The cash flows related to discontinued operations have not been segregated and are included within the unaudited statement of cash flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024
Depreciation and amortization	$2,226	$23,922
Capital expenditures	2,948	20,795
Loss on sale or disposal of assets	8,187	8,532
Note 14—Subsequent Events
In July 2025, the Company sold the Seller Note Receivable for $113 million. Net proceeds were utilized to repay the outstanding balance of $46 million on the Term Loan Facility and $65 million on the Revolving Credit Facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands,” “the Company,” “we,” “us,” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this Quarterly Report. We operate on a 52-or 53-week fiscal year, which ends on the last Saturday in December. The three and six months ended June 28, 2025 and June 29, 2024 were both 13 and 26 week periods, respectively.
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 4,800 locations across 49 states in the U.S. and 13 other countries. Our scaled, diversified platform fulfills an extensive range of core retail and commercial automotive needs, including paint, collision, glass, and repair services, as well as a variety of more frequent services, such as oil changes and car washes. We have continued to grow our base of consistent recurring revenue through same store sales and adding new franchised and company-operated stores. Driven Brands generated net revenue of approximately $551 million and $1.1 billion during the three and six months ended June 28, 2025, respectively, an increase of 6% and 7% compared to the prior year period, and system-wide sales of approximately $1.6 billion and $3.2 billion during the three and six months ended June 28, 2025, respectively, an increase of 3% and 3% compared to the prior year period.
While we have achieved same store sales growth for 18 consecutive quarters, which we attribute to our diversified customer base and service offerings, we have experienced and expect to continue experiencing softening demand across several of our segments, primarily as a result of tariffs, inflationary pressures, increased competition, industry and macroeconomic dynamics, and negative weather patterns.
Resegmentation
In the first quarter of 2025, the Company reorganized its operating segments to simplify the reporting structure, align with the Company’s current business model, and increase transparency for our investors, which resulted in a change to the reportable segments. As a result, the Company has the following reportable segments: Take 5, Franchise Brands, and Car Wash. Prior period information has been recast to reflect the current reportable segments.
Discontinued Operations
As previously disclosed in the Company’s 2024 Form 10-K, on February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash (the “Buyer”) for an aggregate purchase price of $385 million, subject to customary adjustments. Under the terms of the agreement, the Buyer agreed to pay the Company $255 million in cash and deliver to the Company an interest-bearing seller note (“Seller Note Receivable”) evidencing a loan of $130 million. The transaction was completed on April 10, 2025. In July 2025, the Company sold the Seller Note Receivable for $113 million.
The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods. Unless otherwise noted, the discussion throughout Part I Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, including the various metrics cited, excludes the U.S. Car Wash business and pertains only to our continuing operations. For information on discontinued operations, refer to Note 2 and Note 13 to our consolidated financial statements.
Q2 2025 Three Months Ended Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Net revenue increased 6% to $551 million, driven by company-operated store sales, primarily due to net new store growth and same store sales growth within our Take 5 segment and independently-operated store sales due to same store sales growth within our Car Wash segment. These increases were partially offset by the absence of supply and other revenue relating to the sale of our Canadian distribution business in the third quarter of 2024 and decreased same store sales within our Franchise Brands segment.
•Consolidated same store sales increased 1.7%.
•The Company added 52 net new stores during the quarter.
•Net income from continuing operations decreased 68% to $12 million or $0.07 per diluted share. The change primarily related to same store sales growth, predominately within the Take 5 and Car Wash segments and net new store growth within the Take 5 segment, partially offset by negative same store sales growth within the Franchise Brands segment and higher selling, general, and administrative costs reflective of the Company’s growth. In addition, increased losses relating to the Seller Note Receivable, sale or disposal of fixed assets, and the absence of earnings relating to the sale of our Canadian distribution business in the third quarter of 2024, partially offset by a positive impact from foreign exchange more than offset increases to our Net income from continuing operations delivered by our underlying business.
•Adjusted Net Income (non-GAAP) decreased 2% to $59 million or $0.36 per diluted share. The change primarily related to same store sales growth, predominantly within the Take 5 and Car Wash segments, and net new store growth within the Take 5 segment. This increase was partially offset by negative same store sales growth within the Franchise Brands segment as well as increased selling, general, and administrative costs reflective of the Company’s growth. In addition, the absence of Adjusted Net Income relating to the sale of our Canadian distribution business in the third quarter of 2024 and decreased interest expense more than offset increases to our Adjusted Net Income from continuing operations delivered by our underlying business.
•Adjusted EBITDA (non-GAAP) remained flat period over period at $143 million. The factors impacting adjusted EBITDA primarily related to same store sales growth, predominantly within the Take 5 and Car Wash segments, and net new store growth within the Take 5 segment. This increase was partially offset by negative same store sales growth within the Franchise Brands segment as well as increased selling, general, and administrative costs reflective of the Company’s growth. In addition, the absence of Adjusted Net Income relating to the sale of our Canadian distribution business in the third quarter of 2024 more than offset increases to our Adjusted Net Income from continuing operations delivered by our underlying business.
Q2 2025 Six Months Ended Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
•Net revenue increased 7% to $1,067 million, driven by company-operated store sales, primarily due to net new store growth and same store sales growth within our Take 5 segment, and independently-operated store sales due to same store sales growth within our Car Wash segment. These increases were partially offset by the absence of supply and other revenue relating to the sale of our Canadian distribution business in the third quarter of 2024 and decreased same store sales within our Franchise Brands segment.
•Consolidated same store sales increased by 1.2%.
•The Company added 184 net new stores during the trailing twelve months.
•Net income from continuing operations decreased 40% to $29 million or $0.18 per diluted share. The change primarily related to same store sales growth, predominately within the Take 5 and Car Wash segments and net new store growth within the Take 5 segment, partially offset by negative same store sales growth within the Franchise Brands segment and higher selling, general, and administrative costs reflective of the Company’s growth. In addition, increased losses relating to the Seller Note Receivable, sale or disposal of fixed assets, and the absence of earnings relating to the sale of our Canadian distribution business in the third quarter of 2024, partially offset by a positive impact from foreign exchange more than offset increases to our Net income from continuing operations delivered by our underlying business.
•Adjusted Net Income (non-GAAP) increased 3% to $103 million or $0.63 per diluted share. The increase primarily related to same store sales growth, primarily within the Take 5 and Car Wash segments, and net new store growth within the Take 5 segment. This increase was partially offset by negative same store sales growth within the Franchise Brands segment as well as increased selling, general, and administrative costs reflective of the Company’s growth. In addition, the absence of Adjusted Net Income relating to the sale of our Canadian distribution business in the third quarter of 2024 and decreased interest expense partially offset increases to our Adjusted Net Income from continuing operations delivered by our underlying business.
•Adjusted EBITDA (non-GAAP) increased 1% to $268 million. The increase primarily related to same store sales growth, predominantly within the Take 5 and Car Wash segments, and net new store growth within the Take 5 segment. This increase was partially offset by negative same store sales growth within the Franchise Brands segment as well as increased selling, general, and administrative costs reflective of the Company’s growth. In addition, the absence of Adjusted Net Income relating to the sale of our Canadian distribution business in the third quarter of 2024 partially offset increases to our Adjusted Net Income from continuing operations delivered by our underlying business.

Key Performance Indicators
Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales — System-wide sales represent the total of net sales for our franchised, independently-operated, and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance, and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from continuing operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores.
Store count — Store count reflects the number of franchised, independently-operated, and company-operated stores open at the end of the reporting period. Management reviews the number of new, closed, acquired, and divested stores to assess net unit growth and drivers of trends in system-wide sales, franchise royalties and fees revenue, company-operated store sales, and independently-operated store sales.
Same store sales — Same store sales reflect the change in sales year-over-year for the same store base. We define the same store base to include all franchised, independently-operated, and company-operated stores open for comparable weeks during the given fiscal period in both the current and prior year, which may be different from how others define similar terms. This measure highlights the performance of existing stores, while excluding the impact of new store openings and closures and acquisitions and divestitures.
Adjusted EBITDA — We define Adjusted EBITDA as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 4 in our consolidated financial statements for a reconciliation of reportable segment Adjusted EBITDA to income from continuing operations before taxes for the three and six months ended June 28, 2025 and June 29, 2024.

The following table sets forth our key performance indicators for the three and six months ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Six Months Ended
(in thousands, except store count or as otherwise noted)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
System-Wide Sales
System-Wide Sales:
Take 5	$406,568	$346,831	$794,056	$673,258
Franchise Brands	1,075,236	1,102,966	2,108,602	2,177,507
Car Wash	71,791	60,280	138,431	113,327
Corporate and Other	71,177	65,965	130,516	124,854
Total	$1,624,772	$1,576,042	$3,171,605	$3,088,946
System-Wide Sales by Business Model:
Franchised Stores	$1,219,701	$1,213,845	$2,385,763	$2,389,473
Company-Operated Stores	333,280	301,917	647,411	586,146
Independently-Operated Stores	71,791	60,280	138,431	113,327
Total	$1,624,772	$1,576,042	$3,171,605	$3,088,946
Store Count
Store Count:
Take 5	1,244	1,075	1,244	1,075
Franchise Brands	2,673	2,650	2,673	2,650
Car Wash	718	720	718	720
Corporate and Other	214	220	214	220
Total	4,849	4,665	4,849	4,665
Store Count by Business Model:
Franchised Stores	3,145	3,035	3,145	3,035
Company-Operated Stores	986	910	986	910
Independently-Operated Stores	718	720	718	720
Total	4,849	4,665	4,849	4,665
Same Store Sales % by segment
Take 5	6.6%	5.7%	7.3%	6.2%
Franchise Brands	(1.5%)	0.8%	(2.2%)	1.0%
Car Wash	19.4%	(1.8%)	22.6%	(0.8%)
Total consolidated	1.7%	0.9%	1.2%	1.2%
Adjusted EBITDA by segment
Take 5	$108,153	$98,408	$209,071	$187,296
Franchise Brands	45,443	54,204	89,826	101,793
Car Wash	27,297	22,215	51,685	40,200
Adjusted EBITDA margin by segment
Take 5	35.6%	37.1%	35.0%	36.0%
Franchise Brands	60.9%	66.9%	61.4%	64.7%
Car Wash	37.2%	36.0%	36.6%	34.6%
Total consolidated	26.0%	27.6%	25.1%	26.6%

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
Adjusted Net Income/Adjusted Earnings per Share — We define Adjusted Net Income as net income from continuing operations calculated in accordance with GAAP, adjusted for acquisition related costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges, amortization related to acquired intangible assets, and the tax effect of the adjustments. Adjusted Earnings Per Share is calculated by dividing Adjusted Net Income by the weighted average shares outstanding. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.
The following table provides a reconciliation of Net Income from continuing operations to Adjusted Net Income and Adjusted Earnings per Share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income from continuing operations	$11,809	$37,217	$29,299	$48,769
Adjustments:
Acquisition related costs(a)	983	264	998	1,965
Non-core items and project costs, net(b)	8,969	5,031	14,213	9,742
Cloud computing amortization(c)	7,255	1,069	9,136	2,414
Share-based compensation expense(d)	11,290	10,982	23,078	22,843
Foreign currency transaction (gain) loss, net(e)	(12,197)	681	(11,987)	5,002
Asset sale leaseback (gain) loss, net, impairment, notes receivable loss, and closed store expenses(f)	41,727	3,201	53,480	7,177
Amortization related to acquired intangible assets(g)	4,528	5,923	9,187	12,338
Valuation allowance for deferred tax asset(h)	2,135	121	2,434	1,255
Adjusted net income before tax impact of adjustments	76,499	64,489	129,838	111,505
Tax impact of adjustments(i)	(17,359)	(4,111)	(26,519)	(11,115)
Adjusted net income from continuing operations	$59,140	$60,378	$103,319	$100,390

Basic earnings per share from continuing operations	$0.07	$0.22	$0.18	$0.30
Diluted earnings per share from continuing operations	$0.07	$0.22	$0.18	$0.30

Adjusted basic earnings per share from continuing operations	$0.36	$0.37	$0.63	$0.62
Adjusted diluted earnings per share from continuing operations	$0.36	$0.37	$0.63	$0.62

Weighted average shares outstanding
Basic	162,833	159,795	161,701	159,713
Diluted	164,150	160,765	162,984	160,683

Adjusted EBITDA — We define Adjusted EBITDA as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.

The following table provides a reconciliation of Net income from continuing operations to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income from continuing operations	$11,809	$37,217	$29,299	$48,769
Income tax expense	7,141	20,360	14,172	28,818
Interest expense, net	31,359	31,816	67,893	75,567
Depreciation and amortization	34,903	32,824	68,055	63,940
EBITDA	85,212	122,217	179,419	217,094
Acquisition related costs(a)	983	264	998	1,965
Non-core items and project costs, net(b)	8,969	5,031	14,213	9,742
Cloud computing amortization(c)	7,255	1,069	9,136	2,414
Share-based compensation expense(d)	11,290	10,982	23,078	22,843
Foreign currency transaction (gain) loss, net(e)	(12,197)	681	(11,987)	5,002
Asset sale leaseback (gain) loss, net, impairment, notes receivable loss, and closed store expenses(f)	41,727	3,201	53,480	7,177
Adjusted EBITDA	$143,239	$143,445	$268,337	$266,237
(a) Consists of acquisition costs as reflected within the consolidated statements of operations, including legal, consulting and other fees, and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. As acquisitions occur in the future we expect to incur similar costs and, under U.S. GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
(b)     Consists of discrete items and project costs, including third-party professional costs associated with strategic transformation initiatives as well as non-recurring payroll-related costs.
(c) Includes non-cash amortization expenses relating to cloud computing arrangements.
(d)     Represents non-cash share-based compensation expense.
(e)    Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans as well as gains and losses on cross currency swaps and forward contracts.
(f)     Consists of the following items (i) (gains) losses, net on sale leasebacks, disposal of assets, or sale of business; (ii) net losses (gains) on sale for assets held for sale; (iii) impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates; and (iv) unrealized loss on fair value of the Seller Note Receivable.
(g)    Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statement of operations.
(h) Represents valuation allowances on income tax carryforwards in certain domestic jurisdictions that are not more likely than not to be realized.
(i)     Represents the tax impact of adjustments associated with the reconciling items between net income from continuing operations and Adjusted Net Income, excluding the provision for uncertain tax positions and valuation allowance for certain deferred tax assets. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 36% depending upon the tax attributes of each adjustment and the applicable jurisdiction.

Results of Operations for the Three Months Ended June 28, 2025 Compared to the Three Months Ended June 29, 2024
Net Income From Continuing Operations
We recognized net income from continuing operations of $12 million, or $0.07 per diluted share, for the three months ended June 28, 2025 compared to $37 million, or $0.22 per diluted share, for the three months ended June 29, 2024. The decrease of approximately $25 million was primarily due to the following:
•losses on the sale or disposal of fixed assets;
•unrealized loss on fair value of the Seller Note Receivable;
•higher selling, general, and administrative costs reflective of the Company’s growth;
•the absence of earnings relating to the sale of our Canadian distribution business in the third quarter of 2024; and
•negative same store sales within the Franchise Brands segment.
These factors were partially offset by:
•same store sales growth, predominantly within the Take 5 and Car Wash segments;
•net new store growth, primarily within the Take 5 segment; and
•a positive impact from foreign exchange.
Adjusted Net Income
Adjusted Net Income was $59 million, or $0.36 per diluted share, for the three months ended June 28, 2025 compared to $60 million, or $0.37 per diluted share, for the three months ended June 29, 2024. The decrease of approximately $1 million was primarily due to the following:
•higher selling, general, and administrative costs reflective of the Company’s growth; and
•the absence of Adjusted Net Income relating to the sale of our Canadian distribution business in the third quarter of 2024.
These factors were partially offset by:
•same store sales growth, predominantly within the Take 5 and Car Wash segments; and
•net new store growth, primarily within the Take 5 segment.
Adjusted EBITDA
Adjusted EBITDA remained flat period over period at $143 million. Changes in factors contributing to Adjusted EBITDA were primarily:
•higher selling, general, and administrative costs reflective of the Company’s growth; and
•the absence of Adjusted EBITDA relating to the sale of our Canadian distribution business in the third quarter of 2024.
These factors were offset by:
•same store sales growth, predominantly within the Take 5 and Car Wash segments; and
•net new store growth, primarily within the Take 5 segment.

To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of operations. Certain percentages presented in this section have been rounded, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Three Months Ended
(in thousands)	June 28, 2025	% of Net Revenues	June 29, 2024	% of Net Revenues
Franchise royalties and fees	$49,180	8.9%	$50,029	9.6%
Company-operated store sales	333,280	60.5%	301,917	58.3%
Independently-operated store sales	71,791	13.0%	60,280	11.6%
Advertising fund contributions	27,041	4.9%	24,911	4.8%
Supply and other revenue	69,696	12.7%	81,659	15.7%
Total net revenue	$550,988	100.0%	$518,796	100.0%
Franchise Royalties and Fees
Franchise royalties and fees decreased by less than $1 million, or 2%, primarily due to lower Franchise Brands franchised stores system-wide sales of $27 million, or 2%, due to reduced volume, partially offset by an increase in Take 5 franchised stores system-wide sales of $33 million, or 29%, driven by same store sales growth and 86 net new franchised stores.
Company-Operated Store Sales
Company-operated store sales increased $31 million, or 10%, of which $27 million related to Take 5. The increase was primarily due to same store sales growth and 83 net new Take 5 company-operated stores.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) increased by $12 million, or 19%, primarily due to same store sales growth as a result of increased volume and improved price realization.
Advertising Fund Contribution
Advertising fund contributions increased $2 million, or 9%, due to franchise system-wide sales mix. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue decreased $12 million, or 15%, primarily due to the inclusion of $18 million of supply and other revenue from our Canadian distribution business in the three months ended June 29, 2024 compared to no revenue in the current quarter as a result of the sale of that business in the third quarter of 2024. The decrease was also due to a decrease in supply revenue within Franchise Brands due to lower volume, partially offset by increased supply revenue within Take 5.

Operating Expenses

	Three Months Ended
(in thousands)	June 28, 2025	% of Net Revenues	June 29, 2024	% of Net Revenues
Company-operated store expenses	$190,396	34.6%	$178,677	34.4%
Independently-operated store expenses	38,060	6.9%	31,956	6.2%
Advertising fund expenses	27,040	4.9%	24,911	4.8%
Supply and other expenses	39,359	7.1%	40,536	7.8%
Selling, general, and administrative expenses	183,118	33.2%	119,818	23.1%
Depreciation and amortization	34,903	6.3%	32,824	6.3%
Total operating expenses	$512,876	93.1%	$428,722	82.6%
Company-Operated Store Expenses
Company-operated store expenses increased $12 million, or 7%, primarily due to variable costs associated with increased Take 5 company-operated store sales in the current period as well as store related costs associated with 76 net new company-operated stores in the current period compared to the prior year period.
Independently-Operated Store Expenses
Independently-operated store expenses (comprised entirely of expenses from the international car wash locations) increased $6 million, or 19%, primarily related to variable costs associated with the increase in sales.
Advertising Fund Expenses
Advertising fund expenses increased $2 million, or 9%, which is commensurate to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses decreased $1 million, or 3%, primarily due to the inclusion of $11 million of supply and other expenses from our Canadian distribution business in the three months ended June 29, 2024 compared to no expense in the current quarter as a result of the sale of that business in the third quarter of 2024 and decreased supply revenue within Franchise Brands, partially offset by costs associated with the increased Take 5 supply revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $63 million, or 53%, primarily due to losses on the sale or disposal of fixed assets, unrealized loss on fair value of the Seller Note Receivable, increased payroll and employee benefit costs, marketing expenses, and third-party professional fees.
Depreciation and Amortization
Depreciation and amortization expense increased $2 million, or 6%, primarily relating to 76 net new company-operated stores in the current period compared to the prior year period.
Interest Expense, Net

	Three Months Ended
(in thousands)	June 28, 2025	% of Net Revenues	June 29, 2024	% of Net Revenues
Interest expense, net	$31,359	5.7%	$31,816	6.1%
Interest expense, net remained flat, primarily due to decreased borrowings on the Revolving Credit Facility and Term Loan Facility in the current period, partially offset by increased interest rates associated with the Series 2024-1 Securitization Senior Notes issued during the third quarter of 2024.

Foreign Currency Transaction (Gain) Loss, Net

	Three Months Ended
(in thousands)	June 28, 2025	% of Net Revenues	June 29, 2024	% of Net Revenues
Foreign currency transaction (gain) loss, net	$(12,197)	(2.2%)	$681	0.1%
The foreign currency transaction gain for the three months ended June 28, 2025 was primarily comprised of $17 million on transaction gains in our foreign operations, partially offset by a loss on foreign currency hedges of $5 million. The foreign currency transaction gain for the three months ended June 29, 2024 was primarily comprised of transaction losses in our foreign operations of over $2 million, partially offset by a gain of less than $2 million on foreign currency hedges.
Income Tax Expense

	Three Months Ended
(in thousands)	June 28, 2025	% of Net Revenues	June 29, 2024	% of Net Revenues
Income tax expense	$7,141	1.3%	$20,360	3.9%
The effective income tax rate for the three months ended June 28, 2025 was 37.7% compared to 35.4% for the three months ended June 29, 2024. The effective income tax rate differs from the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation, limitation on interest deduction in certain foreign jurisdictions, state taxes related to pre-tax income, and U.S. tax impacts of its foreign operations.
Results of Operations for the Six Months Ended June 28, 2025 Compared to the Six Months Ended June 29, 2024
Net Income From Continuing Operations
We recognized net income from continuing operations of $29 million, or $0.18 per diluted share, for the six months ended June 28, 2025, compared to $49 million, or $0.30 per diluted share, for the six months ended June 29, 2024. The decrease of approximately $20 million was primarily due to the following:
•losses on the sale or disposal of fixed assets;
•unrealized loss on fair value of the Seller Note Receivable;
•higher selling, general, and administrative costs reflective of the Company’s growth; and
•the absence of earnings relating to the sale of our Canadian distribution business in the third quarter of 2024.
These factors were partially offset by:
•same store sales growth, predominantly within the Take 5 and Car Wash segments;
•net new store growth, primarily within the Take 5 segment;
•a positive impact from foreign exchange; and
•decreased interest expense.
Adjusted Net Income
Adjusted Net Income was $103 million for the six months ended June 28, 2025 compared to $100 million for the six months ended June 29, 2024. This increase of approximately $3 million was primarily due to the following:
•same store sales growth, predominantly within the Take 5 and Car Wash segments;
•net new store growth, primarily within the Take 5 segment; and
•decreased interest expense.
These factors were partially offset by:
•higher selling, general, and administrative costs reflective of the Company’s growth; and
•the absence of Adjusted Net Income relating to the sale of our Canadian distribution business in the third quarter of 2024.

Adjusted EBITDA
Adjusted EBITDA was $268 million for the six months ended June 28, 2025 compared to $266 million for the six months ended June 29, 2024. The increase of approximately $2 million was primarily due to:
•same store sales growth, predominantly within the Take 5 and Car Wash segments; and
•net new store growth, primarily within the Take 5 segment.
These factors were partially offset by:
•higher selling, general, and administrative costs reflective of the Company’s growth; and
•the absence of Adjusted EBITDA relating to the sale of our Canadian distribution business in the third quarter of 2024.
To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Certain percentages presented have been rounded to the nearest number, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Six Months Ended
(in thousands)	June 28, 2025	% of Net Revenues	June 29, 2024	% of Net Revenues
Franchise royalties and fees	$93,890	8.8%	$95,074	9.5%
Company-operated store sales	647,411	60.6%	586,146	58.6%
Independently-operated store sales	138,431	13.0%	113,327	11.3%
Advertising fund contributions	52,366	4.9%	48,981	4.9%
Supply and other revenue	135,053	12.7%	157,260	15.7%
Total net revenue	$1,067,151	100.0%	$1,000,788	100.0%
Franchise Royalties and Fees
Franchise royalties and fees decreased $1 million, or 1%, primarily due to a decrease in franchised stores system-wide sales of $4 million. The decrease in franchised stores system-wide sales primarily related to lower franchised stores system-wide sales in Franchise Brands of $68 million, or 3%, driven by reduced volume, partially offset by an increase in Take 5 system-wide sales of $64 million, or 29%, driven by same store sales growth and 86 net new franchised stores.
Company-Operated Store Sales
Company-operated store sales increased $61 million, or 10%, of which $57 million related to an increase in Take 5. The increase was primarily due to same store sales growth and 83 net new Take 5 company-operated stores.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the international car wash locations) increased $25 million, or 22%, primarily due to same store sales growth as a result of increased volume and improved price realization.
Advertising Fund Contribution
Advertising fund contributions increased by $3 million, or 7%, primarily due to changes in the mix of system-wide sales among franchised brands. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of the franchisee’s gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue decreased $22 million, or 14%, primarily due to the inclusion of $33 million of supply and other revenue from our Canadian distribution business in the six months ended June 29, 2024 compared to no revenue in the current quarter as a result of the sale of that business in the third quarter of 2024 as well as decreased supply revenue within Franchise Brands due to lower volume, partially offset by increased supply revenue within Take 5.

Operating Expenses

	Six Months Ended
(in thousands)	June 28, 2025	% of Net Revenues	June 29, 2024	% of Net Revenues
Company-operated store expenses	$372,262	34.9%	$348,019	34.8%
Independently-operated store expenses	74,535	7.0%	61,311	6.1%
Advertising fund expenses	52,365	4.9%	48,981	4.9%
Supply and other expenses	74,387	7.0%	76,752	7.7%
Selling, general, and administrative expenses	326,170	30.6%	243,629	24.3%
Depreciation and amortization	68,055	6.4%	63,940	6.4%
Total operating expenses	$967,774	90.7%	$842,632	84.2%
Company-Operated Store Expenses
Company-operated store expenses increased $24 million, or 7%, primarily due to variable costs associated with increased Take 5 company-operated store sales in the current period as well as store related costs associated with 76 net new company-operated stores in the current period compared to the prior year period.
Independently-Operated Store Expenses
Independently-operated store expenses (comprised entirely of expenses from the international car wash locations) increased $13 million, or 22%, primarily related to variable costs associated with the increase in sales.
Advertising Fund Expenses
Advertising fund expenses increased by $3 million, or 7%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses decreased $2 million, or 3%, primarily due to the inclusion of $22 million of supply and other expenses from our Canadian distribution business in the six months ended June 29, 2024 compared to no expense in the current quarter as a result of the sale of that business in the third quarter of 2024 and decreased supply revenue within Franchise Brands, partially offset by costs associated with the increased Take 5 supply revenue.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $83 million, or 34%, primarily due to losses on the sale or disposal of fixed assets, unrealized loss on fair value of the Seller Note Receivable, increased payroll and employee benefit costs, marketing expenses, and third-party professional fees.
Depreciation and Amortization
Depreciation and amortization expense increased $4 million, or 6%, primarily due to 76 net new company-operated stores in the current year compared to the prior year.
Interest Expense, Net

	Six Months Ended
(in thousands)	June 28, 2025	% of Net Revenues	June 29, 2024	% of Net Revenues
Interest expense, net	$67,893	6.4%	$75,567	7.6%
Interest expense, net decreased $8 million, or 10%, primarily due to decreased borrowings on the Revolving Credit Facility and Term Loan Facility in the current period, partially offset by increased interest rates associated with the Series 2024-1 Securitization Senior Notes issued during the third quarter of 2024.

Foreign Currency Transactions (Gain) Loss, Net

	Six Months Ended
(in thousands)	June 28, 2025	% of Net Revenues	June 29, 2024	% of Net Revenues
Foreign currency transaction (gain) loss, net	$(11,987)	(1.1%)	$5,002	0.5%
The foreign currency transaction gain for the six months ended June 28, 2025 was primarily comprised transaction gains of $18 million in our foreign operations, partially offset by a loss on foreign currency hedges of $6 million. The foreign currency transaction loss for the six months ended June 29, 2024 was primarily comprised of transaction losses in our foreign operations of $10 million, partially offset by a gain on foreign currency hedges of $5 million.
Income Tax Expense

	Six Months Ended
(in thousands)	June 28, 2025	% of Net Revenues	June 29, 2024	% of Net Revenues
Income tax expense	$14,172	1.3%	$28,818	2.9%
The effective tax rate for the six months ended June 28, 2025 was 32.6% compared to 37.1% for the six months ended June 29, 2024. The effective income tax rate differs from the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation, limitation on interest deduction in certain foreign jurisdictions, state taxes related to pre-tax income, and U.S. tax impacts of its foreign operations.

Segment Results of Operations for the Three Months Ended June 28, 2025 Compared to the Three Months Ended June 29, 2024
We assess the performance of our segments based on Adjusted EBITDA, which is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, store closure costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, foreign currency, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Take 5

	Three Months Ended		2025	2024
(in thousands, unless otherwise noted)	June 28, 2025	June 29, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Net revenue
Franchise royalties and fees	$9,547	$6,327	3.1%	2.4%
Company-operated store sales	257,449	230,809	84.7%	87.0%
Supply and other revenue	37,228	28,148	12.2%	10.6%
Total net revenue	$304,224	$265,284	100.0%	100.0%
Adjusted EBITDA	$108,153	$98,408	35.6%	37.1%

System-Wide Sales			Change
Franchised stores	$149,119	$116,022	$33,097	28.5%
Company-operated stores	257,449	230,809	26,640	11.5%
Total system-wide sales	$406,568	$346,831	$59,737	17.2%

Store Count (in whole numbers)			Change
Franchised stores	485	399	86	21.6%
Company-operated stores	759	676	83	12.3%
Total store count	1,244	1,075	169	15.7%
Same Store Sales %	6.6%	5.7%

Take 5 net revenue increased $39 million, or 15%, driven primarily by a $27 million increase in company-operated store sales from same store sales growth and 83 net new company-operated stores. Supply and other revenue increased by $9 million, or 32%, primarily due to higher system-wide sales. Franchise royalties and fees increased by $3 million, or 51%, primarily due to a $33 million, or 29%, increase in franchised stores system-wide sales due to same store sales growth and 86 net new franchised stores.

Take 5 Adjusted EBITDA increased $10 million, or 10%, primarily due to net new store growth and same store sales growth, partially offset by variable costs associated with the increased company-operated store sales and store related costs associated with 83 net new company-operated stores in the current period compared to the prior year period.

Franchise Brands

	Three Months Ended		2025	2024
(in thousands, unless otherwise noted)	June 28, 2025	June 29, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Net revenue
Franchise royalties and fees	$39,633	$43,702	53.2%	54.0%
Company-operated store sales	4,654	5,143	6.2%	6.3%
Supply and other revenue	30,321	32,177	40.6%	39.7%
Total net revenue	$74,608	$81,022	100.0%	100.0%
Adjusted EBITDA	$45,443	$54,204	60.9%	66.9%

System-Wide Sales			Change
Franchised stores	$1,070,582	$1,097,823	$(27,241)	(2.5%)
Company-operated stores	4,654	5,143	(489)	(9.5%)
Total system-wide sales	$1,075,236	$1,102,966	$(27,730)	(2.5%)

Store Count (in whole numbers)			Change
Franchised stores	2,660	2,636	24	0.9%
Company-operated stores	13	14	(1)	(7.1%)
Total store count	2,673	2,650	23	0.9%
Same Store Sales %	(1.5%)	0.8%
Franchise Brands net revenue decreased $6 million, or 8%, driven by a decrease in franchised stores system-wide sales of $27 million, or 2.5%, primarily driven by lower volume in the current period.
Franchise Brands Adjusted EBITDA decreased $9 million, or 16%, primarily due to negative same store sales growth predominantly due to lower volume in the current period.

Car Wash

	Three Months Ended		2025	2024
(in thousands, unless otherwise noted)	June 28, 2025	June 29, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Net revenue
Independently-operated store sales	71,791	60,280	97.8%	97.7%
Supply and other revenue	1,579	1,406	2.2%	2.3%
Total net revenue	$73,370	$61,686	100.0%	100.0%
Adjusted EBITDA	$27,297	$22,215	37.2%	36.0%

System-Wide Sales			Change
Independently-operated stores	71,791	60,280	11,511	19.1%
Total system-wide sales	$71,791	$60,280	$11,511	19.1%

Store Count (in whole numbers)			Change
Independently-operated stores	718	720	(2)	(0.3%)
Total store count	718	720	(2)	(0.3%)
Same Store Sales %	19.4%	(1.8%)

Car Wash net revenue increased by $12 million, or 19%, driven by same store sales growth resulting from increased volume and improved price realization.
Car Wash Adjusted EBITDA increased by $5 million, or 23%, primarily driven by same store sales growth, partially offset by variable costs associated with increased sales.

Segment Results of Operations for the Six Months Ended June 28, 2025 Compared to the Six Months Ended June 29, 2024
We assess the performance of our segments based on Adjusted EBITDA, which is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, store closure costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, foreign currency, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
Take 5

	Six Months Ended		2025	2024
(in thousands, unless otherwise noted)	June 28, 2025	June 29, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Net revenue
Franchise royalties and fees	$17,904	$12,053	3.0%	2.3%
Company-operated store sales	508,249	451,680	85.0%	86.9%
Supply and other revenue	71,513	56,012	12.0%	10.8%
Total net revenue	$597,666	$519,745	100.0%	100.0%
Adjusted EBITDA	$209,071	$187,296	35.0%	36.0%

System-Wide Sales			Change
Franchised stores	$285,807	$221,578	$64,229	29.0%
Company-operated stores	508,249	451,680	56,569	12.5%
Total system-wide sales	$794,056	$673,258	$120,798	17.9%

Store Count (in whole numbers)			Change
Franchised stores	485	399	86	21.6%
Company-operated stores	759	676	83	12.3%
Total store count	1,244	1,075	169	15.7%
Same Store Sales %	7.3%	6.2%
Take 5 net revenue increased $78 million, or 15%, driven primarily by a $57 million increase in company-operated store sales from same store sales growth and 83 net new company-operated stores. Supply and other revenue increased by $16 million, or 28%, primarily due to higher system-wide sales. Franchise royalties and fees increased by $6 million, or 49%, primarily due to a $64 million, or 29%, increase in franchised stores system-wide sales from same store sales growth and 86 net new franchised stores.
Take 5 Adjusted EBITDA increased $22 million, or 12%, primarily due to net new store growth and same store sales growth, partially offset by variable costs associated with the increased company-operated store sales and store related costs associated with 83 net new company-operated stores in the current period compared to the prior year period.

Franchise Brands

	Six Months Ended		2025	2024
(in thousands, unless otherwise noted)	June 28, 2025	June 29, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Net revenue
Franchise royalties and fees	$75,986	$83,021	51.9%	52.8%
Company-operated store sales	8,646	9,612	5.9%	6.1%
Supply and other revenue	61,659	64,717	42.2%	41.1%
Total net revenue	$146,291	$157,350	100.0%	100.0%
Adjusted EBITDA	$89,826	$101,793	61.4%	64.7%

System-Wide Sales			Change
Franchised stores	$2,099,956	$2,167,895	$(67,939)	(3.1%)
Company-operated stores	8,646	9,612	(966)	(10.0%)
Total system-wide sales	$2,108,602	$2,177,507	$(68,905)	(3.2%)

Store Count (in whole numbers)			Change
Franchised stores	2,660	2,636	24	0.9%
Company-operated stores	13	14	(1)	(7.1%)
Total store count	2,673	2,650	23	0.9%
Same Store Sales %	(2.2%)	1.0%
Franchise Brands net revenue decreased $11 million, or 7%, driven by a decrease in franchised stores system-wide sales of $68 million, or 3%, primarily driven by lower volume in the current period.
Franchise Brands Adjusted EBITDA decreased $12 million, or 12%, primarily due to negative same store sales growth due to lower volume.

Car Wash

	Six Months Ended		2025	2024
(in thousands, unless otherwise noted)	June 28, 2025	June 29, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Net revenue
Independently-operated store sales	138,431	113,327	97.9%	97.5%
Supply and other revenue	2,965	2,847	2.1%	2.5%
Total net revenue	$141,396	$116,174	100.0%	100.0%
Adjusted EBITDA	$51,685	$40,200	36.6%	34.6%

System-Wide Sales			Change
Independently-operated stores	138,431	113,327	25,104	22.2%
Total system-wide sales	$138,431	$113,327	$25,104	22.2%

Store Count (in whole numbers)			Change
Independently-operated stores	718	720	(2)	(0.3%)
Total store count	718	720	(2)	(0.3%)
Same Store Sales %	22.6%	(0.8%)
Car Wash net revenue increased $25 million, or 22%, driven primarily by same store sales growth as a result of increased volume and improved price realization.
Car Wash Adjusted EBITDA increased by $11 million, or 29%, driven primarily by same store sales growth, partially offset by variable costs associated with increased sales.

Financial Condition, Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Cash flow from operations, supplemented with our long-term borrowings and Revolving Credit Facility, has been sufficient to fund our operations while allowing us to make strategic investments to grow our business. We believe that our sources of liquidity and capital resources will be adequate to fund our operations, acquisitions, company-operated store development, other general corporate needs, and the additional expenses we expect to incur for at least the next twelve months. We expect to continue to have access to the capital markets at acceptable terms. However, this could be adversely affected by many factors including macroeconomic factors, a downgrade of our credit rating, or a deterioration of certain financial ratios.
Driven Brands Funding, LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with our securitization senior notes. Our Term Loan Facility and Revolving Credit Facility also have certain qualitative covenants. As of June 28, 2025, the Co-Issuers and Driven Holdings were in material compliance with all such covenants under their respective credit agreements.
The Company’s Series 2019-1 Securitization Senior Notes and Series 2019-2 Securitization Senior Notes have anticipated repayment dates in April 2026 and October 2026, respectively. The Company anticipates refinancing these notes prior to the anticipated repayment dates. As of the date of this filing, the Company has sufficient potential borrowing capacity under the Revolving Credit Facility and the Company’s variable funding notes to repay these notes.
At June 28, 2025, the Company had total liquidity of $655 million consisting of $166 million in cash and cash equivalents and $489 million of undrawn capacity on its variable funding securitization senior notes and Revolving Credit Facility. This did not include the additional $135 million Series 2022 Class A-1 Notes that expand the Company’s variable funding note borrowing capacity if the Company elects to exercise them, assuming certain conditions continue to be met.
In February 2025, Driven Holdings, LLC entered into an amendment extending the maturity date of the Revolving Credit Facility to February 2030, subject to certain terms and conditions. Refer to Note 7 for additional information.
On February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to the Buyer for an aggregate purchase price of $385 million, subject to customary adjustments. Under the terms of the agreement, the Buyer agreed to pay the Company $255 million in cash and deliver to the Company an interest-bearing seller note evidencing a loan in the initial principal amount of $130 million. The transaction was completed on April 10, 2025.
In July 2025, the Company sold the Seller Note Receivable for $113 million. Net proceeds were utilized to repay the outstanding balance of $46 million on the Term Loan Facility and $65 million on the Revolving Credit Facility.
The following table illustrates the main components of our cash flows for the six months ended June 28, 2025 and June 29, 2024:

	Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024
Net cash provided by operating activities	$155,527	$107,224
Net cash provided by (used in) investing activities	157,552	(34,026)
Net cash used in financing activities	(321,882)	(102,063)
Effect of exchange rate changes on cash	5,464	(1,615)
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(3,339)	$(30,480)

Cash flow information is inclusive of cash flows from discontinued operations.

Operating Activities
Net cash provided by operating activities was $156 million for the six months ended June 28, 2025 compared to $107 million for the six months ended June 29, 2024. The increase in cash provided by operating activities was primarily due to increased net income and working capital improvements, including reduced cloud computing arrangements expenditures, during the six months ended June 28, 2025.

Investing Activities
Net cash provided by investing activities was $158 million for the six months ended June 28, 2025 compared to $34 million used in investing activities for the six months ended June 29, 2024. The increase in cash provided by investing activities was primarily due to increased proceeds from the sale of businesses and fixed assets, including sale leaseback transactions, assets held for sale and the sale of the U.S. Car Wash business of $167 million as well as a $28 million decrease in capital expenditures.
Financing Activities
Net cash used in financing activities was $322 million for the six months ended June 28, 2025 compared to $102 million used in financing activities for the six months ended June 29, 2024. The increase in cash used in financing activities was primarily related to an increase in net repayments of long-term debt, including finance leases, of $272 million, primarily associated with Term Loan Facility repayments and net repayments on the Revolving Credit Facility in the current year, partially offset by Tax Receivable Agreement payments of $38 million in the prior year. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to our pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divests. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current income tax receivable liability of $23 million as of June 28, 2025 and December 28, 2024, respectively, and a non-current income tax receivable liability of $111 million as of June 28, 2025 and December 28, 2024, respectively, on the consolidated balance sheets. We made payments of approximately $38 million under the Tax Receivable Agreement in the six months ended June 29, 2024. No payments were made during the six months ended June 28, 2025.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 of the consolidated financial statements presented in our Form 10-K for the year ended December 28, 2024. There have been no material changes to our critical accounting policies from those disclosed in our Form 10-K for the year ended December 28, 2024.
Application of New Accounting Standards
See Note 2 of the consolidated financial statements for a discussion of recently issued accounting standards applicable to the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s annual report for the year ended December 28, 2024 for a complete discussion of the Company’s market risk. There have been no material changes in the Company’s market risk from those disclosed in the Company’s Form 10-K for the year ended December 28, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a--15(e) and 15d--15(e) under the Exchange Act), as of June 28, 2025. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of the design effectiveness of our disclosure controls and procedures as of June 28, 2025, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Information relating to this item is included within Note 12 of our financial statements included elsewhere within this Form 10-Q.
Item 1A. Risk Factors
For a discussion of risk factors that could adversely affect our results of operations, financial condition, business reputation or business prospects, we refer you to Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 28, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
(c) Trading Plans
On June 12, 2025, Jonathan Fitzpatrick, Non-Executive Chair of the Board, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 1,110,000 shares of common stock over a period ending on March 3, 2027, subject to certain conditions.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1*†	CEO Transition Letter by and between Jonathan Fitzpatrick and the Company, dated as of May 29, 2025.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2025

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Daniel Rivera
Name:	Daniel Rivera
Title:	President and Chief Executive Officer

By:	/s/ Rebecca Fondell
Name:	Rebecca Fondell
Title:	Senior Vice President, Chief Accounting Officer