Form 10-Q
period 2025-09-27
Driven Brands Holdings Inc.
filed 2025-11-05
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
OR
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

As of November 3, 2025, the Registrant had 164,454,218 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, trends, plans, objectives of management, impact of accounting standards and guidance, impairments, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) potential post-closing obligations and liabilities relating to the sale of our U.S. Car Wash business; (ii) the current geopolitical environment, including the impact, both direct and indirect, of government actions, such as proposed and enacted tariffs and governmental shutdowns; (iii) our strategy, outlook, and growth prospects; (iv) our operational and financial targets and dividend policy; (v) general economic trends and trends in the industry and markets; (vi) the risks and costs associated with the integration of, and or ability to integrate, our stores and business units successfully; (vii) the proper application of generally accepted accounting principles, which are highly complex and involve many subjective assumptions, estimates, and judgments; and (viii) the competitive environment in which we operate. Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy, and other future conditions, and involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. It is not possible to predict or identify all such risks. These risks include, but are not limited to, the risk factors that are described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 as well as in our other filings with the Securities and Exchange Commission, which are available on its website at www.sec.gov.
Forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenue:
Franchise royalties and fees	$50,824	$49,475	$144,714	$144,549
Company-operated store sales	331,259	298,798	978,670	884,944
Independently-operated store sales	51,410	49,959	189,841	163,286
Advertising contributions	27,883	26,823	80,249	75,804
Supply and other revenue	74,308	77,284	209,361	234,544
Total net revenue	535,684	502,339	1,602,835	1,503,127
Operating Expenses:
Company-operated store expenses	193,129	177,510	565,391	525,529
Independently-operated store expenses	30,178	29,382	104,713	90,693
Advertising expenses	27,884	26,823	80,249	75,804
Supply and other expenses	42,552	35,779	116,939	112,531
Selling, general, and administrative expenses	145,177	149,789	471,347	393,418
Depreciation and amortization	34,828	33,418	102,883	97,358
Total operating expenses	473,748	452,701	1,441,522	1,295,333
Operating income	61,936	49,638	161,313	207,794
Other expenses, net:
Interest expense, net	23,603	43,674	91,496	119,241
Foreign currency transaction (gain) loss, net	(5,419)	765	(17,406)	5,767
Loss on debt extinguishment	4,549	205	4,549	205
Other expenses, net	22,733	44,644	78,639	125,213
Income before taxes from continuing operations	39,203	4,994	82,674	82,581
Income tax (benefit) expense	(21,659)	16,474	(7,487)	45,292
Net income (loss) from continuing operations	$60,862	$(11,480)	$90,161	$37,289
Gain on sale of discontinued operations, net of tax	—	—	37,367	—
Net loss from discontinued operations, net of tax	—	(3,467)	(13,596)	(17,816)
Net income (loss)	$60,862	$(14,947)	$113,932	$19,473

Basic earnings (loss) per share:
Continuing Operations	$0.37	$(0.07)	$0.55	$0.23
Discontinued Operations	—	(0.02)	0.14	(0.11)
Net basic earnings (loss) per share	$0.37	$(0.09)	$0.69	$0.12

Diluted earnings (loss) per share:
Continuing Operations	$0.37	$(0.07)	$0.55	$0.23
Discontinued Operations	—	(0.02)	0.14	(0.11)
Net diluted earnings (loss) per share	$0.37	$(0.09)	$0.69	$0.12

Weighted average shares outstanding
Basic	163,900	159,804	162,434	159,743
Diluted	165,124	159,804	163,686	160,713

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$60,862	$(14,947)	$113,932	$19,473
Other comprehensive income:
Foreign currency translation adjustments	(10,452)	21,212	51,287	2,629
Unrealized (loss) gain from cash flow hedges, net of tax	(4,666)	558	(4,409)	(924)
Actuarial gain of defined pension plan, net of tax	—	12	16	2
Other comprehensive (loss) income, net	(15,118)	21,782	46,894	1,707
Comprehensive income attributable to Driven Brands Holdings Inc.	$45,744	$6,835	$160,826	$21,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	September 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$162,028	$149,573
Restricted cash	335	358
Accounts and notes receivable, net	188,208	177,654
Inventory	65,195	66,539
Prepaid and other assets	35,178	37,841
Income tax receivable	16,025	14,294
Advertising fund assets, restricted	63,617	49,716
Assets held for sale	54,540	77,616
Current assets of discontinued operations	—	83,847
Total current assets	585,126	657,438
Other assets	120,802	125,422
Property and equipment, net	758,874	711,505
Operating lease right-of-use assets	570,213	524,442
Deferred commissions	7,589	7,246
Intangibles, net	655,792	665,896
Goodwill	1,445,383	1,403,056
Deferred tax assets	9,151	8,206
Non-current assets of discontinued operations	—	1,158,576
Total assets	$4,152,930	$5,261,787
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$89,355	$85,843
Accrued expenses and other liabilities	226,515	193,638
Income tax payable	13,190	6,860
Current portion of long-term debt	277,770	32,232
Income tax receivable liability	22,674	22,676
Advertising fund liabilities	18,644	22,030
Current liabilities of discontinued operations	—	70,616
Total current liabilities	648,148	433,895
Long-term debt	1,936,610	2,656,308
Deferred tax liabilities	72,249	87,485
Operating lease liabilities	541,110	491,282
Income tax receivable liability	110,907	110,935
Deferred revenue	29,641	31,314
Long-term accrued expenses and other liabilities	20,775	20,122
Non-current liabilities of discontinued operations	—	823,112
Total liabilities	3,359,440	4,654,453
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,454,218 and 163,842,248 shares outstanding; respectively	1,645	1,638
Additional paid-in capital	1,725,174	1,699,851
Accumulated deficit	(888,651)	(1,002,583)
Accumulated other comprehensive loss	(44,678)	(91,572)
Total shareholders’ equity	793,490	607,334
Total liabilities and shareholders' equity	$4,152,930	$5,261,787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
	September 27, 2025		September 28, 2024
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	164,274,617	$1,643	164,082,430	$1,641
Stock issued relating to Employee Stock Purchase Plan	31,912	—	29,432	—
Shares issued for exercise/vesting of share-based compensation awards	147,689	2	1,932	—
Balance at end of period	164,454,218	$1,645	164,113,794	$1,641
Additional paid-in capital
Balance at beginning of period		$1,720,825		$1,674,766
Share-based compensation expense		5,191		12,798
Stock issued relating to Employee Stock Purchase Plan		438		402
Tax obligations for share-based compensation		(1,280)		(18)
Balance at end of period		$1,725,174		$1,687,948
(Accumulated deficit) retained earnings
Balance at beginning of period		$(949,513)		$(675,667)
Net income (loss)		60,862		(14,947)
Balance at end of period		$(888,651)		$(690,614)
Accumulated other comprehensive loss
Balance at beginning of period		$(29,560)		$(57,950)
Other comprehensive (loss) income		(15,118)		21,782
Balance at end of period		$(44,678)		$(36,168)
Total shareholders’ equity		$793,490		$962,807

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended
	September 27, 2025		September 28, 2024
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,842,248	$1,638	163,965,231	$1,640
Stock issued relating to Employee Stock Purchase Plan	76,605	1	73,196	—
Shares issued for exercise/vesting of share-based compensation awards	540,973	6	174,953	2
Forfeiture of restricted stock awards	(5,608)	—	(99,586)	(1)
Balance at end of period	164,454,218	$1,645	164,113,794	$1,641
Additional paid-in capital
Balance at beginning of period		$1,699,851		$1,652,401
Share-based compensation expense		28,269		35,641
Stock issued relating to Employee Stock Purchase Plan		961		904
Tax obligations for share-based compensation		(3,907)		(998)
Balance at end of period		$1,725,174		$1,687,948
(Accumulated deficit) retained earnings
Balance at beginning of period		$(1,002,583)		$(710,087)
Net income		113,932		19,473
Balance at end of period		$(888,651)		$(690,614)
Accumulated other comprehensive loss
Balance at beginning of period		$(91,572)		$(37,875)
Other comprehensive income		46,894		1,707
Balance at end of period		$(44,678)		$(36,168)
Non-controlling interests
Balance at beginning of period		$—		$644
Acquisition of non-controlling interest		—		(644)
Balance at end of period		$—		$—
Total shareholders’ equity		$793,490		$962,807

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024
Net income	$113,932	$19,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,109	131,219
Share-based compensation expense	28,269	35,641
(Gain) loss on foreign denominated transactions	(21,560)	8,744
Loss (gain) on foreign currency derivatives	4,154	(2,977)
(Gain) loss on sale and disposal of businesses, fixed assets, and sale leaseback transactions	(21,560)	32,998
Loss on fair value of Seller Note	17,000	—
Reclassification of interest rate hedge to income	(5,980)	(1,560)
Bad debt expense	13,275	5,759
Asset impairment charges and lease terminations	19,747	15,008
Amortization of deferred financing costs and bond discounts	7,441	7,240
Amortization of cloud computing	15,190	3,436
Provision for deferred income taxes	(36,628)	13,571
Loss on extinguishment of debt	4,549	205
Other, net	(2,500)	3,219
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(30,866)	(37,752)
Inventory	2,657	1,337
Prepaid and other assets	2,242	7,648
Advertising fund assets and liabilities, restricted	(14,845)	(4,209)
Other assets	(18,210)	(63,015)
Deferred commissions	(343)	642
Deferred revenue	(1,679)	1,248
Accounts payable	(533)	11,504
Accrued expenses and other liabilities	39,296	27,359
Income tax receivable	16,588	(8,230)
Cash provided by operating activities	234,745	208,508
Cash flows from investing activities:
Capital expenditures	(167,384)	(219,307)
Cash used in business acquisitions, net of cash acquired	(8,112)	(2,759)
Proceeds from sale leaseback transactions	35,279	17,944
Proceeds from Seller Note	113,000	—
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	277,062	255,548
Cash provided by investing activities	249,845	51,426
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(1,414)	(9,646)
Proceeds from the issuance of long-term debt	—	274,794
Repayment of long-term debt	(370,915)	(422,492)
Proceeds from revolving lines of credit and short-term debt	121,000	46,000
Repayment of revolving lines of credit and short-term debt	(236,000)	(71,000)
Repayment of principal portion of finance lease liability	(3,581)	(4,301)
Payment of Tax Receivable Agreement	—	(38,374)
Acquisition of non-controlling interest	—	(644)
Tax obligations for share-based compensation	(3,907)	(998)

Cash used in financing activities	(494,817)	(226,661)
Effect of exchange rate changes on cash	4,709	71
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(5,518)	33,344
Cash and cash equivalents, beginning of period	169,954	176,522
Cash included in advertising fund assets, restricted, beginning of period	38,930	38,537
Restricted cash, beginning of period	358	657
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	209,242	215,716
Cash and cash equivalents, end of period	162,028	204,181
Cash included in advertising fund assets, restricted, end of period	41,361	40,465
Restricted cash, end of period	335	4,414
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$203,724	$249,060

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$5,745	$16,742
Deferred consideration included in accrued expenses and other liabilities	718	1,705
Supplemental cash flow disclosures - cash paid for:
Interest	$86,688	$111,304
Income taxes	22,770	27,771

Cash flows from discontinued operations are included in the above amounts and explained in Note 2 and Note 13.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. is a Delaware corporation and is the parent holding company of Driven Brands, Inc. and Shine Holdco (UK) Limited (collectively with its subsidiaries, “Driven Brands” or the “Company”). Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 4,900 franchised, independently-operated, and company-operated locations across 49 states in the U.S. and 13 other countries. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, AutoGlassNow®, IMO®, and 1-800-Radiator & A/C® that compete in the automotive services industry.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to our pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divests. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current income tax receivable liability of $23 million as of September 27, 2025 and December 28, 2024, respectively, and a non-current income tax receivable liability of $111 million as of September 27, 2025 and December 28, 2024, respectively, on the consolidated balance sheets. We made payments of approximately $38 million under the Tax Receivable Agreement in the nine months ended September 28, 2024. No payments were made during the nine months ended September 27, 2025.
Note 2—Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three and nine months ended September 27, 2025 and September 28, 2024 each consisted of 13 weeks and 39 weeks, respectively. The Car Wash segment is consolidated based on a calendar month end.
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
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 28, 2024. Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 27, 2025 may not be indicative of the results to be expected for any other interim period or the year ending December 27, 2025.
The nine months ended September 28, 2024 includes an adjustment to the unaudited consolidated balance sheet and consolidated statement of operations that originated in the prior year resulting in increased loss from discontinued operations, net of tax, by $3 million on the unaudited consolidated statement of operations.
The three months ended September 27, 2025 includes adjustments to the consolidated statement of operations that originated in a prior interim period in the current year resulting in decreased selling, general, and administrative expenses by approximately $6 million and decreased income tax benefit by $3 million.

The nine months ended September 27, 2025 includes an adjustment to the unaudited consolidated balance sheets and consolidated statement of operations that originated in the prior year impacting accrued expenses and other liabilities and foreign currency transaction gain by approximately $5 million. In addition, the unaudited consolidated balance sheet as of September 27, 2025 includes an adjustment relating to the prior year resulting in increased operating lease right-of-use assets and operating lease liabilities of $8 million. The Company evaluated the materiality of these adjustments on prior period financial statements, recorded the adjustments in the current periods as outlined above, and concluded the effect of these adjustments were immaterial to both the current and prior financial statements.
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
Financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2025 and December 28, 2024 are summarized as follows:

Items Measured at Fair Value at September 27, 2025
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in Other assets	$—	$4,588	$4,588
Derivative liabilities, recorded in Accrued expenses and other liabilities	—	112	112

Items Measured at Fair Value at December 28, 2024
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in Other assets	$—	$5,742	$5,742
Derivative liabilities, recorded in Accrued expenses and other liabilities	—	19	19
The carrying value and estimated fair value of total long-term debt were as follows:

	September 27, 2025		December 28, 2024
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,237,006	$2,207,877	$2,722,766	$2,649,880
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the tax rate reconciliation as well as disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The ASU will impact the Company’s income tax disclosures beginning with the financial statements included in the 2025 Annual Report on Form 10-K, but will have no impact on its results of operations, cash flows, or financial condition.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB subsequently issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 includes amendments that require entities to bifurcate specified expense line items on the income statement into underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. ASU 2024-03 will be effective for the annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326). This ASU provides a practical expedient permitting entities to assume current conditions (as of the last balance sheet date) remain unchanged over the remaining life of current accounts receivable and current contract assets. The new standard is effective for annual periods beginning after December 15, 2025, with early adoption permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

2025 Acquisitions
The Company completed six acquisitions within the Take 5 segment during the nine months ended September 27, 2025, representing seven sites, for an aggregate cash consideration, net of cash acquired and liabilities assumed, of $9 million.
2024 Acquisitions
The Company completed one acquisition within the Take 5 segment and one non-U.S. acquisition in the Car Wash segment during the nine months ended September 28, 2024, representing two sites and one site, respectively, for an aggregate cash consideration, net of cash acquired and liabilities assumed, of less than $2 million.
2025 Divestitures
For information relating to the divestiture of our U.S. Car Wash business, refer to Note 13.
2024 Divestitures
During the three months ended September 28, 2024, the Company completed the sale of its Canadian distribution business, primarily operated under the PH Vitres D’Auto brand, within the Corporate segment at a purchase price of approximately $78 million. The sale included essentially all assets and liabilities associated with the business as well as allocated goodwill of $13 million resulting in a gain of $3 million on the sale of business within selling, general and administrative expenses on the unaudited consolidated statement of operations during the three and nine months ended September 28, 2024. Approximately $47 million of the sale proceeds were utilized to repay a portion of outstanding secured senior notes with the remainder primarily utilized to repay a portion of the outstanding Term Loan.
During the nine months ended September 28, 2024, the Company sold nine company-operated stores within the Franchise Brands segment to a franchisee at a sale price of $18 million resulting in a gain of $6 million on the sale of businesses within selling, general, and administrative expenses on the consolidated statement of operations.
Note 4—Segment Information
In the first quarter of 2025, the Company reorganized its operating segments to simplify the reporting structure, align with the Company’s current business model, and increase transparency for our investors, which resulted in a change to the reportable segments. As a result, the Company has the following reportable segments: Take 5, Franchise Brands, and Car Wash.
The Take 5 segment is primarily composed of the Company and franchise-operated Take 5 Oil Change business, and revenue is primarily derived from the performance of maintenance services, including oil changes and certain as-needed automotive maintenance enhancements. The Take 5 segment revenue also includes franchise royalties and fees and supply and other product sales.
The Franchise Brands segment is primarily composed of the Company’s portfolio of franchise brands, which include: CARSTAR, Meineke, Maaco, and 1-800 Radiator, along with other smaller brands and services for both retail and commercial customers, such as commercial fleet operators and insurance carriers.
The Car Wash segment operates under the IMO brand across Europe and Australia, providing express-style conveyor car wash services to both retail and commercial customers.
The Company’s consolidated financial results include “Corporate and Other” activity. Corporate and Other includes revenue and costs associated with the AutoGlassNow businesses, which provide glass replacement and calibration services to commercial, retail, and insurance customers. In addition, advertising fund contribution revenue and related costs as well as shared service costs, which are related to finance, IT, human resources, legal, supply chain, and other support services are recorded within Corporate and Other. Corporate and Other activity includes the adjustments necessary to eliminate certain intercompany transactions, namely supply sales fulfilled by the Take 5 segment to the Franchise Brands segment.
The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM evaluates segment performance and allocates resources, including capital expenditures and variable compensation, to each segment primarily as part of the annual budget process based on Adjusted EBITDA. The CODM reviews budget-to-actual results to assess performance and adjust resource allocations as necessary.
Adjusted EBITDA is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, cloud computing amortization, equity compensation, loss on debt extinguishment, and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of the operating performance of our segments and may not be comparable to similar measures reported by other companies. Other segment items primarily include, but not limited to, payroll and payroll-related costs, costs of inventory and supply costs, utilities, and rent expense as well as marketing costs associated with non-franchised businesses within the reportable segments. No asset information has been provided for these reportable segments as the Chief Operating Decision Maker does not regularly review asset information by reportable segment.
Certain information within the tables below has been revised to conform to current year presentation to reflect financial results for continuing operations and segment changes.
Segment results for the three and nine months ended September 27, 2025 and September 28, 2024 are as follows:

	Three Months Ended September 27, 2025
(in thousands)	Take 5	Franchise Brands	Car Wash	Total
Franchise royalties and fees	$10,029	$40,795	$—	$50,824
Company-operated store sales	255,749	4,720	—	260,469
Independently-operated store sales	—	—	51,410	51,410
Supply and other revenue	40,580	29,821	2,640	73,041
Total segment net revenue	$306,358	$75,336	$54,050	$435,744

Corporate and Other revenue				99,940
Total consolidated net revenue				$535,684

Other segment items	199,051	25,602	39,020
Reportable segment Adjusted EBITDA	$107,307	$49,734	$15,030	$172,071

Less:
Corporate and Other loss				35,811
Depreciation and amortization				34,828
Interest expense, net				23,603
Acquisition related costs(a)				(214)
Non-core items and project costs, net(b)				18,557
Cloud computing amortization(c)				6,055
Share-based compensation expense(d)				5,191
Foreign currency transaction (gain), net(e)				(5,419)
Asset sale leaseback (gain) loss, net, impairment, notes receivable loss, and closed store expenses(f)				9,907
Loss on debt extinguishment (g)				4,549
Income before taxes from continuing operations				$39,203

	Three Months Ended September 28, 2024
(in thousands)	Take 5	Franchise Brands	Car Wash	Total
Franchise royalties and fees	$6,365	$43,110	$—	$49,475
Company-operated store sales	231,021	4,674	—	235,695
Independently-operated store sales	—	—	49,959	49,959
Supply and other revenue	32,479	29,316	1,759	63,554
Total segment net revenue	$269,865	$77,100	$51,718	$398,683

Corporate and Other revenue				103,656
Total consolidated net revenue				$502,339

Other segment items	176,578	26,904	35,718
Reportable segment Adjusted EBITDA	$93,287	$50,196	$16,000	$159,483
Less:
Corporate and Other loss				27,540
Depreciation and amortization				33,418
Interest expense, net				43,674
Acquisition related costs(a)				(393)
Non-core items and project costs, net(b)				6,424
Cloud computing amortization(c)				1,022
Share-based compensation expense(d)				12,798
Foreign currency transaction loss, net(e)				765
Asset sale leaseback (gain) loss, net, impairment, notes receivable loss, and closed store expenses(f)				29,036
Loss on debt extinguishment(g)				205
Income before taxes from continuing operations				$4,994

	Nine Months Ended September 27, 2025
(in thousands)	Take 5	Franchise Brands	Car Wash	Total
Franchise royalties and fees	$27,933	$116,781	$—	$144,714
Company-operated store sales	763,998	13,366	—	777,364
Independently-operated store sales	—	—	189,841	189,841
Supply and other revenue	112,093	91,480	5,605	209,178
Total segment net revenue	$904,024	$221,627	$195,446	$1,321,097

Corporate and Other revenue				281,738
Total consolidated net revenue				$1,602,835

Other segment items	587,646	82,067	128,731
Reportable segment Adjusted EBITDA	$316,378	$139,560	$66,715	$522,653
Less:
Corporate and Other loss				118,056
Depreciation and amortization				102,883
Interest expense, net				91,496
Acquisition related costs(a)				784
Non-core items and project costs, net(b)				32,770
Cloud computing amortization(c)				15,191
Share-based compensation expense(d)				28,269
Foreign currency transaction (gain), net(e)				(17,406)
Asset sale leaseback (gain) loss, net, impairment, notes receivable loss, and closed store expenses(f)				63,387
Loss on debt extinguishment(g)				4,549
Income before taxes from continuing operations				$82,674

	Nine Months Ended September 28, 2024
(in thousands)	Take 5	Franchise Brands	Car Wash	Total
Franchise royalties and fees	$18,418	$126,131	$—	$144,549
Company-operated store sales	682,701	14,286	—	696,987
Independently-operated store sales	—	—	163,286	163,286
Supply and other revenue	88,491	94,033	4,606	187,130
Total segment net revenue	$789,610	$234,450	$167,892	$1,191,952

Corporate and Other revenue				311,175
Total consolidated net revenue				$1,503,127

Other segment items	509,027	82,461	111,692
Reportable segment Adjusted EBITDA	$280,583	$151,989	$56,200	$488,772
Less:
Corporate and Other loss				90,592
Depreciation and amortization				97,358
Interest expense, net				119,241
Acquisition related costs(a)				1,572
Non-core items and project costs, net(b)				16,166
Cloud computing amortization(c)				3,436
Share-based compensation expense(d)				35,641
Foreign currency transaction loss, net(e)				5,767
Asset sale leaseback (gain) loss, net, impairment, notes receivable loss, and closed store expenses(f)				36,213
Loss on debt extinguishment(g)				205
Income before taxes from continuing operations				$82,581
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
(b)Consists of discrete items and project costs, including third-party professional costs associated with strategic transformation initiatives as well as non-recurring payroll-related costs and non-ordinary course legal settlements.
(c)Includes non-cash amortization expenses relating to cloud computing arrangements.
(d)Represents non-cash share-based compensation expense.
(e)Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans as well as gains and losses on cross currency swaps.
(f)Consists of the following items (i) (gains) losses, net on sale leasebacks, disposal of assets, or sale of business; (ii) net losses (gains) on sale for assets held for sale; (iii) impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates; and (iv) loss on fair value of the Seller Note. See Note 13 for additional information regarding the Seller Note.
(g)Represents charges incurred related to the Company’s full repayment of the Term Loan in conjunction with the sale of the U.S. Car Wash business in the current year and charges incurred related to the Company’s partial repayment of Senior Secured Notes in conjunction with the sale of its Canadian distribution business in the prior year.

Note 5—Assets Held For Sale
The changes in assets held for sale for the nine months ended September 27, 2025 were as follows:

(in thousands)
Balance at December 28, 2024	$77,616
Additions	2,361
Transfer to held and used	(1,575)
Loss on sale, net	(8,027)
Sales and disposals	(15,835)
Balance at September 27, 2025	$54,540
During the nine months ended September 27, 2025 management continued to enhance properties included within held for sale resulting in additions to assets held for sale. The Company recognized a net loss on sale within selling, general, and administrative expenses on the unaudited consolidated statement of operations of $2 million and $9 million during the three and nine months ended September 27, 2025, respectively, and a net loss on sale of $6 million and $20 million during the three and nine months ended September 28, 2024, respectively. The net loss on sale included the sale of three locations and nine locations, during the three and nine months ended September 27, 2025, respectively, and the sale of 18 locations and 48 locations during the three and nine months ended September 28, 2024, respectively, as well as adjustments in fair values during the periods. The Company will continue to evaluate the fair value of assets held for sale, which may result in additional net losses upon sale based on unfavorable market conditions or other economic factors in the future.
Note 6—Goodwill
As a result of the Company’s change to its reportable segments outlined in Note 4, the Company’s operating segments and reporting units also changed during the nine months ended September 27, 2025. The Company performed quantitative impairment assessments of goodwill immediately prior to the change in reporting units and immediately after the change on its new reporting units. The Company used the relative fair value method to reallocate the goodwill to the associated reporting units impacted by the change in reporting units in the quarter.
In performing a quantitative test for impairment of goodwill, the Company primarily used the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of reporting units. Significant assumptions used by management in estimating fair value under the discounted cash flow model include revenue growth rates, long-term revenue growth rates, discount rates, EBITDA margins, capital expenditures, and tax rates. Other assumptions include operating expenses and overhead expenses. Assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied. No impairment charges were recorded during the nine months ended September 27, 2025.
Changes in the carrying amount of goodwill for the nine months ended September 27, 2025 are detailed below:

(in thousands)	Balance at December 28, 2024	Resegmentation allocation	Acquisitions	Foreign exchange	Balance at September 27, 2025
Maintenance	$482,446	$(482,446)	$—	$—	$—
Paint, Collision & Glass	584,086	(584,086)	—	—	—
Platform Services	138,998	(138,998)	—	—	—
Car Wash	197,526	—	—	33,602	231,128
Take 5	—	435,986	4,455	69	440,510
Franchise Brands	—	620,264	—	4,201	624,465
Corporate and Other	—	149,280	—	—	149,280
Total	$1,403,056	$—	$4,455	$37,872	$1,445,383

Note 7—Long-Term Debt
The Company’s long-term debt obligations consist of the following:

(in thousands)	September 27, 2025	December 28, 2024
Series 2019-1 Securitization Senior Notes, Class A-2	$272,926	$275,176
Series 2019-2 Securitization Senior Notes, Class A-2	252,195	254,258
Series 2020-1 Securitization Senior Notes, Class A-2	161,769	163,081
Series 2020-2 Securitization Senior Notes, Class A-2	418,173	421,548
Series 2021-1 Securitization Senior Notes, Class A-2	421,466	424,841
Series 2022-1 Securitization Senior Notes, Class A-2	345,418	348,156
Series 2024-1 Securitization Senior Notes, Class A-2	271,563	273,625
Term Loan Facility	—	353,750
Revolving Credit Facility	75,000	190,000
Other debt(a)	18,496	18,331
Total debt	2,237,006	2,722,766
Less: unamortized debt issuance costs	(22,626)	(34,226)
Less: current portion of long-term debt	(277,770)	(32,232)
Total long-term debt, net	$1,936,610	$2,656,308
(a)     Consists primarily of finance lease obligations.
Series 2022-1 Variable Funding Securitization Senior Notes
In conjunction with the issuance of the Series 2022-1 Class A-2 Securitization Senior Notes (the “2022-1 Senior Notes”), the Issuer and Driven Brands Canada Funding Corporation (together “the Co-Issuers”) also issued Series 2022-1 Class A-1 Notes in the amount of $135 million, which can be accessed at the Co-Issuers’ option if certain conditions are met.
Series 2024-1 Variable Funding Securitization Senior Notes
In July 2024, the Co-Issuers issued Series 2024-1 Variable Funding Senior Notes, Class A-1 (the “2024 VFN”) in the revolving amount of $400 million. The 2024 VFN have a final legal maturity date in October 2054. The commitment under the 2024 VFN is set to expire in October 2029, with the option of two one-year extensions. The 2024 VFN are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Borrowings incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable margin. As of September 27, 2025, there were no amounts outstanding under the 2024 VFN and $25 million of outstanding letters of credit, which reduced the borrowing availability under the 2024 VFN.
Series 2025-1 Securitization Senior Notes
In October 2025, the Co-Issuers issued $500 million of Series 2025-1 Securitization Senior Notes (the “2025-1 Senior Notes”) bearing a fixed interest rate of 5.296% per annum. The 2025-1 Senior Notes have a final legal maturity date in October 2055 and an anticipated repayment date in October 2030. The 2025-1 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Proceeds from the 2025-1 Senior Notes were used in combination with the Company’s Revolving Credit Facility to repay the Company’s 2019-1 and 2022-1 Class A-2 Securitization Senior Notes.
Driven Holdings Revolving Credit Facility
In May 2021, Driven Holdings, LLC, (the “Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of Driven Brands Holdings Inc., entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (the “Revolving Credit Facility”), which provides for an aggregate amount of up to $300 million, and had a maturity date in May 2026 (the “Credit Agreement”). In February 2025, the Borrower entered into an amendment extending the Credit Agreement maturity date to February 2030, subject to certain conditions. Borrowings will incur interest at a rate equal to SOFR plus an applicable term adjustment between 2.00% and 2.25%. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.
As of September 27, 2025, the Company had an outstanding balance of $75 million on the Revolving Credit Facility and $6 million of outstanding letters of credit, which reduced the borrowing availability under the Revolving Credit Facility to $219 million. In conjunction with the issuance of the 2025-1 Senior Notes, the Company borrowed approximately $130 million in October 2025 to fully repay the Company’s 2019-1 and 2022-1 Class A-2 Securitization Senior Notes.
Term Loan Facility
In December 2021, the Borrower amended the Credit Agreement to provide for a new term loan credit facility (the “Term Loan Facility”), which has an initial aggregate commitment of $500 million, with loans and other extensions of credit thereunder maturing in December 2028. The Company made repayments of $354 million during 2025, primarily from proceeds received through the sale of the U.S. Car Wash business, including proceeds from the Seller Note. The Term Loan Facility has been fully repaid as of September 27, 2025 and no future borrowings can be drawn on this facility.
The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of September 27, 2025, the Company and its subsidiaries were in material compliance with such covenants.
Note 8—Leases
During the nine months ended September 27, 2025, the Company sold 19 maintenance properties and one non-U.S. car wash property for a total of $36 million. During the nine months ended September 28, 2024, the Company sold 12 maintenance properties for a total of $17 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements each have an initial term of 20 to 27 years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of $26 million each, as of September 27, 2025, and $13 million each, as of September 28, 2024 related to these lease arrangements. The Company recorded a loss of $2 million and a gain of less than $1 million for the three and nine months ended September 27, 2025, respectively, and gains of $2 million and $5 million for the three and nine months ended September 28, 2024, respectively.
Supplemental cash flow information related to the Company’s lease arrangements for the nine months ended September 27, 2025 and September 28, 2024, respectively, was as follows:

	Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$81,118	$72,846
Operating cash flows used in finance leases	139	150
Financing cash flows used in finance leases	3,581	297
Note 9—Share-based Compensation
The Company granted new awards during the three months ended September 27, 2025, consisting of 29,357 restricted stock units (“RSUs”) and 50,833 performance stock units (“PSUs”). The Company granted new awards during the nine months ended September 27, 2025 including 877,356 RSUs and 1,112,831 PSUs.
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
The fair value of the total RSUs, performance-based PSUs, and market-based PSUs granted during the three months ended September 27, 2025 were less than $1 million each. The fair value of the total RSUs, performance-based PSUs, and market-based PSUs granted during the nine months ended September 27, 2025 was $15 million, $13 million, and $10 million, respectively. The Company based the fair value of the RSUs and performance-based PSUs on the Company’s stock price on the grant date.

The range of assumptions used for issued PSUs with a market condition valued using the Monte Carlo model were as follows:

Nine Months Ended
	September 27, 2025	September 28, 2024
Annual dividend yield	—%	—%
Expected term (years)	2.3 - 2.8	2.4 - 2.8
Risk-free interest rate	3.47% - 3.89%	3.89% - 4.65%
Expected volatility	48.2% - 51.7%	49.2% - 54.1%
Correlation to the index peer group	36.5% - 41.4%	42.6% - 49.2%
The Company recorded $5 million and $28 million of share-based compensation expense during the three and nine months ended September 27, 2025, respectively, and $13 million and $36 million during the three and nine months ended September 28, 2024, respectively, within selling, general, and administrative expenses on the unaudited consolidated statements of operations.
Note 10—Earnings (Loss) Per Share
The Company calculates basic and diluted earnings (loss) per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic earnings (loss) per share:
Net income (loss) from continuing operations	$60,862	$(11,480)	$90,161	$37,289
Less: Net income (loss) attributable to participating securities, continuing operations	155	(243)	836	789
Net income (loss) after participating securities, continuing operations	60,707	(11,237)	89,325	36,500

Net income (loss) from discontinued operations, net of tax	—	(3,467)	23,771	(17,816)
Less: Net income (loss) attributable to participating securities, discontinued operations	—	(73)	221	(377)
Net income (loss) after participating securities, discontinued operations	—	(3,394)	23,550	(17,439)

Weighted-average common shares outstanding	163,900	159,804	162,434	159,743
Continuing operations	0.37	(0.07)	0.55	0.23
Discontinued operations	—	(0.02)	0.14	(0.11)
Net basic earnings (loss) per share	$0.37	$(0.09)	$0.69	$0.12

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$60,862	$(11,480)	$90,161	$37,289
Less: Net income (loss) attributable to participating securities, continuing operations	140	(46)	208	149
Net income (loss) after participating securities, continuing operations	60,722	(11,434)	89,953	37,140

Net income (loss) from discontinued operations, net of tax	—	(3,467)	23,771	(17,816)
Less: Net income (loss) attributable to participating securities, discontinued operations	—	(14)	55	(71)
Net income (loss) after participating securities, discontinued operations	—	(3,453)	23,716	(17,745)

Weighted-average common shares outstanding	163,900	159,804	162,434	159,743
Dilutive effect of share-based awards	1,224	—	1,252	970
Weighted-average common shares outstanding, as adjusted	165,124	159,804	163,686	160,713
Continuing operations	0.37	(0.07)	0.55	0.23
Discontinued operations	—	(0.02)	0.14	(0.11)
Net diluted earnings (loss) per share	$0.37	$(0.09)	$0.69	$0.12
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers, which include non-forfeitable dividend rights.
The Company has performance awards that are contingent on performance conditions which have not yet been met and therefore were excluded from the computation of weighted average shares of 2,283,890 for the three and nine months ended September 27, 2025 and 1,887,842 shares for the three and nine months ended September 28, 2024.
For the three months ended September 28, 2024, the Company had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would be antidilutive.
The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three Months Ended		Nine Months Ended
Number of securities (in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restricted stock units	2	575	159	738
Stock Options	1,743	1,740	1,743	1,740
Total	1,745	2,315	1,902	2,478
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
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 with several key tax provisions impacting businesses, including permanent reinstatement of 100 percent bonus depreciation for qualified property, modification of the business interest deduction limitation, and several international tax provisions. The Company applied the provisions impacting our financial position for the three and nine months ended September 27, 2025.

Income tax benefit was $22 million for the three months ended September 27, 2025 compared to an income tax expense of $16 million for the three months ended September 28, 2024. The effective income tax rate differs from the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation, limitation on interest deduction in certain foreign jurisdictions, state taxes related to pre-tax income, and U.S. tax impacts of its foreign operations. The three months ended September 27, 2025 includes the release of a valuation allowance of $37 million, which incorporates the impact from the enactment of OBBBA, which increased the Company’s interest expense limitation under Section 163(j).
Income tax benefit was $7 million for the nine months ended September 27, 2025 compared to an income tax expense of $45 million for the nine months ended September 28, 2024. The effective income tax rate differs from the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation, limitation on interest deduction in certain foreign jurisdictions, state taxes related to pre-tax income, and U.S. tax impacts of its foreign operations. The nine months ended September 27, 2025 includes the release of a valuation allowance of $37 million, including the impact from the enactment of OBBBA, which increased the Company’s interest expense limitation under Section 163(j).
Note 12—Commitments and Contingencies
The Company is subject to various lawsuits, administrative proceedings, audits, and claims. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Management regularly assesses our insurance deductibles, analyzes litigation information with our attorneys, and evaluates our loss experience in connection with pending legal proceedings. The Company records its best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. When a loss is probable and there is a range of estimated loss with no best estimate within the range, the minimum estimated liability related to the lawsuit or claim is recorded. As additional information becomes available, the potential liability and our accruals are reassessed, if necessary. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates.
Genesee County Employees’ Retirement System v. Driven Brands Holdings Inc., et al. – On December 22, 2023, Genesee County Employees’ Retirement System filed a putative class action lawsuit in the U.S. District Court for the Western District of North Carolina (the “Court”) against the Company as well as CEO Jonathan Fitzpatrick and former CFO Tiffany Mason (the “Individual Defendants”) alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act by the Company, as well as violations of Section 20(a) of the Exchange Act by the Individual Defendants. The Court appointed Genesee County Employees’ Retirement System, Oakland County Employees’ Retirement System, and Oakland County Voluntary Employees’ Beneficiary Association (collectively the “Michigan Funds”), as lead plaintiffs on May 31, 2024. Then, the Michigan Funds filed an amended complaint on October 14, 2024, which the Company and the Individual Defendants subsequently moved to dismiss. The Court denied the motion to dismiss on February 20, 2025, and the Company and Individual Defendants moved on March 6, 2025 for reconsideration of the Court’s order or, in the alternative, requested that the Court certify its decision for interlocutory appeal. On October 29, 2025, the Court granted the motion for reconsideration but still denied the motion to dismiss. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
Terwilliger v. Fitzpatrick, et al. – On January 10, 2025, Daniel Terwilliger filed a purported derivative complaint in the Court against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Tiffany Mason, Neal Aronson, Catherine Halligan, Chadwick Hume, Rick Puckett, Karen Stroup, Peter Swinburn, Michael Thompson, and Jose Tomas (collectively, “Defendants”). The Terwilliger complaint makes largely the same allegations as those in Genesee Complaint, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) unjust enrichment; (iii) abuse of control; (iv) gross mismanagement; (v) waste of corporate assets; and (vi) violations of Sections 10(b) and 21D of the Exchange Act. On April 30 2025, the Court granted the Parties’ joint motion for a stay of proceedings, pending the completion of discovery in the underlying securities class action. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
Gaiman v. Fitzpatrick, et al. – On April 30, 2025, Jonathan Gaiman filed a purported derivative complaint in the Court against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Tiffany Mason, Neal Aronson, Catherine Halligan, Chadwick Hume, Rick Puckett, Karen Stroup, Peter Swinburn, Michael Thompson, and Jose Tomás. The Gaiman complaint makes largely the same allegations as those in the Genesee and Terwilliger complaints, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) aiding and abetting breaches of fiduciary duty; (iii) unjust enrichment; (iv) waste of corporate assets; (v) violations of Sections 10(b) and

21D of the Exchange Act; and (vi) violations of Sections 14(a) and Rule 14a-9 of the Exchange Act. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
On May 20, 2025, the Court granted the Parties’ joint motion to consolidate the Gaiman action with the Terwilliger action and to stay the consolidated action pending the completion of discovery in the underlying securities class action.
Kalimon v. Aronson, et al. – On October 7, 2025, John Kalimon filed a purported derivative complaint in the Court against certain current and former Company executive officers and board members, including Neal Aronson, Jonathan Fitzpatrick, Daniel Rivera, Catherine Halligan, Damien Harmon, Chadwick Hume, Rick Puckett, Karen Stroup, Peter Swinburn, Michael Thompson, Jose Tomás, and Tiffany Mason. The Kalimon complaint makes largely the same allegations as those in the Genesee, Terwilliger, and Gaiman complaints, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) unjust enrichment; (iii) violations of Sections 10(b) and 21D of the Exchange Act; and (iv) violations of Sections 14(a) and Rule 14a-9 of the Exchange Act. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the likelihood or range of any potential adverse outcome has been made as of the date of this filing.
Other than the matters described above, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows as of September 27, 2025, although they could have a material adverse effect on our operating results for a particular reporting period.

Note 13—Discontinued Operations
U.S. Car Wash Divestiture
On February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash (the “Buyer”) for an aggregate purchase price of $385 million, subject to customary adjustments for cash, indebtedness, working capital, and transaction expenses. Under the terms of the agreement, the Buyer agreed to pay the Company $255 million in cash and deliver to the Company an interest-bearing seller note (“Seller Note”) evidencing a loan in the initial principal amount of $130 million, subject to customary adjustments.
On April 10, 2025, we received net cash proceeds of $252 million and consummated the Seller Note resulting in a net gain on sale of $37 million. The net gain includes $12 million of income tax expense and $3 million of transaction costs. In July 2025, the Company sold the Seller Note for $113 million. Net proceeds were utilized to repay the outstanding balance of $46 million on the Term Loan Facility and $65 million on the Revolving Credit Facility.
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
In conjunction with the sale of the U.S. Car Wash business, we entered into a Transition Services Agreement (“TSA”) to provide certain support services for up to 12 months or less from the closing date of the sale. These services include, among others, accounting, information technology, treasury, human resources, and marketing services. The Company recognized less than $1 million of other income during the three and nine months ended September 27, 2025 relating to the TSA. In addition, the Company entered into an Employee Services Leasing Agreement (“ESLA”) outlining certain U.S. Car Wash operational employees may be leased from the date of sale through December 31, 2025. Costs associated with the ESLA have been and will continue to be reimbursed by the Buyer. The Company recognized $2 million and $3 million during the three and nine months ended September 27, 2025, relating to services associated with the ESLA.

Financial Information of Discontinued Operations
The following table summarizes the results of operations of the U.S. Car Wash business that are being reported as discontinued operations within the unaudited consolidated statement of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenue:
Company-operated store sales	$—	$89,334	$101,840	$272,325
Supply and other revenue	—	6	165	19
Total net revenue	—	89,340	102,005	272,344
Operating Expenses:
Company-operated store expenses	—	64,563	84,050	212,771
Supply and other expenses	—	11	704	29
Selling, general, and administrative expenses	—	24,958	32,200	54,945
Depreciation and amortization	—	9,939	2,226	33,861
Total operating expenses	—	99,471	119,180	301,606
Operating loss	—	(10,131)	(17,175)	(29,262)
Other expenses, net:
Interest expense, net	—	3	7	4
Loss before taxes from discontinued operations	—	(10,134)	(17,182)	(29,266)
Income tax benefit	—	(6,667)	(3,586)	(11,450)
Net loss from discontinued operations	$—	$(3,467)	$(13,596)	$(17,816)
The following tables summarizes the U.S. Car Wash business assets and liabilities classified as discontinued operations within the unaudited consolidated balance sheets:

(in thousands)	September 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$—	$20,381
Accounts and notes receivable, net	—	1,955
Inventory	—	988
Prepaid and other assets	—	3,842
Assets held for sale	—	56,681
Total current assets of discontinued operations	—	83,847
Property and equipment, net	—	312,663
Operating lease right-of-use assets	—	845,913
Total assets of discontinued operations	$—	$1,242,423
Liabilities
Current liabilities:
Accounts payable	$—	$9,417
Accrued expenses and other liabilities	—	60,244
Current portion of long-term debt	—	955
Total current liabilities of discontinued operations	—	70,616
Long-term debt	—	4,047
Operating lease liabilities	—	811,751
Long-term accrued expenses and other liabilities	—	7,314
Total liabilities of discontinued operations	$—	$893,728
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

The cash flows related to discontinued operations have not been segregated and are included within the unaudited statement of cash flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024
Depreciation and amortization	$2,226	$33,861
Capital expenditures	2,948	23,287
Loss on sale or disposal of assets	553	12,342

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands,” “the Company,” “we,” “us,” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this Quarterly Report. We operate on a 52-or 53-week fiscal year, which ends on the last Saturday in December. The three and nine months ended September 27, 2025 and September 28, 2024 were both 13 and 39 week periods, respectively.
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of approximately 4,900 locations across 49 states in the U.S. and 13 other countries. Our scaled, diversified platform fulfills an extensive range of core retail and commercial automotive needs, including paint, collision, glass, and repair services, as well as a variety of more frequent services, such as oil changes and car washes. We have continued to grow our base of consistent recurring revenue through same store sales and adding new franchised and company-operated stores. Driven Brands generated net revenue of approximately $536 million and $1.6 billion during the three and nine months ended September 27, 2025, respectively, an increase of 7% and 7% compared to the prior year period, and system-wide sales of approximately $1.6 billion and $4.8 billion during the three and nine months ended September 27, 2025, respectively, a respective increase of 5% and 3% compared to the prior year period.
We have experienced and expect to continue experiencing softening demand within certain businesses, primarily as a result of inflationary pressures, increased competition, industry and macroeconomic dynamics, tariffs, and negative weather patterns.
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
Discontinued Operations
As previously disclosed in the Company’s 2024 Form 10-K, on February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash (the “Buyer”) for an aggregate purchase price of $385 million, subject to customary adjustments. Under the terms of the agreement, the Buyer agreed to pay the Company $255 million in cash and deliver to the Company an interest-bearing seller note (“Seller Note”) evidencing a loan of $130 million. The transaction was completed on April 10, 2025. In July 2025, the Company sold the Seller Note for $113 million.
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
Q3 2025 Three Months Ended Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
Net Revenue
Net revenue was $536 million for the three months ended September 27, 2025 compared to $502 million for the three months ended September 28, 2024. The increase of $34 million was primarily due to the following:
•same store sales growth across all segments, predominantly within the Take 5 and Car Wash segments; and
•net new store growth within the Take 5 segment.

Net Income From Continuing Operations
We recognized net income from continuing operations of $61 million, or $0.37 per diluted share, for the three months ended September 27, 2025 compared to a net loss of $11 million, or $0.07 loss per diluted share, for the three months ended September 28, 2024. The improvement of approximately $72 million was primarily due to the following:
•same store sales growth across all segments, predominantly within the Take 5 and Car Wash segments;
•net new store growth within the Take 5 segment;
•the net release of a valuation allowance for deferred tax assets which includes the release of a valuation allowance of $37 million that incorporates the impact from the enactment of OBBBA;
•decreased interest expense;
•decreased net losses on the sale or disposal of fixed assets;
•decreased impairment related charges;
•reduced share-based compensation expense; and
•a positive impact from foreign exchange.
These factors were partially offset by:
•costs directly associated with sales growth in the period;
•a loss from debt extinguishment; and
•increased payroll-related and professional services costs and cloud computing amortization reflective of the Company’s growth and technological investments.
Adjusted Net Income
Adjusted Net Income was $56 million, or $0.34 per diluted share, for the three months ended September 27, 2025 compared to $38 million, or $0.23 per diluted share, for the three months ended September 28, 2024. The increase of approximately $18 million was primarily due to the following:
•same store sales growth across all segments, predominantly within the Take 5 and Car Wash segments;
•net new store growth within the Take 5 segment; and
•decreased interest expense.
These factors were partially offset by:
•costs directly associated with sales growth in the period; and
•increased payroll-related and professional services costs reflective of the Company’s growth and technological investments.
Adjusted EBITDA
Adjusted EBITDA was $136 million for the three months ended September 27, 2025 compared to $132 million for the three months ended September 28, 2024. The increase of $4 million was primarily due to:
•same store sales growth across all segments, predominantly within the Take 5 and Car Wash segments; and
•net new store growth within the Take 5 segment.
These factors were partially offset by:
•costs directly associated with sales growth in the period; and
•increased payroll-related and professional services costs reflective of the Company’s growth and technological investments.
Key Performance Indicators
•Consolidated same store sales increased 2.8%.
•Consolidated system-wide sales increased $73 million.
•The Company added 39 net new stores during the quarter.

Q3 2025 Nine Months Ended Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
Net Revenue
Net revenue was $1,603 million for the nine months ended September 27, 2025 compared to $1,503 million for the nine months ended September 28, 2024. The increase of $100 million was primarily due to the following:
•same store sales growth, predominantly within the Take 5 and Car Wash segments; and
•net new store growth within the Take 5 segment.
These factors were partially offset by:
•the absence of earnings in 2025 due to the sale of our Canadian distribution business that was sold in the third quarter of 2024; and
•negative same store sales within the Franchise Brands segment.
Net Income From Continuing Operations
We recognized net income from continuing operations of $90 million, or $0.55 per diluted share, for the nine months ended September 27, 2025, compared to $37 million, or $0.23 per diluted share, for the nine months ended September 28, 2024. The increase of approximately $53 million was primarily due to the following:
•same store sales growth, predominantly within the Take 5 and Car Wash segments;
•net new store growth within the Take 5 segment;
•the net release of a valuation allowance for deferred tax assets which includes the release of a valuation allowance of $37 million that incorporates the impact from the enactment of OBBBA;
•decreased interest expense;
•reduced share-based compensation expense; and
•a positive impact from foreign exchange.
These factors were partially offset by:
•costs directly associated with sales growth in the period;
•loss on fair value of Seller Note;
•decreased net losses on the sale or disposal of fixed assets;
•a loss from debt extinguishment;
•the absence of earnings in 2025 due to the sale of our Canadian distribution business that was sold in the third quarter of 2024;
•increased payroll-related and professional services costs and cloud computing amortization reflective of the Company’s growth and technological investments; and
•negative same store sales within the Franchise Brands segment.
Adjusted Net Income
Adjusted Net Income was $160 million for the nine months ended September 27, 2025 compared to $138 million for the nine months ended September 28, 2024. This increase of approximately $22 million was primarily due to the following:
•same store sales growth, predominantly within the Take 5 and Car Wash segments;
•net new store growth within the Take 5 segment; and
•decreased interest expense.
These factors were partially offset by:
•costs directly associated with sales growth in the period;
•the absence of Adjusted Net Income in 2025 due to the sale of our Canadian distribution business that was sold in the third quarter of 2024;
•increased payroll-related and professional services costs reflective of the Company’s growth and technological investments; and
•negative same store sales within the Franchise Brands segment.

Adjusted EBITDA
Adjusted EBITDA was $405 million for the nine months ended September 27, 2025 compared to $398 million for the nine months ended September 28, 2024. The increase of approximately $7 million was primarily due to:
•same store sales growth, predominantly within the Take 5 and Car Wash segments; and
•net new store growth within the Take 5 segment.
These factors were partially offset by:
•costs directly associated with sales growth in the period;
•the absence of Adjusted EBITDA in 2025 due to the sale of our Canadian distribution business that was sold in the third quarter of 2024;
•increased payroll-related and professional services costs reflective of the Company’s growth and technological investments; and
•negative same store sales within the Franchise Brands segment.
Key Performance Indicators
•Consolidated same store sales increased by 1.7%.
•Consolidated system-wide sales increased $156 million.
•The Company added 167 net new stores during the trailing twelve months.

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
Adjusted EBITDA — We define Adjusted EBITDA as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 4 in our consolidated financial statements for a reconciliation of reportable segment Adjusted EBITDA to income from continuing operations before taxes for the three and nine months ended September 27, 2025 and September 28, 2024.

The following table sets forth our key performance indicators for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three Months Ended		Nine Months Ended
(in thousands, except store count or as otherwise noted)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
System-Wide Sales
System-Wide Sales:
Take 5	$411,620	$349,867	$1,205,676	$1,023,125
Franchise Brands	1,091,612	1,089,493	3,200,214	3,267,000
Car Wash	51,410	49,959	189,841	163,286
Corporate and Other	70,790	63,103	201,306	187,957
Total	$1,625,432	$1,552,422	$4,797,037	$4,641,368
System-Wide Sales by Business Model:
Franchised Stores	$1,242,763	$1,203,665	$3,628,526	$3,593,138
Company-Operated Stores	331,259	298,798	978,670	884,944
Independently-Operated Stores	51,410	49,959	189,841	163,286
Total	$1,625,432	$1,552,422	$4,797,037	$4,641,368
Store Count
Store Count:
Take 5	1,282	1,120	1,282	1,120
Franchise Brands	2,676	2,666	2,676	2,666
Car Wash	717	719	717	719
Corporate and Other	213	216	213	216
Total	4,888	4,721	4,888	4,721
Store Count by Business Model:
Franchised Stores	3,165	3,078	3,165	3,078
Company-Operated Stores	1,006	924	1,006	924
Independently-Operated Stores	717	719	717	719
Total	4,888	4,721	4,888	4,721
Same Store Sales % by segment
Take 5	6.8%	5.4%	7.1%	5.9%
Franchise Brands	0.7%	0.7%	(1.2%)	0.6%
Car Wash	3.9%	14.3%	16.9%	3.4%
Total consolidated	2.8%	1.4%	1.7%	1.0%
Adjusted EBITDA by segment
Take 5	$107,307	$93,287	$316,378	$280,583
Franchise Brands	49,734	50,196	139,560	151,989
Car Wash	15,030	16,000	66,715	56,200
Adjusted EBITDA margin by segment
Take 5	35.0%	34.6%	35.0%	35.5%
Franchise Brands	66.0%	65.1%	63.0%	64.8%
Car Wash	27.8%	30.9%	34.1%	33.5%
Total consolidated	25.4%	26.3%	25.2%	26.5%

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

The following table provides a reconciliation of Net Income (Loss) from continuing operations to Adjusted Net Income and Adjusted Earnings per Share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss) from continuing operations	$60,862	$(11,480)	$90,161	$37,289
Adjustments:
Acquisition related costs(a)	(214)	(393)	784	1,572
Non-core items and project costs, net(b)	18,557	6,424	32,770	16,166
Cloud computing amortization(c)	6,055	1,022	15,191	3,436
Share-based compensation expense(d)	5,191	12,798	28,269	35,641
Foreign currency transaction (gain) loss, net(e)	(5,419)	765	(17,406)	5,767
Asset sale leaseback (gain) loss, net, impairment, notes receivable loss, and closed store expenses(f)	9,907	29,036	63,387	36,213
Loss on debt extinguishment (g)	4,549	205	4,549	205
Amortization related to acquired intangible assets(h)	4,295	5,375	13,482	17,713
Acceleration of interest rate hedge(i)	(4,422)	—	(4,422)	—
Valuation allowance for deferred tax asset(j)	(34,275)	7,032	(31,841)	8,287
Adjusted net income before tax impact of adjustments	65,086	50,784	194,924	162,289
Tax impact of adjustments(k)	(8,891)	(12,703)	(35,410)	(23,818)
Adjusted net income from continuing operations	$56,195	$38,081	$159,514	$138,471

Basic earnings (loss) per share from continuing operations	$0.37	$(0.07)	$0.55	$0.23
Diluted earnings (loss) per share from continuing operations	$0.37	$(0.07)	$0.55	$0.23

Adjusted basic earnings per share from continuing operations	$0.34	$0.23	$0.97	$0.85
Adjusted diluted earnings per share from continuing operations	$0.34	$0.23	$0.97	$0.85

Weighted average shares outstanding
Basic	163,900	159,804	162,434	159,743
Diluted	165,124	159,804	163,686	160,713

Weighted average shares outstanding for Adjusted Net Income
Basic	163,900	159,804	162,434	159,743
Diluted	165,124	161,113	163,686	160,713

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

The following table provides a reconciliation of Net income from continuing operations to Adjusted EBITDA:

Adjusted EBITDA
	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss) from continuing operations	$60,862	$(11,480)	$90,161	$37,289
Income tax (benefit) expense	(21,659)	16,474	(7,487)	45,292
Interest expense, net	23,603	43,674	91,496	119,241
Depreciation and amortization	34,828	33,418	102,883	97,358
EBITDA	97,634	82,086	277,053	299,180
Acquisition related costs(a)	(214)	(393)	784	1,572
Non-core items and project costs, net(b)	18,557	6,424	32,770	16,166
Cloud computing amortization(c)	6,055	1,022	15,191	3,436
Share-based compensation expense(d)	5,191	12,798	28,269	35,641
Foreign currency transaction (gain) loss, net(e)	(5,419)	765	(17,406)	5,767
Asset sale leaseback (gain) loss, net, impairment, notes receivable loss, and closed store expenses(f)	9,907	29,036	63,387	36,213
Loss on debt extinguishment(g)	4,549	205	4,549	205
Adjusted EBITDA	$136,260	$131,943	$404,597	$398,180

(a)Consists of acquisition costs as reflected within the consolidated statements of operations, including legal, consulting and other fees, and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. As acquisitions occur in the future, we expect to incur similar costs and, under U.S. GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
(b)Consists of discrete items and project costs, including third-party professional costs associated with strategic transformation initiatives as well as non-recurring payroll-related costs and non-ordinary course legal settlements.
(c)Includes non-cash amortization expenses relating to cloud computing arrangements.
(d)Represents non-cash share-based compensation expense.
(e)Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans as well as gains and losses on cross currency swaps.
(f)Consists of the following items (i) (gains) losses, net on sale leasebacks, disposal of assets, or sale of business; (ii) net losses (gains) on sale for assets held for sale; (iii) impairment of certain fixed assets and operating lease right-of-use assets related to closed and underperforming locations, lease exit costs and other costs associated with stores that were closed prior to the respective lease termination dates; and (iv) loss on fair value of the Seller Note.
(g)Represents charges incurred related to the Company’s full repayment of the Term Loan in conjunction with the sale of the U.S. Car Wash business in the current year and charges incurred related to the Company’s partial repayment of Senior Secured Notes in conjunction with the sale of its Canadian distribution business in the prior year.
(h)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statement of operations.
(i)Consists of the accelerated amortization of an interest rate hedge associated with the Series 2022-1 Senior Securitization Notes, which was refinanced in October 2025.

(j)Represents valuation allowances on income tax carryforwards in certain jurisdictions that are not more likely than not to be realized.
(k)Represents the tax impact of adjustments associated with the reconciling items between net income from continuing operations and Adjusted Net Income, excluding the provision for uncertain tax positions and valuation allowance for certain deferred tax assets. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 36% depending upon the tax attributes of each adjustment and the applicable jurisdiction.

Results of Operations for the Three Months Ended September 27, 2025 Compared to the Three Months Ended September 28, 2024
To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of operations. Certain percentages presented in this section have been rounded, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Three Months Ended
(in thousands)	September 27, 2025	% of Net Revenues	September 28, 2024	% of Net Revenues
Franchise royalties and fees	$50,824	9.5%	$49,475	9.9%
Company-operated store sales	331,259	61.8%	298,798	59.5%
Independently-operated store sales	51,410	9.6%	49,959	9.9%
Advertising fund contributions	27,883	5.2%	26,823	5.3%
Supply and other revenue	74,308	13.9%	77,284	15.4%
Total net revenue	$535,684	100.0%	$502,339	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased by $1 million, or 3%, primarily due to higher franchise system-wide sales of $39 million, which was predominately related to Take 5 same store sales growth and new store openings.
Company-Operated Store Sales
Company-operated store sales increased $32 million, or 11%, which predominately related to Take 5 same store sales growth and 82 net new company-operated store openings.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the Car Wash segment) increased by $1 million, or 3%, primarily due to same store sales growth as a result of improved price realization.
Advertising Fund Contribution
Advertising fund contributions increased $1 million, or 4%, due to increased franchise system-wide sales. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue decreased $3 million, or 4%, primarily due to the absence of supply and other revenue in 2025 from our Canadian distribution business, which was sold in the third quarter of 2024, partially offset by increased supply sales primarily within the Take 5 segment.

Operating Expenses

	Three Months Ended
(in thousands)	September 27, 2025	% of Net Revenues	September 28, 2024	% of Net Revenues
Company-operated store expenses	$193,129	36.1%	$177,510	35.3%
Independently-operated store expenses	30,178	5.6%	29,382	5.8%
Advertising fund expenses	27,884	5.2%	26,823	5.3%
Supply and other expenses	42,552	7.9%	35,779	7.1%
Selling, general, and administrative expenses	145,177	27.1%	149,789	29.8%
Depreciation and amortization	34,828	6.5%	33,418	6.7%
Total operating expenses	$473,748	88.4%	$452,701	90.1%
Company-Operated Store Expenses
Company-operated store expenses increased $16 million, or 9%, corresponding to variable costs associated with increased Take 5 company-operated store sales in the current period as well as store related costs associated with 82 net new company-operated stores.
Independently-Operated Store Expenses
Independently-operated store expenses (comprised entirely of sales from the Car Wash segment) increased $1 million, or 3%, primarily related to variable costs associated with the increase in sales as well as increased rent and utility costs.
Advertising Fund Expenses
Advertising fund expenses increased $1 million, or 4%, which is commensurate to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses increased $7 million, or 19%, primarily due to increased supply sales within the Take 5 segment, partially offset by the absence of supply and other expenses in 2025 from our Canadian distribution business, which was sold in the third quarter of 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $5 million, or 3%, primarily due to decreased asset impairment charges and loss on sale or disposal of fixed assets, partially offset by increased payroll-related and professional services costs and cloud computing amortization reflective of the Company’s growth and technological investments.
Depreciation and Amortization
Depreciation and amortization expense increased $1 million, or 4%, primarily relating to 82 net new company-operated stores in the current period compared to the prior year period.
Other expenses, net

	Three Months Ended
(in thousands)	September 27, 2025	% of Net Revenues	September 28, 2024	% of Net Revenues
Interest expense, net	$23,603	4.4%	$43,674	8.7%
Foreign currency transaction (gain) loss, net	(5,419)	(1.0%)	765	0.2%
Loss on debt extinguishment	4,549	0.8%	205	—%
Other expenses, net	$22,733	4.2%	$44,644	8.9%

Interest Expense, Net
Interest expense decreased $20 million, or 46%, primarily related to decreased borrowings on the Term Loan Facility and Revolving Credit Facility in the current period as well as the accelerated amortization of the hedge on the 2022-1 Class A-2 Securitization Senior Notes.
Foreign Currency Transaction (Gain) Loss, Net
The foreign currency transaction gain for the three months ended September 27, 2025 was primarily comprised of $4 million on transaction gains in our foreign operations and a gain on foreign currency hedges of $1 million. The foreign currency transaction loss for the three months ended September 28, 2024 was primarily comprised of a loss on foreign currency hedges of $2 million, partially offset by a gain of $1 million on transaction gains in our foreign operations.
Loss on Debt Extinguishment
Loss on debt extinguishment for the three months ended September 27, 2025 related to charges incurred for the Company’s full repayment of the Term Loan in conjunction with the sale of the U.S. Car Wash business in the current year. Loss on debt extinguishment for the three months ended September 28, 2024 related to the Company’s partial repayment of the Senior Secured Notes in conjunction with the sale of the Canadian distribution business in the prior year.
Income Tax (Benefit) Expense

	Three Months Ended
(in thousands)	September 27, 2025	% of Net Revenues	September 28, 2024	% of Net Revenues
Income tax (benefit) expense	$(21,659)	(4.0%)	$16,474	3.3%
The effective income tax rate in both periods primarily differs from the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation, limitation on interest deduction in certain foreign jurisdictions, state taxes related to pre-tax income, and U.S. tax impacts of its foreign operations. The current period includes the release of a valuation allowance of $37 million, which incorporates the impact from the enactment of OBBBA, which increased the Company’s interest expense limitation under Section 163(j).
Results of Operations for the Nine Months Ended September 27, 2025 Compared to the Nine Months Ended September 28, 2024
To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Certain percentages presented have been rounded to the nearest number, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Nine Months Ended
(in thousands)	September 27, 2025	% of Net Revenues	September 28, 2024	% of Net Revenues
Franchise royalties and fees	$144,714	9.0%	$144,549	9.6%
Company-operated store sales	978,670	61.1%	884,944	58.9%
Independently-operated store sales	189,841	11.8%	163,286	10.9%
Advertising fund contributions	80,249	5.0%	75,804	5.0%
Supply and other revenue	209,361	13.1%	234,544	15.6%
Total net revenue	$1,602,835	100.0%	$1,503,127	100.0%
Franchise Royalties and Fees
Franchise royalties and fees remained flat primarily due to an increase of $101 million system-wide sales for Take 5, offset by a decrease in franchised stores system-wide sales of $66 million related to Franchise Brands as well as royalty rate mix.

Company-Operated Store Sales
Company-operated store sales increased $94 million, or 11%, which predominately related to Take 5 same store sales growth and 82 net new company-operated store openings.
Independently-Operated Store Sales
Independently-operated store sales (comprised entirely of sales from the Car Wash segment) increased $27 million, or 16%, primarily due to same store sales growth as a result of increased volume and improved price realization.
Advertising Fund Contribution
Advertising fund contributions increased by $4 million, or 6%, primarily due to increased franchise system-wide sales. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue decreased $25 million, or 11%, primarily due to the absence of supply and other revenue in 2025 from our Canadian distribution business, which was sold in the third quarter of 2024, partially offset by increased supply sales within the Take 5 segment.
Operating Expenses

	Nine Months Ended
(in thousands)	September 27, 2025	% of Net Revenues	September 28, 2024	% of Net Revenues
Company-operated store expenses	$565,391	35.3%	$525,529	35.0%
Independently-operated store expenses	104,713	6.5%	90,693	6.0%
Advertising fund expenses	80,249	5.0%	75,804	5.0%
Supply and other expenses	116,939	7.3%	112,531	7.5%
Selling, general, and administrative expenses	471,347	29.4%	393,418	26.2%
Depreciation and amortization	102,883	6.4%	97,358	6.5%
Total operating expenses	$1,441,522	89.9%	$1,295,333	86.2%
Company-Operated Store Expenses
Company-operated store expenses increased $40 million, or 8%, corresponding to variable costs associated with increased Take 5 company-operated store sales in the current period as well as store related costs associated with 82 net new company-operated stores in the current period compared to the prior year period.
Independently-Operated Store Expenses
Independently-operated store expenses (comprised entirely of sales from the Car Wash segment) increased $14 million, or 15%, primarily related to variable costs associated with the increase in sales as well as increased rent and utility costs.
Advertising Fund Expenses
Advertising fund expenses increased by $4 million, or 6%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses increased $4 million, or 4%, primarily due to costs associated with the increased Take 5 supply revenue, partially offset by the absence of supply and other expenses in 2025 from our Canadian distribution business, which was sold in the third quarter of 2024 and decreased supply revenue within Franchise Brands.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $78 million, or 20%, primarily due to losses on the sale or disposal of fixed assets, loss on fair value of the Seller Note, increased payroll-related costs, marketing expenses, and third-party professional fees.

Depreciation and Amortization
Depreciation and amortization expense increased $6 million, or 6%, primarily due to 82 net new company-operated stores in the current year compared to the prior year.
Other expenses, net

	Nine Months Ended
(in thousands)	September 27, 2025	% of Net Revenues	September 28, 2024	% of Net Revenues
Interest expense, net	$91,496	5.7%	$119,241	7.9%
Foreign currency transaction (gain) loss, net	(17,406)	(1.1)%	5,767	0.4%
Loss on debt extinguishment	4,549	0.3%	205	—%
Other expenses, net	$78,639	4.9%	$125,213	8.3%
Interest Expense, Net
Interest expense, net decreased $28 million, or 23%, primarily related to decreased borrowings on the Term Loan Facility and Revolving Credit Facility in the current period as well as the accelerated amortization of the hedge on the 2022-1 Class A-2 Securitization Senior Notes.
Foreign Currency Transactions (Gain) Loss, Net
The foreign currency transaction gain for the nine months ended September 27, 2025 was primarily comprised of transaction gains of $21 million in our foreign operations, partially offset by a loss on foreign currency hedges of $4 million. The foreign currency transaction loss for the nine months ended September 28, 2024 was primarily comprised of transaction losses in our foreign operations of $9 million, partially offset by a gain on foreign currency hedges of $3 million.
Loss on Debt Extinguishment
Loss on debt extinguishment for the nine months ended September 27, 2025 related to charges incurred for the Company’s full repayment of the Term Loan in conjunction with the sale of the U.S. Car Wash business in the current year. Loss on debt extinguishment for the nine months ended September 28, 2024 related to the Company’s partial repayment of the Senior Secured Notes in conjunction with the sale of the Canadian distribution business in the prior year.
Income Tax (Benefit) Expense

	Nine Months Ended
(in thousands)	September 27, 2025	% of Net Revenues	September 28, 2024	% of Net Revenues
Income tax (benefit) expense	$(7,487)	(0.5%)	$45,292	3.0%
The effective income tax rate in both periods primarily differs from the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation, limitation on interest deduction in certain foreign jurisdictions, state taxes related to pre-tax income, and U.S. tax impacts of its foreign operations. The current period includes the release of a valuation allowance of $37 million, which incorporates the impact from the enactment of OBBBA, which increased the Company’s interest expense limitation under Section 163(j).

Segment Results of Operations for the Three Months Ended September 27, 2025 Compared to the Three Months Ended September 28, 2024

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

Take 5

	Three Months Ended		2025	2024
(in thousands, unless otherwise noted)	September 27, 2025	September 28, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Net revenue
Franchise royalties and fees	$10,029	$6,365	3.3%	2.4%
Company-operated store sales	255,749	231,021	83.5%	85.6%
Supply and other revenue	40,580	32,479	13.2%	12.0%
Total net revenue	$306,358	$269,865	100.0%	100.0%
Adjusted EBITDA	$107,307	$93,287	35.0%	34.6%

System-Wide Sales			Change
Franchised stores	$155,871	$118,846	$37,025	31.2%
Company-operated stores	255,749	231,021	24,728	10.7%
Total system-wide sales	$411,620	$349,867	$61,753	17.7%

Store Count (in whole numbers)			Change
Franchised stores	502	425	77	18.1%
Company-operated stores	780	695	85	12.2%
Total store count	1,282	1,120	162	14.5%
Same Store Sales %	6.8%	5.4%

Take 5 net revenue increased $36 million, or 14%, driven primarily by a $25 million increase in company-operated store sales from same store sales growth and 85 net new company-operated stores. Supply and other revenue increased by $8 million, or 25%, primarily due to higher system-wide sales. Franchise royalties and fees increased by $4 million, or 58%, primarily due to a $37 million, or 31%, increase in franchised stores system-wide sales driven by same store sales growth and 77 net new franchised stores.

Take 5 Adjusted EBITDA increased $14 million, or 15%, corresponding with net new store growth and same store sales growth, partially offset by variable costs associated with the increased company-operated store sales and store related costs associated with 85 net new company-operated stores in the current period compared to the prior year period.

Franchise Brands

	Three Months Ended		2025	2024
(in thousands, unless otherwise noted)	September 27, 2025	September 28, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Net revenue
Franchise royalties and fees	$40,795	$43,110	54.2%	55.9%
Company-operated store sales	4,720	4,674	6.3%	6.1%
Supply and other revenue	29,821	29,316	39.5%	38.0%
Total net revenue	$75,336	$77,100	100.0%	100.0%
Adjusted EBITDA	$49,734	$50,196	66.0%	65.1%

System-Wide Sales			Change
Franchised stores	$1,086,892	$1,084,819	$2,073	0.2%
Company-operated stores	4,720	4,674	46	1.0%
Total system-wide sales	$1,091,612	$1,089,493	$2,119	0.2%

Store Count (in whole numbers)			Change
Franchised stores	2,663	2,653	10	0.4%
Company-operated stores	13	13	—	—%
Total store count	2,676	2,666	10	0.4%
Same Store Sales %	0.7%	0.7%
Franchise Brands net revenue decreased $2 million, or 2%, driven by the royalty rate mix associated with system-wide sales period over period, partially offset by same store sales growth.
Franchise Brands Adjusted EBITDA decreased less than $1 million, or 1%, primarily due to decreased net revenue in the period.

Car Wash

	Three Months Ended		2025	2024
(in thousands, unless otherwise noted)	September 27, 2025	September 28, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Net revenue
Independently-operated store sales	51,410	49,959	95.1%	96.6%
Supply and other revenue	2,640	1,759	4.9%	3.4%
Total net revenue	$54,050	$51,718	100.0%	100.0%
Adjusted EBITDA	$15,030	$16,000	27.8%	30.9%

System-Wide Sales			Change
Independently-operated stores	51,410	49,959	1,451	2.9%
Total system-wide sales	$51,410	$49,959	$1,451	2.9%

Store Count (in whole numbers)			Change
Independently-operated stores	717	719	(2)	(0.3%)
Total store count	717	719	(2)	(0.3%)
Same Store Sales %	3.9%	14.3%

Car Wash net revenue increased by $2 million, or 5%, driven by same store sales growth resulting from improved price realization and supply sales.
Car Wash Adjusted EBITDA decreased by $1 million, or 6%, primarily due to costs associated with increased sales as well as increased rent and utility costs.

Segment Results of Operations for the Nine Months Ended September 27, 2025 Compared to the Nine Months Ended September 28, 2024
We assess the performance of our segments based on Adjusted EBITDA, which is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, store closure costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, foreign currency, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
Take 5

	Nine Months Ended		2025	2024
(in thousands, unless otherwise noted)	September 27, 2025	September 28, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Net revenue
Franchise royalties and fees	$27,933	$18,418	3.1%	2.3%
Company-operated store sales	763,998	682,701	84.5%	86.5%
Supply and other revenue	112,093	88,491	12.4%	11.2%
Total net revenue	$904,024	$789,610	100.0%	100.0%
Adjusted EBITDA	$316,378	$280,583	35.0%	35.5%

System-Wide Sales			Change
Franchised stores	$441,678	$340,424	$101,254	29.7%
Company-operated stores	763,998	682,701	81,297	11.9%
Total system-wide sales	$1,205,676	$1,023,125	$182,551	17.8%

Store Count (in whole numbers)			Change
Franchised stores	502	425	77	18.1%
Company-operated stores	780	695	85	12.2%
Total store count	1,282	1,120	162	14.5%
Same Store Sales %	7.1%	5.9%
Take 5 net revenue increased $114 million, or 14%, driven primarily by a $81 million increase in company-operated store sales from same store sales growth and 85 net new company-operated stores. Supply and other revenue increased by $24 million, or 27%, primarily due to higher system-wide sales. Franchise royalties and fees increased by $10 million, or 52%, primarily due to a $101 million, or 30%, increase in franchised stores system-wide sales from same store sales growth and 77 net new franchised stores.
Take 5 Adjusted EBITDA increased $36 million, or 13%, corresponding with net new store growth and same store sales growth, partially offset by variable costs associated with the increased company-operated store sales and supply and other revenue as well as store related costs associated with 85 net new company-operated stores in the current period compared to the prior year period.

Franchise Brands

	Nine Months Ended		2025	2024
(in thousands, unless otherwise noted)	September 27, 2025	September 28, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Net revenue
Franchise royalties and fees	$116,781	$126,131	52.7%	53.8%
Company-operated store sales	13,366	14,286	6.0%	6.1%
Supply and other revenue	91,480	94,033	41.3%	40.1%
Total net revenue	$221,627	$234,450	100.0%	100.0%
Adjusted EBITDA	$139,560	$151,989	63.0%	64.8%

System-Wide Sales			Change
Franchised stores	$3,186,848	$3,252,714	$(65,866)	(2.0%)
Company-operated stores	13,366	14,286	(920)	(6.4%)
Total system-wide sales	$3,200,214	$3,267,000	$(66,786)	(2.0%)

Store Count (in whole numbers)			Change
Franchised stores	2,663	2,653	10	0.4%
Company-operated stores	13	13	—	—%
Total store count	2,676	2,666	10	0.4%
Same Store Sales %	(1.2%)	0.6%
Franchise Brands net revenue decreased $13 million, or 5%, driven by the royalty rate mix, a decrease in franchised stores system-wide sales of $66 million, or 2%, and decreased supply sales primarily driven by lower volume in the current period.
Franchise Brands Adjusted EBITDA decreased $12 million, or 8%, primarily due to decreased net revenue in the period.

Car Wash

	Nine Months Ended		2025	2024
(in thousands, unless otherwise noted)	September 27, 2025	September 28, 2024	% Net Revenue For Segment	% Net Revenue For Segment
Net revenue
Independently-operated store sales	$189,841	$163,286	97.1%	97.3%
Supply and other revenue	5,605	4,606	2.9%	2.7%
Total net revenue	$195,446	$167,892	100.0%	100.0%
Adjusted EBITDA	$66,715	$56,200	34.1%	33.5%

System-Wide Sales			Change
Independently-operated stores	$189,841	$163,286	26,555	16.3%
Total system-wide sales	$189,841	$163,286	$26,555	16.3%

Store Count (in whole numbers)			Change
Independently-operated stores	717	719	(2)	(0.3%)
Total store count	717	719	(2)	(0.3%)
Same Store Sales %	16.9%	3.4%
Car Wash net revenue increased $28 million, or 16%, driven primarily by same store sales growth as a result of increased volume and improved price realization.
Car Wash Adjusted EBITDA increased by $11 million, or 19%, driven primarily by same store sales growth, partially offset by variable costs associated with increased sales as well as increased rent and utility costs.

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
Driven Brands Funding, LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Issuer, the “Co-Issuers”) are subject to certain quantitative covenants related to debt service coverage and leverage ratios in connection with our securitization senior notes. Our Revolving Credit Facility also has certain qualitative covenants. As of September 27, 2025, the Co-Issuers and Driven Holdings were in material compliance with all such covenants under their respective credit agreements.
The Company’s Series 2019-1 Securitization Senior Notes had an anticipated repayment date in April 2026 and Series 2019-2 Securitization Senior Notes has an anticipated repayment date in October 2026. In October 2025, the Company issued $500 million of Series 2025-1 Class A-2 Securitization Senior Notes and used the proceeds in combination with approximately $130 million of the Company’s Revolving Credit Facility to repay the Company’s Series 2019-1 and 2022-1 Class A-2 Securitization Senior Notes. The utilization of the Revolving Credit Facility to repay a portion of the debt provides the Company additional flexibility regarding the timing of future debt repayments.
The Company anticipates refinancing the Series 2019-2 Securitization Senior Notes prior to its anticipated repayment date. As of the date of this filing, the Company has sufficient potential borrowing capacity under the Revolving Credit Facility and the Company’s variable funding notes to repay the Series 2019-2 Securitization Senior Notes. See Note 7 to our consolidated financial statements for additional information.
At September 27, 2025, the Company had total liquidity of $756 million consisting of $162 million in cash and cash equivalents and $594 million of undrawn capacity on its variable funding securitization senior notes and Revolving Credit Facility. This did not include the additional $135 million Series 2022 Class A-1 Notes that expand the Company’s variable funding note borrowing capacity if the Company elects to exercise them, assuming certain conditions continue to be met.
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
In July 2025, the Company sold the Seller Note for $113 million. Net proceeds were utilized to repay the outstanding balance of $46 million on the Term Loan Facility and $65 million on the Revolving Credit Facility.
The following table illustrates the main components of our cash flows for the nine months ended September 27, 2025 and September 28, 2024:

	Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024
Net cash provided by operating activities	$234,745	$208,508
Net cash provided by investing activities	249,845	51,426
Net cash used in financing activities	(494,817)	(226,661)
Effect of exchange rate changes on cash	4,709	71
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(5,518)	$33,344

Cash flow information is inclusive of cash flows from discontinued operations.

Operating Activities
Net cash provided by operating activities was $235 million for the nine months ended September 27, 2025 compared to $209 million for the nine months ended September 28, 2024. The increase in cash provided by operating activities was primarily due to increased net income and working capital improvements, including reduced cloud computing arrangements expenditures, during the nine months ended September 27, 2025.
Investing Activities
Net cash provided by investing activities was $250 million for the nine months ended September 27, 2025 compared to $51 million for the nine months ended September 28, 2024. The increase in cash provided by investing activities was primarily due to increased proceeds from the sale of businesses and fixed assets, including sale leaseback transactions, assets held for sale and the sale of the U.S. Car Wash business, including the Seller Note, of $152 million as well as a $52 million decrease in capital expenditures.
Financing Activities
Net cash used in financing activities was $495 million for the nine months ended September 27, 2025 compared to $227 million for the nine months ended September 28, 2024. The increase in cash used in financing activities was primarily related to an increase in net repayments of debt, including finance leases, of $38 million, primarily associated with Term Loan Facility repayments and net repayments on the Revolving Credit Facility in the current year as well as the issuance of $275 million of senior notes in the prior year, partially offset by Tax Receivable Agreement payments of $38 million in the prior year. See Note 7 to our consolidated financial statements for additional information regarding the Company’s debt.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to our pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement, which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divests. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current income tax receivable liability of $23 million as of September 27, 2025 and December 28, 2024, respectively, and a non-current income tax receivable liability of $111 million as of September 27, 2025 and December 28, 2024, respectively, on the consolidated balance sheets. We made payments of approximately $38 million under the Tax Receivable Agreement in the nine months ended September 28, 2024. No payments were made during the nine months ended September 27, 2025.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the design effectiveness of our disclosure controls and procedures (as defined in Rules 13a--15(e) and 15d--15(e) under the Exchange Act), as of September 27, 2025. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of the design effectiveness of our disclosure controls and procedures as of September 27, 2025, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were designed effectively and will provide a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
(c) Trading Plans
On August 24, 2025, Scott O’Melia, Executive Vice President and Chief Legal Officer of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 90,990 shares of common stock over a period ending on September 1, 2026, subject to certain conditions.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1*†	Letter of Employment by and between Daniel R. Rivera and Driven Brands Shared Services LLC, dated as of September 16, 2025.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2025

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Daniel Rivera
Name:	Daniel Rivera
Title:	President and Chief Executive Officer

By:	/s/ Rebecca Fondell
Name:	Rebecca Fondell
Title:	Senior Vice President, Chief Accounting Officer