Form 10-K
period 2025-12-27
Driven Brands Holdings Inc.
filed 2026-05-19
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒
Non-accelerated filer ☐

Accelerated filer ☐
Small reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates, was approximately $1.0 billion as of June 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
As of May 15, 2026, there were 164,932,941 shares of Common Stock of the registrant outstanding.

Driven Brands Holdings Inc.

EXPLANATORY NOTE

During preparation of the year end 2025 consolidated financial statements, certain errors were identified that affected previously issued financial statements. On February 23, 2026, the Audit Committee of the Board of Directors, after consultation with the Company’s management, concluded there were material errors in our previously issued consolidated financial statements for the fiscal year ended December 28, 2024 (“fiscal year 2024”) and the fiscal year ended December 30, 2023 (“fiscal year 2023”) contained in the Company’s Annual Report on Form 10-K for fiscal year 2024 (the “2024 Form 10-K”), and in our previously issued unaudited condensed consolidated financial statements for each of the quarterly and year-to-date periods within fiscal year 2024 as well as the quarterly and year-to-date periods for the periods ended September 27, 2025, June 28, 2025, and March 29, 2025 contained in the Company’s Quarterly Reports on Form 10-Q, and concluded that such financial statements should not be relied upon and required restatement (the “Restatement”).
This Annual Report for the year ended December 27, 2025, includes the following information:
•Restated audited consolidated financial statements for fiscal years 2024 and 2023 contained in the 2024 Form 10-K;
•Restated unaudited interim financial statements included in previously filed Form 10-Qs for each of the quarterly and year-to-date periods for the periods ended September 27, 2025, June 28, 2025, and March 29, 2025 and the respective comparative periods; and
•Restated management’s discussion and analysis of financial condition and results of operations (“MD&A”) related to the annual consolidated financial statements for fiscal years 2024 and 2023.
For more information on the nature and impacts of the Restatement, see Note 3, Restatement of Previously Issued Consolidated Financial Statements and Note 19, Restatement and Recast of Quarterly Financial Information (Unaudited) within the Notes to Financial Statements included in Item 8 of this Form 10-K.
In connection with the Restatement, management has assessed the effectiveness of our internal control over financial reporting. Based on this assessment, management determined that the Company did not maintain effective internal control over financial reporting and disclosure controls and procedures due to the existence of material weaknesses. Management has taken and is taking additional steps to remediate the material weaknesses in our internal control over financial reporting and disclosure controls and procedures. See Item 9A, Controls and Procedures, for additional information related to these material weaknesses in internal control over financial reporting and disclosure controls and procedures and the related remedial measures.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this document, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) potential post-closing obligations and liabilities relating to the sale of our car wash businesses; (ii) the current geopolitical environment, including the impact, both direct and indirect, of government actions, such as proposed and enacted tariffs and governmental shutdowns; (iii) our strategy, outlook, and growth prospects; (iv) our operational and financial targets, dividend policy, and capital allocation strategy; (v) general economic trends and trends in our industry and markets; (vi) the risks and costs associated with the integration of, and or ability to integrate, our stores and business units successfully; (vii) our internal control over financial reporting; (viii) the proper application of generally accepted accounting principles in the preparation of our financial statements, which are highly complex and involve many subjective assumptions, estimates, and judgments; and (ix) the competitive environment in which we operate. Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy, and other future conditions, and involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause our results to vary from expectations include, but are not limited to:
•our ability to compete with other businesses in the automotive aftermarket industries, including other international, national, regional, and local repair and maintenance shops, paint and collision repair shops, oil change shops, glass repair and replacement shops, automobile dealerships, and suppliers of automotive parts;
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
•changes in the cost of, availability of, and shipping costs of automobile supplies, parts, paints, coatings, glass, chemicals and motor oil;
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
•the operational and financial success of franchised and company-operated locations;
•the willingness of franchisees to participate in and comply with our business model and policies;
•our ability to successfully enter new markets and complete construction, including renovations, conversions, and build-outs of existing and additional locations;

•risks associated with implementing our growth strategy, including our ability to open additional domestic and international franchised, and company-operated locations and to continue to identify, acquire, and refranchise automotive aftermarket businesses, and the willingness of franchisees to continue to invest in and open new franchises;
•the potential adverse impact of strategic acquisitions;
•additional leverage incurred in connection with acquisitions or other capital expenditure initiatives;
•the effect of the media’s reports and social media on our reputation;
•the effectiveness of our marketing and advertising programs;
•weather and the seasonality of our operations;
•increased insurance and self-insurance costs;
•our ability to comply with existing and future health, employment, data privacy, cybersecurity, environmental, and other government regulations;
•geopolitical, trade, tariff, and regulatory uncertainties;
•a material delay in the Company’s financial reporting;
•our ability to timely recruit and retain qualified accounting personnel;
•the need to rely on third-party service providers, which could result in significant costs;
•diversion of management’s time, attention and resources from strategic matters due to remediation efforts related to the material weaknesses in our internal control over financial reporting and disclosure controls and procedures;
•our inability to maintain an effective system of internal controls;
•our inability to remediate the material weaknesses in our internal control over financial reporting and disclosure controls and procedures or additional material weaknesses or other deficiencies in the future;
•the restatement of certain of our previously issued consolidated financial statements, resulting in unanticipated costs, and which may affect investor confidence;
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

Part I

Driven Brands Holdings Inc. is a Delaware corporation. As used herein, “Driven Brands,” the “Company,” “us,” “we,” “our,” and similar terms include Driven Brands Holdings Inc. and its consolidated subsidiaries, unless the context dictates otherwise.
Item 1. Business
Overview
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of over 4,200 locations across 49 U.S. states and Canada. Our scaled, diversified platform provides high-quality services to an extensive range of retail, commercial, and insurance customers. Our breadth of services covers a wide variety of automotive needs, including routine maintenance services, such as oil changes, as well as paint, collision, glass, and repair services. Our portfolio of brands continues to generate consistent revenue with strong operating margins. Our network generated approximately $1.9 billion in net revenue from approximately $6.1 billion in system-wide sales in 2025.
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December. Our 2025, 2024, and 2023 fiscal years ending December 27, 2025, December 28, 2024, and December 30, 2023, respectively, each consisted of 52 weeks.
We are the largest provider of diversified automotive services in North America and have a portfolio of well-known brands, including Take 5 Oil Change® (“Take 5 Oil”), Meineke Car Care Center® (“Meineke”), MAACO® (“Maaco”), CARSTAR®, AutoGlassNow® (“AGN”), and 1-800-Radiator & A/C® (“1-800 Radiator”), among others.
Our Business
Our automotive services are grouped in the following segments:
Take 5
Our Take 5 segment is primarily comprised of Take 5 Oil. Take 5 Oil services a combination of retail and commercial customers, such as fleet operators, through 1,342 locations as of December 27, 2025. Take 5 Oil’s services include oil changes as well as certain as-needed automotive maintenance enhancements, including differential fluid exchanges, coolant services and air and cabin filters.
Founded in 1984, Take 5 Oil provides an efficient stay-in-your-car style oil change. Take 5 Oil’s 530 franchised and 812 company-operated locations, as of December 27, 2025, primarily offer oil changes to retail and commercial customers. We believe Take 5 Oil offers a best-in-class operating model through its convenient stay-in-your-car format, simple and focused menu, and expeditious service, all of which is designed to generate strong customer satisfaction, high frequency of use, and attractive unit-level economics. Furthermore, Take 5 Oil’s compact store layout and shallow pit design reduce upfront build-out costs, increase efficiency, and provide real estate flexibility. Take 5 Oil’s franchising efforts are expected to continue to drive long-term unit growth through its pipeline of franchise commitments.
Franchise Brands
Our Franchise Brands segment consists of a diversified portfolio of brands including Meineke, Maaco, CARSTAR, ABRA, Fix Auto, 1-800 Radiator, Uniban, and Automotive Training Institute (“ATI”) and serves retail, commercial, and insurance customers through 2,699 total locations as of December 27, 2025.
Our maintenance and repair services are predominantly offered under the Meineke brand, which was founded in 1972. As of December 27, 2025, we had 780 franchised locations, which offer an extensive set of total car care services to retail customers and commercial fleet programs, including maintenance, repair, and replacement of components, such as brakes, heating and cooling systems, exhaust, and tires and is well-known throughout the automotive services industry.
Our collision repair services are offered through CARSTAR, ABRA, and Fix Auto, which were founded in 1989, 1984, and 1997, respectively, and together comprise the largest franchised collision repair network in North America. Our 1,077 collision locations, as of December 27, 2025, are almost exclusively franchised and offer full collision repair and refinishing services in addition to other cosmetic repairs.
Our paint services are offered through Maaco, which was founded in 1972. Our 370 franchised locations, as of December 27, 2025, offer an extensive suite of services including paint services, surface preparation, protection, and refinishing, reconditioning, and other cosmetic external and internal repairs. Maaco primarily serves retail customers and commercial fleet operators and provides strong retail customer service at a much lower average price point than most collision centers, making it an economical option for minor auto body repair when customers prefer to not file an insurance claim.
Our Canadian glass repair services are primarily offered through Uniban. Uniban was founded in 1977 and is known as a leader in the category with 271 locations across Canada as of December 27, 2025, which are 96% franchised. Uniban offers replacement, repair, and calibration services for automotive glass to retail, commercial and insurance customers. In addition, we offer customized solutions to manage glass claims for insurance carriers.
Our 1-800 Radiator business, which was founded in 2001, is one of the largest franchised distributors in the automotive parts industry. 1-800 Radiator’s 201 locations, as of December 27, 2025, are almost exclusively franchised and distribute a broad, diverse mix of long-tail automotive parts, including radiators, air conditioning components, and exhaust products to automotive repair shops, auto parts stores, body shops, and other auto repair outlets. 1-800 Radiator’s operating model is fueled by proprietary algorithmic sourcing technology that enables franchisees to effectively order inventory, manage pricing, and deliver parts to customers within hours.
Our financial and operational training services are offered through ATI, which provides training services to independent repair and maintenance, and paint and collision shops. ATI’s core offering is a multi-year training package that is typically offered through a monthly subscription.
Auto Glass Now
We acquired the Auto Glass Now business in December 2021 and in 2022 and 2023 we acquired 11 additional auto glass repair businesses, making us the second-largest auto glass repair business in the U.S. auto glass repair category. Our Auto Glass Now business offers auto glass replacement, repair, and calibration services and serves retail, commercial, and insurance customers in the U.S. through 211 total locations and hundreds of mobile vans as of December 27, 2025.
Growth and Cash
We seek to deliver growth within Take 5 Oil and Auto Glass Now, as well as strong operating cash flows primarily through continued consistent performance in our diversified platform of franchised businesses. We have a diversified multi-channel business that can grow in various economic environments.
We believe our diversified platform is capable of offering a compelling and convenient service proposition to our customers by providing a wide breadth of services for all vehicle types and across multiple service categories including oil change, maintenance and repair, collision, paint, and glass.
We anticipate continued unit growth within Take 5 Oil supported by our franchised and company-operated location pipeline. A key strength of Take 5 Oil’s growth strategy is our ability to expand through both franchised and company-operated locations. Demand from franchisees to open new locations remains high, and many of our existing franchisees have established real estate pipelines in place. Take 5 Oil’s same store sales growth is achieved primarily through continued ramp-up of new stores, increased sales of premium offerings, and expansion of add-on products. Along with the current add-on products and services Take 5 Oil offers, we have a pipeline of new add-on offerings that could further drive growth.
Our Franchise Brands businesses allow us to maintain an asset-light operating model that delivers consistent cash flows to invest in the growth of our businesses. These established franchised brands provide consistent revenues with strong operating margins.
Auto Glass Now provides an additional growth lever for the Company. Auto Glass Now’s business model allows us to expand and capture additional market share by increasing the number of our mobile vans or building additional stores providing flexibility for efficient growth to meet customer demand. In addition, our auto glass services offerings, including windshield replacement, repairs, and calibrations, allow the Company to leverage existing network relationships to grow retail, commercial, and insurance business.
Net Unit Growth
We have a proven track record of unit growth and believe our competitive strengths provide us with a solid financial and operational foundation that positions us to deliver further unit growth. The markets in which we operate in North America are highly fragmented. The success of our unit expansion is supported by our data analytics capabilities and insights to enable optimal site identification and selection.
Our Take 5 business has grown to 1,342 locations and has generated strong same store sales and operating margins. We have a strong pipeline for franchise locations as well as greenfield company-operated stores locations and plan to continue to expand our market presence through these channels.

Our growth of franchised and company-operated locations is driven both by new store openings as well as conversions of independent market participants that do not have the benefits of our scaled platform. Our attractive unit-level economics, national brand recognition, strong insurance and fleet customer relationships, and beneficial shared services capabilities provide compelling economic benefits for our franchisees. As of December 27, 2025, we had agreements to open over 1,000 new franchised units, which provides us with visibility into future franchise unit growth.
Same Store Sales Growth
We have demonstrated an ability to drive attractive organic growth with positive same store sales performance over 17 of the past 18 years. Our initiatives to drive same store sales growth are detailed below:
•Take 5 Sales Growth: Take 5 Oil’s same store sales growth initiatives include customer acquisition, continued ramp-up of new stores, increased premium oil product mix, and expansion of add-on products. Take 5 Oil has continued to expand add-on offerings such as differential fluid exchanges, coolant services, and diesel fuel filters, which contributed to sustained revenue growth across the business throughout 2025.
•Commercial and Insurance Partnerships: We grow and maintain our commercial and insurance partnerships and win new customers by being a convenient and cost effective “one-stop-shop” service provider across our brands that cater to the extensive suite of automotive service needs for commercial customers, such as fleet operators and insurance carriers. These customers want to work with nationally scaled and recognized businesses with broad geographic coverage, extensive service offerings, strong operating metrics, and centralized billing services. In addition, we offer claims management services to customers to complement our core services. We are dedicated to expanding partnerships with existing commercial and insurance customers as well as attracting new national and local customers.
•Leverage Data Analytics to Optimize Marketing, Product Offerings, and Pricing: We have large, dedicated brand marketing funds supported by contributions from our franchisees and company-operated stores. We utilize insights from our data analytics engine to enhance our marketing and promotional strategy. For instance, our proprietary data algorithms optimize lead generation and conversion through personalized, targeted, and timely marketing promotions to our customers. In addition, our data provides insights that enable us to identify and roll out new product offerings, improve menu design, and optimize pricing structure across our brands. Use cases like these are regularly tested, refined, and deployed across our network to drive store performance.
Strong Cash Flows and De-leveraging
We continue to focus on deleveraging the balance sheet by prioritizing debt repayment. Along with our strong cash flows from our operations, we have been able to pay down debt using the proceeds from the sales of our U.S. Car Wash and International Car Wash businesses.

Leveraging the Strength of Our Platform
As a result of the investments we have made, we believe our shared services provide the ability to support expected future growth by leveraging the strength of our platform to enhance margins for franchised and company-operated locations. Further, in many instances, we provide our network with lower costs on supplies and services than could otherwise be purchased independently, augmenting our value proposition to franchisees and other network members as well as improving the performance of our company-operated locations. As we continue to grow, we believe we will continue to leverage our size and purchasing power, driving greater value to our overall system.
Company-Operated Store Strategy
Our company-operated store strategy involves executing our simple operating model, which allows us to adapt to changing economic conditions. In recent years, the Company has focused on standardizing practices and operating models across brands at company-operated locations. We continue to expand our company-operated footprint through greenfield openings as well as new vans in Auto Glass Now. Our company-operated stores benefit from the cross-brand procurement strategy resulting in lower operational costs. Our company-operated stores allow us to improve operations, training, marketing, and quality standards for the benefit of the entire company.
Franchising Strategy
Our franchising strategy is to grow our brands’ footprints in a capital efficient manner. Our franchise model leverages our proven brand playbooks, the market planning and site selection capabilities of our development team, and the local market expertise of our franchisees. Our attractive unit-level economics, national brand recognition, strong commercial fleet and insurance customer relationships, and beneficial shared service capabilities provide significant economic benefits for our franchisees.
We have a strong track record of opening stores with both existing and new franchisees, and we follow strict guidelines in selecting and approving franchisees who go through extensive interview processes, background checks, and are subject to financial and net-worth-based requirements.
Franchise Agreements
For each of our franchisees across our brands, we enter into a franchise agreement setting forth the terms and conditions of the franchise relationship and location. Under our franchise agreements, we generally grant franchisees the right to operate using our marks and operating system for an initial term (generally 5 to 20 years) with the option to renew their agreements. All proposed new store sites require formal approval from us. Generally, franchisees pay Driven Brands a lump sum initial franchise license fee and ongoing franchise royalties, typically based on a percentage of gross sales. Franchisees of some of our brands also make, or may be required to make, contributions towards marketing funds, typically based on a percentage of gross sales or, in some instances, based on a flat amount or weekly marketing budgets in the applicable designated marketing area.
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
Marketing Strategy
We attract new customers by executing a balanced marketing strategy that combines broad-reach brand campaigns with cost-efficient, data-driven local campaigns and drive repeat business by delivering exceptional customer experiences. Our comprehensive strategy positions us well to capitalize on new opportunities and drive long-term growth.
We use a variety of marketing techniques to build awareness of, and create demand for, our brands and the products and services they offer. Our advertising strategy includes Customer Relationship Management (“CRM”), social and digital media as well as television, print, radio, and sponsorships. We have implemented data-driven marketing practices and have dedicated brand marketing funds supported by contributions from our franchisees and company-operated stores.
Industry Overview and Competition
We compete with a variety of service providers within the highly-fragmented automotive services and parts distribution industries. Competitors include international, national, regional, and local repair and maintenance shops, oil change shops, paint and collision repair shops, glass repair and replacement shops, automobile dealerships, and suppliers of automotive parts, including online retailers, wholesale distributors, hardware stores, and discount and mass market merchandise stores. Given the fragmentation of the industry, our competitors include a relatively limited number of large providers of scale. Typically, our competitors offer services within one of our categories; however, few competitors offer services across multiple categories like Driven Brands. We believe the core competitive factors in our industry are scale, geographic reach, brand awareness, service pricing, speed and quality, and customer satisfaction.
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
Government Regulations and Other Regulatory Matters
Our operations are subject to numerous federal, state, local, and provincial laws and regulations in North America in areas such as consumer protection, occupational licensing, environmental protection, data privacy, labor and employment, tax, permitting, and other laws and regulations. In certain jurisdictions, we must obtain licenses or permits to comply with standards governing employee selection, training, and business conduct.
We, as a franchisor, are subject to various U.S. state and federal laws and Canadian provincial laws that regulate our franchising activities, including those rules adopted by the Federal Trade Commission (the “FTC”) in the U.S. The FTC requires that franchisors make extensive disclosures to prospective franchisees before the execution of a franchise agreement or the making of any payment to the franchisor or its affiliate relating to a franchise sale. Fourteen states require registration and, together with at least one other state, require specific disclosure in connection with franchise offers and sales, and over twenty states and U.S.

territories have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or withhold consent to the renewal or transfer of these agreements. In addition, the majority of the provinces in Canada regulate the offer and sale of franchises as well as certain aspects of the franchise relationship. While there are no registration requirements under the provincial franchise laws, they do require pre-sale disclosures similar to those that exist in the U.S.
We are not aware of any federal, state, local, provincial, or other laws or regulations that are likely to materially alter or impact our revenues, cash flow, or competitive positions or result in any material capital expenditures. However, we cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation, rules or regulations or the future interpretation of any existing laws, rules or regulations, including any newly enacted laws, rules or regulations, which may impact us or our franchisees.
Employees and Human Capital Resources
As of December 27, 2025, we employed approximately 7,100 full-time employees, including approximately 6,500 employees at company-operated locations, excluding employees within our discontinued operations, which were divested in April 2025 and January 2026. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain, and motivate our employees, executive officers, and directors through the granting of share-based compensation awards and cash-based performance bonus awards. We strive for exceptional performance and results, which is why meritocracy and performance-based compensation are part of our core values. We provide employees with the opportunity to grow and to be rewarded based on results.
Our franchises are independently owned and operated businesses. As such, employees of our franchisees are not employees of Driven Brands.
Intellectual Property
Our trademarks are important to our marketing efforts and conduct of business. We own or have the rights to use certain trademarks, service marks, and trade names that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the U.S. or other jurisdictions in which we operate. Trademarks that are important in identifying and distinguishing our products and services include, but are not limited to ABRA®, CARSTAR®, DrivenBrands®, MAACO®, Meineke Car Care Center®, Take 5 Oil Change®, AutoGlassNow®, and 1-800-Radiator & A/C®. We license or sublicense, as applicable, the Fix Auto trademark for use in connection with our business in the U.S. We also own domain names, including our primary domain “www.drivenbrands.com.”
Seasonality
Seasonal changes, including inclement weather, impact the demand for our automotive repair and maintenance services, and products. For example, customers may defer or forego vehicle maintenance such as oil changes at any time during periods of inclement weather. In addition, customers may purchase fewer undercar services during the winter months, when miles driven tend to be lower.
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
•Our failure or our franchisees’ failure to comply with health, employment, and other federal, state, local, and provincial laws, rules, and regulations may lead to losses and harm our brands.
•We identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or other deficiencies in the future, or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.
•Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, restricts our ability to issue equity securities and could impact our listing on Nasdaq.
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
The automotive aftermarket industry is highly competitive, and we are subject to a wide variety of competitors across the “do it for me” (“DIFM”) and “do-it-yourself” (“DIY”) automotive services industries. Competitors include international, national, regional and local repair and maintenance shops, paint and collision repair shops, glass repair and replacement shops, automobile dealerships, oil change shops, and suppliers of automotive parts, including online retailers, wholesale distributors, hardware stores, and discount and mass market merchandise stores. The large number and variety of market participants creates intense competition with respect to the scale, geographic reach, price, service, quality, brand awareness, customer satisfaction, and adherence to various insurance carrier performance indicators. Some of our competitors have consolidated smaller and independent automotive services brands and shops to achieve additional efficiencies and economies of scale.
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
•Advances and changes in automotive technology and parts design, may result in cars needing repairs and maintenance, such as motor oil changes, less frequently, and parts lasting longer, may make customers more likely to use dealership automotive repair services, may reduce the frequency of accidents, or may increase the cost to our locations to obtain relevant parts or training for employees.
•Economic downturns, such as declining economic conditions may cause customers to defer vehicle maintenance, repairs, oil changes, or other services, obtain credit, or repair and maintain their vehicles themselves. During periods of good economic conditions, consumers may decide to purchase new vehicles rather than having their older vehicles serviced. In addition, economic weaknesses and uncertainty may cause changes in consumer preferences, and if such economic conditions persist for an extended period of time, this may result in consumers making long-lasting changes to their spending behaviors in the automotive aftermarket markets. Economic weakness and uncertainty may disproportionately impact certain of our segments, particularly those that provide more discretionary services.
•Weather, as mild weather conditions may lower the failure rates of automotive parts or result in fewer accidents or slower deterioration of paints and coatings, resulting in the need for fewer automotive repairs and less frequent automotive maintenance services. In addition, inclement weather may cause customers to defer or forego vehicle maintenance, such as oil changes.
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
•Changes in travel patterns, which may be exacerbated by weak economic conditions, may cause consumers to rely more heavily on mass transportation or to travel less frequently.
•Payments for automobile repairs, which may be dependent on insurance programs, and insurance companies may require repair technicians to hold certain certifications that the personnel at our locations do not hold.
•Changes in governmental regulations affecting the automotive sector may cause uncertainty, including pollution prevention laws, which may affect demand for automotive repair and maintenance services, or decisions by states or counties to no longer require annual car maintenance, may increase our costs or decrease our revenue in unknown ways.
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
•variations in the cost of, availability of and shipping costs of motor oil and automobile supplies, parts, paints, refinish coatings, glass, and chemicals;
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
•prolonged government shutdowns;
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
Our business is impacted by the operational and financial success of our franchisees, including the franchisees’ implementation of our strategic plans and their ability to secure adequate financing to execute those plans. Our franchisees may be impacted by weakened economic conditions such as elevated interest rates, inflation, and rising construction costs. If our franchisees are unable to secure adequate sources of financing, they may slow their pace of development and fail to meet the growth targets set forth in their respective area development agreements. If our franchisees are unsuccessful in meeting the requirements of their respective area development agreement, our revenues may decline and our business could be adversely affected. In some circumstances we may offer extended payment terms or make other concessions, which decreases our revenues. In limited circumstances, we also may be required to make lease payments or complete repair or maintenance without being able to collect payments on domestic locations that we lease from landlords and then sublease to the franchisees in the event franchisees fail to pay rent under the subleases. Additionally, refusal on the part of franchisees to renew or their insistence to restructure their franchise agreements may result in decreased payments from franchisees. Entering into restructured franchise agreements may result in reduced franchisee payment royalty rates in the future. Furthermore, if our franchisees are not able to obtain the financing necessary to complete planned remodel and construction projects, they may be forced to postpone or cancel such projects.
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
The demand for our automotive repair and maintenance services and products may be adversely affected by continuing developments in automotive technology, including self-driving and electric vehicles and shared mobility. Some cars produced by certain automotive manufacturers last longer and require service and maintenance at less frequent intervals, or they may require more specialized service and maintenance than we offer at our locations. Quality improvement of manufacturers’ original equipment parts has in the past reduced, and may in the future reduce, demand for our services and products, adversely affecting our sales. For example, manufacturers’ use of stainless steel exhaust components has increased the life of those parts, thereby decreasing the demand for exhaust repairs and replacements. Longer and more comprehensive warranty or service programs offered by automobile manufacturers and other third parties also could adversely affect the demand for our products and services. New automobile owners may also choose to have their cars serviced by a dealer during the period that the car is under warranty. In addition, advances in automotive technology, such as accident-avoidance technology, continue to require us to incur additional costs to update diagnostic capabilities and technical training programs or may make providing such training programs more difficult. Accident-avoidance technology may also decrease the number of collisions that occur, which could decrease demand for our services. These advances could increase our costs and reduce our profits and may materially and adversely affect our business and results of operations.
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
Ongoing increases in employee wages, benefits, and insurance and other operating costs such as commodity costs, legal claims, insurance costs, and costs of borrowing have adversely affected our operations and administrative expenses at our locations and may do so again in the future. Factors beyond our control may cause our operating costs to increase, such as weather conditions, natural disasters, disease outbreaks, global demand, product recalls, inflation, civil unrest, tariffs, and government regulations. For example, increases in gasoline prices could result in the imposition of fuel surcharges by distributors used by us and our franchisees, which would increase the cost of operations. Any increase in such costs for our locations could reduce our and our franchisees’ sales and profit margins if we choose not, or are unable, to pass the increased costs to our customers.
In addition, elevated interest rates may impact land acquisition and construction costs as well as the cost and availability of credit and locations available to lease, thereby adversely affecting our and our franchisees’ ability to finance the development of additional locations and maintenance of existing locations. Inflation can also cause increased commodity, labor, and benefits costs which could reduce the profitability of our locations. Any of the foregoing increases could adversely affect our and our franchisees’ business and results of operations.
High levels of economic inflation may increase our operating costs, influence demand for our products, and impact the profitability of our business.
The U.S. has been experiencing high levels of price inflation across a wide variety of economic sectors. There can be no assurances as to how high such inflation will go and/or how long such elevated levels of inflation may persist. High levels of inflation may influence employee and staffing costs and costs of goods and services required to be purchased by the Company and its Franchisees. Driven Brands and its Franchisees may not be able to offset the negative impact of inflation with increased prices, and increased prices may decrease demand for our products and services. In addition, high levels of inflation may impact consumers and decrease demand for products and services purchased by Driven Brands’ customers. Any of the above could have a material adverse effect on our results of operations.

Our locations may experience difficulty hiring and retaining qualified personnel, resulting in higher labor costs.
The operation of our locations requires both entry-level and skilled employees and trained and experienced automotive field personnel are in high demand and short supply at competitive compensation levels in some areas, which has resulted in increased labor costs. From time to time, our franchisees and we may experience difficulty hiring and retaining such qualified personnel. Competition for employees and wage inflation may also result in difficulties in hiring and retaining key qualified personnel. In addition, the formation of unions may increase the operating expenses of our locations. Any such future difficulties could result in a decline in the sales and operating results of our locations, which could in turn materially and adversely affect our revenues, results of operations, business, and financial condition.
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
In the event that liability to third parties arises, such parties could seek to recover their losses from us, whether or not they are legally or contractually entitled to do so, which could increase litigation costs or result in liability for us. Additionally, a substantial unsatisfied judgment could result in the bankruptcy of one or more of our operating entities, which could have a material adverse effect on our results of operations, business, and financial condition.
Increases in supply costs could adversely affect our results of operations.
The operation of our locations requires large quantities of automotive supplies. Our success depends in part on our ability to anticipate and react to changes in supply costs and availability, and we are susceptible to increases in primary and secondary supply costs as a result of factors beyond our control. These factors include general economic conditions, significant variations in supply and demand, tariffs, seasonal fluctuations, fluctuations in the value of currencies in the markets in which we operate, commodity market speculation, government regulations, pandemics, and weather conditions.
Higher supply costs or limited supply availability could reduce our profits, which in turn may materially and adversely affect our business and results of operations. This volatility could also cause our franchisees and us to consider changes to our product delivery strategy and result in adverse adjustments to pricing of our services.
Geopolitical uncertainty, including tariffs imposed by the U.S. and/or other governments could increase our supply costs, which could materially and adversely affect our business and results of operations.
Higher tariffs imposed by the U.S. and elsewhere have increased our supply costs and could adversely impact our profitability if we are unable to pass along those higher costs to our customers. Moreover, new tariffs could make our products increasingly expensive for customers, potentially suppressing customer demand. We may not be able to offset the financial impact of tariffs through price increases to customers. Trade policies of the U.S. and other nations could result in the adoption of additional tariffs and other trade restrictions by various nations, leading to a global trade war and reducing the competitiveness of our products in certain markets. Any of the foregoing could materially and adversely affect our business and results of operations.
Additionally, economic and geopolitical events, such as the conflict between Russia and Ukraine, the U.S. conflict with Iran, and conflict in other parts of the Middle East have, and may continue to, lead to further disruption, instability, and volatility in global markets, including higher oil prices or other costs and negatively impact our business. For example, the U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests, and threatened additional sanctions and controls. In addition, the conflict with Iran could lead to long-term increases in the cost of oil and cause supply chain disruption. This conflict is rapidly developing, and its impact on our business is difficult to predict. The impact of these and other potential measures, as well as potential responses to them, could adversely affect our business, supply chain, partners, or customers.

Decreases in our product sourcing revenue could adversely affect our results of operations.
We supply franchisees and our company-operated locations with certain products required to operate applicable locations, and provide our 1-800 Radiator franchisees with the ability to purchase certain products required to operate applicable locations. We may also supply third parties with certain products. Currently, 1-800 Radiator franchisees may be required by their franchise agreements to purchase products from the 1-800 Radiator electronic network, though they may not be required to do so in the future.
In addition, our Driven Advantage platform allows our company-operated stores and certain partners to purchase many of the products and supplies necessary to operate their locations. Our partners, including certain franchisees, may, but are not required to, purchase products from us, and may in the future decide not to do so. While it is our expectation that we will continue to benefit from product sourcing income and pricing arrangements, there can be no assurance that such income and arrangements will continue to be renewed or replaced. Our failure to maintain our current product sourcing income could have a material adverse effect on our sales and profit margins, which in turn could materially and adversely affect our business and results of operations.
We benefit from negotiated discounts with certain large oil and other suppliers based on our scale and ability to meet volume requirements. Our failure to negotiate beneficial terms in the future or failure to meet volume requirements could have a material adverse effect on our sales and profit margins. A portion of our distribution income is based on the growth and expansion of Take 5 Oil locations as well as beneficial pricing negotiated with suppliers and ability to manage unit labor and shipping costs. Decreases in the volume of purchases by franchisees, company-operated stores, or third parties, or increases in costs of products, labor, or shipping could have a material adverse effect on our sales and profit margins.
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
We and our franchisees are dependent upon frequent deliveries of automobile parts, motor oil, and other supplies that meet our quality specifications. Shortages or interruptions in the supply of automobile products, motor oil, or other supplies caused by unanticipated demand, problems in production or distribution, war, acts of terrorism, cyber attacks, financial or other difficulties of suppliers, labor actions, changes in government regulations, inclement weather, natural disasters, such as floods, drought, and hurricanes, outbreak of disease, including pandemics, or other conditions have adversely affected the availability, quality and cost of supplies for such products, and could do so again in the future, which could lower our revenues, increase operating costs, damage brand reputation, and otherwise harm our business and the businesses of our franchisees. Such shortages or interruptions could reduce our sales and profit margins, which, in turn, may materially and adversely affect our business and results of operations.
Our business depends on the willingness of suppliers, distributors, and service providers to supply our locations with goods and services pursuant to customary credit arrangements which may be available in the future on less favorable terms or not at all.
As is common in the automotive services and parts distribution industries, our locations purchase goods from suppliers, distributors, and service providers pursuant to customary credit arrangements. Changes in our capital structure and our franchisees’ capital structures, or other factors outside our control, may cause our suppliers, distributors and service providers to change their customary credit arrangements. Any event affecting trade credit from suppliers, distributors, and service providers (including any inability of such suppliers, distributors, and service providers to obtain trade credit or factor their receivables on favorable terms or at all) or our and our franchisees’ available liquidity, could reduce the resources available to support our locations, which in turn could affect our and our franchisees’ ability to execute business plans, develop or enhance products or services, take advantage of business opportunities, or respond to competitive pressures.
Our failure to build and maintain relationships with insurance partners could adversely affect our business.
A significant portion of the profits generated by certain of our brands in the Franchise Brands segment, such as ABRA, CARSTAR, and Fix Auto as well as our Auto Glass Now segment are derived from insurance companies. Many insurance companies have systems, agreements, and minimum service levels that they use to allocate services and repairs. If we or enough of our franchisees fail to perform services for an insurance provider in accordance with the insurance provider’s systems or minimum service levels, we may not receive work from the insurance provider. Further, our ability to continue to grow our business, including opening additional locations to maintain existing business volume and pricing, is related to our ability to maintain and grow our relationships with insurance providers. The inability to establish or build relationships with insurance providers could have a material adverse effect on the operations and business prospects of one or more of our brands.
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
Our growth strategy may not succeed if we are unable to successfully enter new markets, including selecting appropriate sites for our locations, and if we and our franchisees are unable to construct new locations, complete remodels of our existing locations, convert non-Driven Brands locations, or if we are unable to maintain and/or deepen our penetration in existing markets.
Our growth strategy includes entering into franchise agreements and development agreements with franchisees who will open additional locations in markets where there are either an insufficient number, relatively few, or no existing locations. We rely heavily on these franchisees and developers to grow our franchise systems, and there can be no assurance that we will be able to successfully expand or acquire critical market presence for our brands. Consumer characteristics and competition in new markets may differ substantially from those in the markets where we currently operate. Additionally, we may be unable to identify qualified franchisees or appropriate locations, develop brand recognition, successfully market our products, or attract new customers in such markets. Further, we may refranchise company-operated locations to franchisees or build new locations to lease to franchisees in the future. The success of these transactions is dependent upon the availability of sellers and buyers, qualified franchisees, the availability of financing, and our ability to negotiate transactions on terms deemed acceptable. In addition, the operations of locations that we acquire may not be integrated successfully, and the intended benefits of such transactions may not be realized.
We and our franchisees face many other challenges in opening additional locations, including:
•availability of financing on acceptable terms;
•negotiation of acceptable lease terms;
•availability of desirable site locations;
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

A component of our business strategy includes the construction of additional locations and the renovation and build-out of existing locations, and a significant portion of the growth in our sales and profit margins will depend on growth in comparable sales for our locations. We face competition from other operators, retail chains, companies, and developers for desirable site locations, which may adversely affect the cost, implementation, and timing of our expansion plans. We also face the risk that certain geographies we operate in will become saturated, limiting the availability of new desirable site locations. If we experience delays in the construction or remodeling processes, we may be unable to complete such activities at the planned cost, which could adversely affect our business and results of operations. Additionally, we cannot guarantee that such remodeling will increase the revenues generated by these locations or that any such increases will be sustainable. Likewise, we cannot be sure that the sites we select for additional locations will result in locations which meet sales expectations. Our failure to add a significant number of additional locations or grow comparable sales at those locations could materially and adversely affect our business and results of operations.
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
We have made and may continue to pursue acquisitions and strategic investments as part of our business strategy, which involve risks and uncertainties. For example, there is no assurance that we will find suitable acquisition or investment candidates or be able to complete these transactions on favorable terms, if at all. We may also discover liabilities or deficiencies associated with any companies acquired that were not identified in advance, which may result in unanticipated costs. The effectiveness of our due diligence review and ability to evaluate the results of such due diligence may depend upon the accuracy and completeness of statements and disclosures made or actions taken by the target companies or their representatives. As a result, we may not be able to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. In addition, acquisitions involve risks related to difficulties in the assimilation of operations, systems, controls, technologies, personnel, services, and products of the acquired company, the potential loss of key employees, customers, suppliers, and distributors of the acquired companies, the inability to realize the anticipated benefits and synergies within a reasonable time, and the diversion of our management’s attention from other business matters. Further, we may incur significant costs to integrate and support acquired companies. Any of these factors could adversely affect our business, financial results, and reputation.
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
We may pursue strategic acquisitions as part of our business strategy. If we are able to identify acquisition candidates, such acquisitions may be financed with a substantial amount of additional indebtedness. Although the use of leverage presents opportunities to increase our profitability, it has the effect of potentially increasing losses as well. If income and appreciation from acquisitions acquired through debt are less than the cost of the debt, our total return will decrease. Accordingly, any event which adversely affects the value of an acquisition will be magnified to the extent we are leveraged and we could experience losses substantially greater than if we did not use leverage.
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
Guaranties associated with the lease obligations of divested entities could adversely affect our results of operations or financial condition.
Prior to the sale of our U.S. Car Wash business, we guaranteed certain real estate leases entered into by the subsidiaries that operated our U.S. Car Wash business. As a result of the sale of our U.S. Car Wash business, those subsidiaries, the primary obligors under the leases, are now owned by a third party not controlled by us. We remain the guarantor under certain of the leases.
If a primary obligor fails to perform under the terms of a lease, we could be required, under the corresponding guaranty, to satisfy some or all of the guaranteed obligations under such lease, including rent, taxes, insurance, maintenance costs, and other related expenses, which could adversely affect our results of operations and financial condition.
Our business is subject to seasonality.
Seasonal changes may impact the demand for our automotive repair and maintenance services and products. Customers may purchase fewer under car services during the winter months, when miles driven tend to be lower. Conversely, demand for collision repair and services is lower outside of winter months, when collisions are typically less common due to improved driving conditions. Our 1-800 Radiator brand also experiences seasonal fluctuations related to the sale of air conditioning and heating parts. In addition, customers may defer or forego vehicle maintenance, such as oil changes, during periods of inclement weather. In our locations that sell or rotate tires, sales decrease during the period from January through April and in September. Profitability of franchisees is also typically lower during months in which revenue composition is more heavily weighted toward tires, which is a lower margin category. In addition, profitability in certain areas of North America may be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher. Unusual decreases in demand for automotive repair and maintenance services and products may occur as a result of weak economic conditions, governmental shutdowns, or geopolitical uncertainty. Any such decrease occurring during historically high-demand periods could disproportionately reduce our sales and profit margins, which in turn may materially and adversely affect our business and results of operations.
Our business may be adversely impacted by the geographic concentration of our locations.
Although our franchise agreements provide franchisees with varying degrees of territory exclusivity, these territories may be relatively small, and overall, there is a geographic concentration of our locations in certain countries, states, regions, and provinces. As a result, economic conditions, weather conditions, and natural disasters in particular areas may have a disproportionate impact on our business. As of December 27, 2025, there were locations in 49 states in the U.S. and Canada. In the U.S., our locations were most concentrated in California, Texas, Florida, Illinois, and Ohio, in Canada our locations were most concentrated in Ontario and Quebec. Adverse economic conditions, weather conditions, or natural disasters in the countries, states, regions, or provinces that contain a high concentration of our locations could have a material adverse impact on our sales and profit margins in the future, which in turn could materially and adversely affect our business and results of operations.
Our operations are subject to various risks and uncertainties, including adverse economic conditions or a debt crisis, which could adversely affect our business.
We have international operations in Canada. The financial conditions of our international franchisees may be adversely impacted by political, economic, or other changes in these markets. In addition, payments we receive from our international franchisees may be affected by recessionary or expansive trends, increasing labor costs, changes in applicable tax laws, changes in inflation rates, changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds, application of tariffs to supplies and goods, expropriation of private enterprises, political and economic instability, and other external factors in these markets.
Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. An economic downturn may result in a reduction in the demand for our services and products, longer payment cycles, slower adoption of new technologies, and/or increased price competition. Any deterioration of economic conditions in, Canada could have a material adverse impact on financial markets and economic conditions in the U.S. and throughout the world.
In addition, we and our current or future franchisees face many risks and uncertainties in opening additional international locations, including differing cultures and consumer preferences, diverse government regulations and tax systems, challenges securing acceptable suppliers, difficulty in collecting payments and longer payment cycles, uncertainty with respect to intellectual property protections, differing laws regarding contract enforcement and legal remedies, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements, development agreements, and agreements related thereto (collectively, the “franchise documents” with respect to franchisees), the selection and availability of suitable sites for our locations, currency regulation, government intervention favoring local competitors, data localization efforts, and other external factors. Further, changing labor conditions may result in difficulties in staffing and training at franchised and company-operated locations. Any of the foregoing may materially and adversely affect our business and results of operations.
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
As part of our marketing efforts, we rely on print, television and radio advertisements, as well as search engine marketing, web advertisements, CRM, social media platforms, and other digital marketing to attract and retain customers. These efforts may not be successful, particularly during times of economic instability, resulting in expenses incurred without the benefit of higher revenues or increased employee or customer engagement. If our marketing efforts fail to meet the expectation of our stockholders, customers, employees, or other stakeholders, it could adversely affect our reputation. Customers are increasingly using internet sites and social media to inform their purchasing decisions and to compare prices, product assortment, and feedback from other customers about quality, responsiveness and customer service before purchasing our services and products. If we are unable to continue to develop successful marketing and advertising strategies, especially for online and social media platforms, or if our competitors develop more effective strategies, we could lose customers and sales could decline. In addition, a variety of risks are associated with the use of social media and digital marketing, including the improper disclosure of proprietary information, negative comments about or discussion of negative incidents regarding us, exposure of personally identifiable information, or fraud, . The inappropriate use of social media and digital marketing vehicles by us, our franchisees, customers, employees, or others could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Many social media platforms immediately publish the content, videos, and/or photographs created or uploaded by their subscribers and participants, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of negative information related to our brands could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. The occurrence of any such developments could have an adverse effect on our business results and on our profits.
Our failure or our franchisees’ failure to comply with health, employment, and other federal, state, local, and provincial laws, rules, and regulations may lead to losses and harm our brands.
Our franchisees and we are subject to various federal, state, local, provincial, and foreign laws and are subject to a variety of litigation risks, including, but not limited to, customer claims, TCPA Claims, claims alleging violations of consumer protection laws, product liability claims, personal-injury claims, environmental claims, employee allegations of improper termination, harassment and discrimination, wage and hour claims and claims related to violations of the Americans with Disabilities Act of 1990 (“ADA”), the Family and Medical Leave Act (“FMLA”), and similar foreign, state, local, and provincial laws, the Foreign Corrupt Practices Act and similar anti- bribery and corruption laws and regulations, religious freedom, the Fair Labor Standards Act (“FLSA”), applicable Canadian employment standards legislation, the Dodd-Frank Act, the Health Care Reform Act, the Electronic Funds Transfer Act, the Payment Card Industry Data Security Standards, franchise laws, ERISA and intellectual property claims. The successful development and operation of our locations depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. Our locations’ operations are also subject to licensing and regulation by state, local, and provincial departments relating to safety standards, motor vehicle repairs, federal, state, and provincial labor and immigration law (including applicable equal pay and minimum wage requirements, overtime pay practices, reimbursement for necessary business expense practices, classification of employees, working and safety conditions and work authorization requirements), federal, state, local, and provincial laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the ADA, the Health Care Reform Act and applicable human rights and accessibility legislation, and subsequent amendments.

The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and provinces along with rules promulgated by the U.S. Federal Trade Commission. In 2025, the American Franchise Act was introduced in the U.S. House of Representatives, a bill that would codify the legal definition of joint employer and decrease the responsibility of franchisors in relation to their franchisees’ labor law compliance. While this legislation could decrease our regulatory compliance burdens, any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationships with our franchisees.
Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future sales, which could reduce profits, which in turn could materially and adversely affect our business and results of operations.
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
We have experienced and expect increases in payroll expenses because of federal, state, and provincial mandated increases in the minimum wage, and although such increases are not expected to be material, there can be no assurance that there will not be material increases in the future. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to our brands. Enactment and enforcement of various federal, state, local, and provincial laws, rules, and regulations on immigration and labor organizations may adversely impact the availability and costs of labor in any of the countries in which we operate. Evolving labor and employment laws, rules, and regulations could also result in increased exposure on our part for labor and employment related liabilities that have historically been borne by franchisees.
Increased health care costs could have a material adverse effect on our business and results of operations. These various laws and regulations could lead and have led to enforcement actions, fines, civil or criminal penalties, or the assertion of litigation claims and damages. In addition, improper conduct by our franchisees, employees, or agents could damage our reputation and lead to litigation claims, enforcement actions and regulatory actions, and investigations, including, but not limited to, those arising from personal injury, loss or damage to personal property, or business interruption losses, which could result in significant awards or settlements to plaintiffs and civil or criminal penalties, including substantial monetary fines. Such events could lead to an adverse impact on our financial condition, even if the monetary damage is mitigated by insurance coverage.
Noncompliance by us or our franchisees with any of the foregoing laws and regulations could lead to various claims and reduced profits as set forth in more detail below under “Risk Factors—Complaints or litigation may adversely affect our business and reputation.”
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
We and our franchisees are currently, have been and may in the future be subject to claims, including class action lawsuits, filed by customers, franchisees, independent operators, employees, stockholders, suppliers, landlords, governmental authorities, and others, including as a result of violations of the laws set forth above under “Risk Factors — Our failure or our franchisees’ failure to comply with health, employment, and other federal, state, local, and provincial laws, rules, and regulations may lead to losses and harm our brands.” and “Risk Factors —Our locations are subject to certain environmental laws and regulations” Significant claims may be expensive to defend and may divert time and resources away from our operations, causing adverse impacts to our operating results. In addition, adverse publicity related to litigation could, even if such litigation is not valid, or a substantial judgment against us could negatively impact the reputation of our brands, resulting in further adverse impacts to results of operations.
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
Certain governmental authorities and private litigants have asserted claims against franchisors for provisions in their franchise agreements which restrict franchisees from soliciting and/or hiring the employees of other franchisees or the applicable franchisor. Claims against franchisors for such “no-poaching” clauses include allegations that these clauses violate state and federal antitrust and unfair practices laws by restricting the free movement of employees of franchisees or franchisors (including both corporate employees and the employees of company-operated locations), thereby depressing the wages of those employees. All of our brands operating in the U.S. have had no-poaching clauses in their franchise agreements. No-poaching clauses were removed from our franchise agreements in the U.S. in 2019, and we have notified franchisees that we do not intend to enforce the no-poaching clauses in their existing franchise agreements. Brands operating outside of the U.S. also have deleted the no-poaching clauses, if any, contained in new franchise agreements. Our brands may be subject to claims arising out of their prior inclusion of no-poaching clauses in their franchise agreements that may have restricted the employment opportunities of employees of our brands. Any adverse results in any cases or proceedings that may be brought against our brands by any governmental authorities or private litigants may materially and adversely affect our business and results of operations.
We may have product liability exposure that adversely affects our results of operations.
Our locations and franchisees may receive or produce defective products, which may adversely impact the relevant brand’s equity, and financial results. There can be no assurance that the insurance held by us, our vendors, or franchisees will be adequate to cover the associated risks of the sale of defective products, or that, we or our franchisees will be able to continue to procure the same amount of insurance or to secure an increase in its insurance coverage. Accordingly, in cases in which a franchisee experiences increased insurance premiums or must pay claims out of pocket, the franchisee may not have the funds necessary to make franchisee payments owed to us. In cases in which insurance premiums increase or claims are required to be paid by us, the profitability of our business may decrease. Each of these outcomes could, in turn, materially and adversely affect our business and results of operations. In the event that product liability arises, to the extent such liability is either not covered by our or the franchisees’ insurance or exceeds the policy limits of our or the franchisees’ insurance, the aggrieved parties could seek to recover their losses from us, whether or not we are legally or contractually entitled to do so, which could increase litigation costs or result in liability for us.
We are subject to payment-related risks.
For our sales to our customers, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, and electronic payment systems. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure, or failure of our independent service providers, to comply with the foregoing rules or requirements could harm our brand, reputation, business, and results of operations.
Catastrophic events may disrupt our business in a manner that adversely affects our business.
Unforeseen events, including war, terrorism and other international, regional or local instability, or conflicts (including current or future civil unrest and labor issues), embargoes, public health issues, and natural disasters such as hurricanes, earthquakes, wildfires, tornadoes, or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of franchisees, distributors, suppliers, or customers, or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive products from our distributors or suppliers, which could have a material adverse effect on our business and results of operations.
Instability, disruption, or destruction caused by civil insurrection, social unrest, or government actions may affect the markets in which we operate, our suppliers, customers, sales of products, and customer service.
Our business, and the business of our suppliers, may be adversely affected by instability, disruption, or destruction caused by riots, civil insurrection, social unrest, man-made disasters, or criminal activity. In recent years, there have been significant demonstrations and protests in cities throughout the U.S. Though these demonstrations have been generally peaceful, in some instances they were accompanied by damage and loss of merchandise. Similar protests could result in closures of some of our locations, declines in customer traffic, and/or property damage and loss. Further, governmental authorities in affected cities and regions may take action in an effort to protect people and property while permitting lawful and non- violent protest, including curfews and restrictions on business operations, which could potentially be disruptive to our operations or harm consumer confidence. [Heightened immigration enforcement activities and increased military presence in certain U.S. cities may also reduce customer traffic to our locations.] In addition, consumer reaction to any statements our franchisees or we make in response to any protests, or to matters directly or indirectly related to protests, could be perceived in a way that negatively impacts our reputation, value and image. All of the foregoing, may negatively affect our sales, which could have a material adverse effect on our business and results of operations.
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
Our intellectual property is material to the conduct of our business. Our success depends on our and our franchisees’ continued ability to use our intellectual property and on the adequate protection and enforcement of such intellectual property. We rely on a combination of trademarks, service marks, copyrights, trade secrets, and similar intellectual property rights to protect our brands. The success of our business strategy depends, in part, on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our branded services and products in both existing and new markets.
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
There can be no assurance that the steps we have taken and may take in the future to protect and maintain our rights in our intellectual property will be adequate, or that third parties will not infringe, misappropriate, or violate our intellectual property. If any of our efforts to protect our intellectual property are not adequate, or if any third party infringes, misappropriates or violates our intellectual property, the value of our brands may be harmed. As a result, if we are unable to successfully protect, maintain, or enforce our rights in our intellectual property, there could be a material adverse effect on our business and results of operations. Such a material adverse effect could result from, among other things, consumer confusion, dilution of the distinctiveness of our brands, or increased competition from unauthorized users of our brands, each of which may result in decreased revenues and a corresponding decline in profits. In addition, to the extent that we do, from time to time, institute litigation to enforce our intellectual property rights, such litigation could result in substantial costs and diversion of resources and could negatively affect profits, regardless of whether we are able to successfully enforce such rights.
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
We are dependent upon our information systems, including software and platforms provided by third parties, certain of our own proprietary software, and other information technology to properly conduct our business, including, but not limited to, point-of-sale processing in our locations, management of our supply chain, collection of cash, payment of obligations, and various other processes and procedures. See “Risk Factors — We do not own certain software that is used in operating our business and our proprietary platforms and tools incorporate open-source software.” herein. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these information technology systems. The failure of these systems to operate effectively, an interruption, problems with maintenance, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from our locations, or a breach in security of any of these systems could result in loss of sales and franchise royalty payments, cause delays in customer service, result in the loss of data, create exposure to litigation, reduce efficiency, cause delays in operations, or otherwise harm our business or reputation. Significant capital investments might be required to remediate any problems. Any security breach involving any of our point-of- sale or other systems could result in a loss of consumer confidence and potential costs associated with fraud or breaches of data security laws. Also, despite our considerable efforts to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur, resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. A security breach of our computer systems or information technology could require us to notify customers, employees, or other groups, result in adverse publicity, loss of sales and profits, and could result in penalties or other costs that could adversely affect the operation of our business and results of operations.
As a part of our ongoing technology and process improvements, we have implemented, and expect to continue to implement, new accounting and finance systems, including, for example, an enterprise resource planning (“ERP”) system, the first stage of which went live in 2024. The ERP system and supporting systems are designed to provide a standardized method of accounting for the enterprise and enhance our ability to implement strategic initiatives. Any complications resulting from the implementations of any systems, including our ERP system, could result in unexpected costs, diversion of our management’s attention and resources, or interruptions to our business operations. Complications resulting from system implementations could also cause challenges with maintaining and achieving effective internal controls, and adversely affect our ability to timely and accurately report financial information, including the filing of our quarterly or annual reports with the SEC. In the time following any implementation of an ERP system and supporting systems, we may experience disruption of our financial functions, potential loss or corruption of data, and technical challenges with migration from legacy systems. If we experience unforeseen problems with the ERP system and any supporting system, we may need to implement additional systems or transition to other systems that would require further expenditures to function effectively as a public company, such problems could adversely affect business operations and result in financial loss and reputational harm. If we are unable to continue implementing new systems and improving our process and technological capabilities to support our operations, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures.
The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise, corruption, or loss of data, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business.
As our reliance on technology has increased, so have the cybersecurity risks posed to the confidentiality, integrity, and availability of our information technology networks and systems, both internal and those managed by third-party service providers. We rely on these networks and systems to process, transmit, and store electronic information that is important to the operation of our business and the services we offer, as well as to manage and support our core business operations. Despite our security measures, the company has experienced cybersecurity incidents in the past and may continue to be subject to such threats in the future. Although we and our service providers continually implement processes, procedures, and controls designed to reduce and mitigate the risk of a cyber incident, such preventative measures may not be sufficient in all circumstances to prevent, mitigate, or timely detect all potential risks. A successful cyber threat or other cyber incident experienced by us, our service providers, or a company we have acquired could cause an interruption of our operations, damage our relationship with franchisees, or result in the exposure of private or confidential data, potentially triggering governmental notice requirements or resulting in litigation, and adversely impact our reputation and financial results. Additionally, if a company that we have recently acquired or a third-party service provider on which we rely experiences a cybersecurity incident, we may not learn of such incident in a timely manner, or at all, which may inhibit our ability to mitigate its impacts, and can exacerbate the risks described in this risk factor.
Because our locations accept electronic forms of payment from our customers, our business requires the collection and retention of customer data, including credit and debit card numbers and other personally-identifiable information (“PII”) in various information systems that we and our franchisees maintain in conjunction with third parties with whom we contract to provide credit card processing services. We also maintain important internal company data, such as PII about our employees and franchisees and information relating to our operations. Due to the evolving sophistication of technology and techniques employed by third parties and threat actors, such as through the use of AI and other technologies, we are increasingly vulnerable to a compromise of our customer transaction, PII or other sensitive data. A cybersecurity incident resulting in the unauthorized use, disclosure or loss of customer and other sensitive data could put individuals at risk of identity theft and financial or other harm and result in additional costs to us to investigate an incident, implement measures to remediate the impacts of such incident, and in liability to parties who are financially harmed. While we have implemented cybersecurity measures aimed at protecting such data, our information technology systems or those used by our third-party service providers may still be vulnerable to such a breach, and our security measures may not prevent or timely detect physical security or cybersecurity breaches. Such an occurrence may cause financial loss to our business or harm to our reputation.
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
In the U.S., for example, this includes increased privacy related enforcement activity at both the federal level and the state level, including the implementation of the amended version of the California Consumer Protection Act (the “CCPA”) and its implementing regulations, which are currently in effect. Other states have followed California’s lead, passing their own comprehensive Privacy and Data Protection Laws, although California remains the strictest of these in most respects. As each state develops their own privacy law, it becomes increasingly challenging to conform to this patchwork of requirements and restrictions. As of December 2025, twenty U.S. states will have passed separate privacy laws, all of which are effective as of the end of 2025. With no Federal standard likely to be voted on in the coming legislative year, we are required to observe and satisfy each of the differing requirements.
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
We also may need to continue to make adjustments to our compliance efforts as more clarification and guidance on the requirements of the GDPR, the CCPA, the U.K. Laws and other Privacy and Data Protection Laws becomes available. Our ongoing efforts to ensure our and our affiliated entities’ compliance with the CCPA, GDPR, and U.K. Laws and other existing or future Privacy and Data Protection Laws affecting customer or employee data to which we are subject could result in additional costs and operational disruptions. Our and our affiliated entities and or services providers’ failure to comply with such laws could result in potentially significant regulatory investigations or government actions, litigation, operational disruptions, penalties or remediation, and other costs, as well as adverse publicity, reputational harm, loss of sales and profits, and an increase in fees payable to third parties. These implications could adversely affect our revenues, results of operations, business and financial condition.
Risks Relating to the Franchisees
A majority of our locations are owned and operated by franchisees and, as a result, we are highly dependent upon our franchisees.
While the franchise agreements are designed to maintain brand consistency, the high percentage of our locations owned by franchisees may expose us to risks not otherwise encountered if we had owned and controlled the locations. In particular, we are exposed to the risk of defaults or late payments by franchisees. Other risks include limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; unwillingness of franchisees to support marketing programs and strategic initiatives; inability to participate in business strategy changes due to financial constraints; inability to meet rent obligations on subleases; failure to operate the locations in accordance with required standards; failure or delay in opening new locations; failure to report sales information accurately; efforts by one or more large franchisees or an organized franchise association to cause poor franchise relations; and failure to comply with quality and safety requirements that result in potential losses even when we are not legally liable for a franchisee’s actions or failure to act. In addition, in certain of our brands, franchise ownership is concentrated among a small number of franchisees. As a result, the realization of any of the aforementioned risks by these franchisees may have a disproportionate impact on our business. Although we believe that our current relationships with many of our franchisees are generally good, there can be no assurance that we will maintain these strong franchise relationships. Our dependence on franchisees could adversely affect our business and financial condition, our reputation, and our brands.

Franchisee changes in control may adversely impact franchisee operations.
The franchise documents prohibit “changes in control” of a franchisee without the consent of its “franchisor.” In the event we provide such consent, there is no assurance that a successor franchisee would be able to perform the former franchisee’s obligations under such franchise documents or successfully operate its franchise. In the event of the death or disability of a franchisee or the principal of a franchisee entity, the personal representative of the franchisee or principal of a franchisee entity may not find an acceptable transferee. If a successor franchisee is not found, or a successor franchisee that is approved is not as successful in operating the location as the former franchisee or franchisee principal, the franchisee’s right to operate its franchise could be terminated, sales of the location could be impacted and could adversely impact our business and results of operations.
Franchise documents are subject to termination and non-renewal.
The franchise documents are subject to termination by the franchisor under the franchise documents in the event of a default generally after expiration of applicable cure periods. Under certain circumstances, including abandonment of the franchised business, unauthorized transfer or assignment of the franchise, breach of the confidentiality provisions, or health and safety violations, a franchise document may be terminated by the franchisor under the franchise document upon notice without an opportunity to cure. Generally, the default provisions under the franchise documents are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our intellectual property.
In addition, certain of the franchise documents have terms that will expire over the next 12 months. In such cases, the franchisees may renew the franchise document and receive a “successor” franchise document for an additional term. Such option, however, is contingent on the franchisee’s execution of the then-current form of franchise document (which may include increased franchise royalty rates, advertising fees, and other costs or requirements), the satisfaction of certain conditions (including modernization of the location and related operations) and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, such franchisee’s expiring franchise document and the related franchisee payments will terminate upon expiration of the term of the franchise document unless we decide to restructure the franchise documents to induce such franchisee to renew the franchise document. In certain instances, the relationship may continue on a month-to-month basis (or are subject to termination by the franchisee upon notice) and are therefore subject to termination at the end of any given month (or the period following notice of termination).
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
•elevated interest rates, rising inflation, and increasing cost of construction materials;
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
Our franchisees are an integral part of our business. Franchisees will be subject to specified product and/or service quality standards and other requirements pursuant to the related franchise agreements to protect our brands and to optimize their performance. However, franchisees may provide substandard services or receive through the supply chain or produce defective products, which may adversely impact the goodwill of our brands. Franchisees may also breach the standards set forth in their respective franchise documents. We may be unable to successfully implement our business model, company policies, or brand development strategies if our franchisees do not actively participate in such implementation. The failure of our franchisees to focus on the fundamentals of each business’ operations, such as quality and service (even if such failures do not rise to the level of breaching the franchise documents), could materially and adversely affect our business and results of operations. It may be more difficult to monitor our international franchisees’ implementation of our brand strategies due to our lack of personnel in the markets served by such franchisees.
Risks Related to our Indebtedness
Our substantial indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness. We had six series of securitization term notes, approximately $2 billion of which were outstanding as of December 27, 2025, and two series of variable funding notes, which had no outstanding balance as of December 27, 2025, pursuant to the Securitization Senior Notes Indenture. We also have a $300 million revolving credit facility, which had an outstanding balance of $140 million as of December 27, 2025.
Our obligations under the Securitized Term Notes are secured by substantially all of our and our subsidiaries’ North American revenue-generating assets other than the assets in our Auto Glass Now segment, ATI, and select other assets. All obligations under the Revolving Credit Facility are unconditionally guaranteed by Driven Brands Parent LLC, a wholly-owned subsidiary of the Company, which wholly-owns Driven Holdings, LLC (the “Borrower”) and each of the Borrower’s existing and future direct and indirect, wholly-owned material domestic subsidiaries, subject to certain customary exclusions and exceptions. The obligations are secured by a perfected first priority security interest in, and mortgages on, substantially all of the Borrower’s assets and those of Driven Brands Parent LLC and each guarantor, including a pledge of the capital stock of all entities directly held by the Borrower or the guarantors (which pledge will be limited to 65% of the voting capital stock of first tier foreign subsidiaries in certain circumstances), in each case subject to customary exclusions and exceptions.
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
If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our securitized notes, or revolving credit facility or otherwise in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to affect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.
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
•material weaknesses in our internal control over financial reporting and disclosure controls and procedures; and
•the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.
The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has been instituted against us in the past and has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us in the future, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition, and results of operations.
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
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of our indebtedness, from our subsidiaries to meet our obligations. The ability of our subsidiaries to pay cash dividends and/or make loans or advances to us will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including the securitized financing facility and other debt agreements, to enable the payment of such dividends or the making of such loans or advances. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” section in this Annual Report. Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them. Although the Restatement may cause certain of our subsidiaries to restate their respective financial statements at the subsidiary level, any subsidiary-level restatement is not expected to have a significant impact on our ability to obtain cash from the relevant subsidiaries. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.
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
The payments we make under the Tax Receivable Agreement could be material. No payments were made during the year ended December 27, 2025. We made payments in the aggregate amount of $38 million under the Tax Receivable Agreement in 2024. Subsequent to the end of the 2025 fiscal year, we made payments of approximately $21 million. Assuming there are no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full Pre-IPO and IPO-Related Tax Benefits, we expect that future payments under the Tax Receivable Agreement will aggregate to between $100 million and $115 million. Any future changes in the realizability of the Pre-IPO and IPO-Related Tax Benefits will impact the amount of the liability under the Tax Receivable Agreement. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of our 2034 fiscal year.
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
We identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or other deficiencies in the future, or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.
As more fully described in Item 9A in this Form 10-K, in connection with our most recent year-end assessment of internal control over financial reporting, we determined that, as of December 27, 2025, we did not maintain effective internal control over financial reporting or disclosure controls and procedures because of material weaknesses in our control environment. Management determined that controls at the entity-level to prevent or detect material misstatements to the consolidated financial statements were not effective. Specifically, the Company lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze and record, and disclose accounting matters timely and accurately and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. The material weaknesses in our internal control environment also contributed to material weaknesses arising from a failure to design and maintain effective (i) controls related to account reconciliations , (ii) controls over leases, (iii) controls related to intercompany and consolidation transactions, and (iv) controls over manual journal entries.
Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weaknesses identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Additionally, these remediation efforts may divert management’s time, attention and resources from strategic matters.
We may experience future material weaknesses or other deficiencies in our internal control over financial reporting. If we are unable to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness, and our ability to complete acquisitions may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, The Nasdaq Global Select Market (“Nasdaq”) listing requirements, and the covenants under our debt instruments or obligations under our derivative arrangements regarding the timely filing of periodic reports; we may be subject to civil or criminal sanctions, litigation, regulatory investigations and penalties; we may potentially be delisted from Nasdaq; investors may lose confidence in our financial reporting; we may suffer defaults, accelerations, or cross-accelerations under our debt instruments to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, restricts our ability to issue equity securities and could impact our listing on Nasdaq.
We did not file our Annual Report on Form 10-K for fiscal year 2025 within the timeframe required by the SEC, meaning we have not remained current in our reporting requirements with the SEC. This limits our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. We are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regain and maintain status as a current filer. If we wish to pursue a public debt or equity offering now, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and the necessity of using a Form S-1 for a public offering of registered securities could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
As previously disclosed, on April 15, 2026, we received notice from Nasdaq regarding our noncompliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. If we are not able to regain compliance with Nasdaq, our common stock may be subject to delisting by Nasdaq.
We reached a determination to restate certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
As discussed in the Explanatory Note, in Note 3 - Restatement of Previously Issued Consolidated Financial Statements, and in Note 19 - Restatement and Recast of Quarterly Financial Information (Unaudited), in this Annual Report on Form 10-K, we reached a determination to restate our consolidated financial statements and related disclosures for fiscal years 2024 and 2023 and to restate each of the quarterly periods for fiscal years 2024 and 2025, following the identification of misstatements as a result of the Company’s accounting review. The restatement also included corrections for other previously identified immaterial errors. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.
Our Principal Stockholders collectively have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
As of May 15, 2026, our Principal Stockholders hold approximately 62% of the outstanding shares of our common stock. As long as affiliates of our Principal Stockholders own or control a majority of our outstanding voting power, our Principal Stockholders and their affiliates will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:
•the election and removal of directors and the size of our Board of Directors;
•any amendment of our articles of incorporation or bylaws; or
•the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.
Moreover, ownership of our shares by affiliates of our Principal Stockholders may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning shares of a company with a controlling shareholder. For example, the concentration of ownership held by our Principal Stockholders could delay, defer, or prevent a change in control of our company or impede a merger, takeover, or other business combination which may otherwise be favorable for us. In addition, our Principal Stockholders are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Many of the companies in which our Principal Stockholders invest are franchisors and may compete with us for access to suitable locations, experienced management and qualified and well-capitalized franchisees. Our Principal Stockholders may acquire or seek to acquire assets complementary to our business that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue, and as a result, the interests of our Principal Stockholders may not coincide with the interests of our other stockholders. So long as our Principal Stockholders continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, our Principal Stockholders will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions, and as long as our Principal Stockholders maintain ownership of at least 25% of our outstanding common stock, they will have special governance rights under the Stockholders Agreement.

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
Under our certificate of incorporation, none of our Principal Stockholders, any affiliates of our Principal Stockholders, or any of their respective officers, directors, agents, stockholders, members, or partners, have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director, or other affiliate of our Principal Stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to any Principal Stockholder, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to a Principal Stockholder. For instance, a director of our company who also serves as a director, officer, or employee of one of our Principal Stockholders or any of their portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our Board of Directors consists of twelve members, three of whom are our Principal Stockholders’ directors. These potential conflicts of interest could restrict us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder, but such restrictions do not apply to any business combination between our Principal Stockholders and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other.
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
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, creditors, or other constituents, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. The exclusive forum provision provides that it does not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
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
Our business could be negatively impacted as a result of shareholder activism.
Publicly traded companies are increasingly subject to campaigns by activist shareholders advocating corporate actions such as operational, governance or management changes, or sales of assets or entire segments. The Company is and may again be subject to shareholder activism, and the corporate actions advocated by such shareholder activists may not align with the Company’s current business strategies or attempt to advance the best interests of all of the Company’s shareholders. The actions of activist shareholders may cause fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals or prospects of our business. In addition, responding to the actions of activist shareholders can be costly and time-consuming, disrupting our business and diverting the attention of our Board of Directors and management from pursuing our business strategies.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We maintain a risk-based cybersecurity program designed to protect our information and our customers’ information from cybersecurity threats against us, our franchisees, our third-party vendors, and service providers, which may result in a material adverse effect on the confidentiality, integrity, and availability of our information systems.

Cybersecurity Governance
Management’s Role in Cybersecurity Risk Management
The Company’s cybersecurity program is led by our Chief Information Security Officer (“CISO”), who has extensive experience in enterprise cybersecurity leadership, including responsibility for cybersecurity risk management, incident response, and security governance within large, and complex organizations.
In consultation with senior management and the Board of Directors, the CISO establishes the Company’s cybersecurity strategy and oversees the implementation, operation, and maintenance of the cybersecurity program. In alignment with the Company’s enterprise-wide risk program, the program includes structured processes for the assessment, prevention, detection, mitigation, and remediation of cybersecurity threats. The CISO is supported by a dedicated team of information security and risk professionals.
The CISO receives ongoing reporting regarding cybersecurity risks, threats, vulnerabilities, and control effectiveness, and regularly reviews and updates the Company’s risk management measures to identify, prioritize, and mitigate cybersecurity risks. Cybersecurity matters that meet certain established thresholds are reported to senior management and, as appropriate, to the Audit Committee and Board of Directors.
Board of Directors Oversight
The Board of Directors, in coordination with its Audit Committee, oversees the Company’s enterprise risk management program, including risks arising from cybersecurity threats. Both the Board of Directors and the Audit Committee periodically review the measures that we have implemented in the context of the Company’s strategic priorities and risk tolerance to identify and mitigate data protection and cybersecurity risks.

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
Cybersecurity Risk Management and Strategy
We employ a defense-in-depth cybersecurity framework consisting of layered technical, administrative, and procedural controls designed to assess, identify, prevent, detect, and reduce the potential impact of cybersecurity threats affecting the Company and its third-party vendors and service providers.
Key elements of our cybersecurity program include, among others: multi-factor authentication, privileged access management, continuous network and endpoint monitoring, email and cloud security platforms, immutable backup systems, vulnerability management, third-party risk assessments, and continuous monitoring and testing.
The Company’s cybersecurity risk management program is designed to protect the confidentiality, integrity, and availability of its information assets and incorporates people, processes, and technologies, including ongoing monitoring, alerting, scanning, testing, training, tabletop exercises, and independent assessments, to identify and manage risks arising from cybersecurity threats, system vulnerabilities, and third-party relationships.
We regularly evaluate and update our cybersecurity program to align with emerging technical threats, including those associated with the increasing use of artificial intelligence, changes in regulatory requirements, and developments in industry best practices. In addition to internal resources, we engage independent consultants and third-party service providers as appropriate to enhance our understanding of cybersecurity risks and support the implementation of risk-based defensive measures.
Incident Response
We maintain a formal Cybersecurity Incident Response Plan (“IRP”) that establishes a coordinated framework for the identification, investigation, containment, remediation, documentation, and reporting of cybersecurity incidents.
The IRP defines roles, responsibilities, communication protocols, and escalation procedures, including timely involvement of senior management and, where appropriate, reporting to the Board of Directors and/or Audit Committee, and is designed to support compliance with applicable regulatory and legal notification requirements.
The IRP applies to Company personnel, including third-party contractors, vendors, and partners with access to Company information systems, and to applicable devices, networks, and services.

Material Cybersecurity Risks, Threats and Incidents
To date, risks from cybersecurity threats, including those associated with prior cybersecurity incidents, have not materially affected the Company’s business strategy, results of operations, or financial condition. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A “Risk Factors” under the heading “Risks Related to Intellectual Property and Technology,” which should be read in conjunction with the foregoing information.
Item 2. Properties
As of December 27, 2025, we had 4,252 locations relating to our continuing operations, of which 1,036 are company-operated store locations primarily within our Take 5 and Auto Glass Now segments. Of these company-operated store locations, we owned 20 and leased 1,016 covering buildings and/or land. In addition to these, we held leases covering building and/or land for 5 distribution centers and 10 offices and training centers in the U.S. and Canada, including our corporate headquarters located in Charlotte, North Carolina. The leases generally have initial expiration dates ranging from 5 and 20 years, with certain renewal options available. We also leased 43 properties that were either leased or subleased to franchisees as of December 27, 2025. We believe that the properties are suitable and adequate for the Company’s business.
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
Holders
On May 15, 2026, we had 29 holders of record of our common stock.
Stock Performance Graph
The following graph and table provide a comparison of the cumulative total stockholder return on our common stock from January 15, 2021 (first day of trading following the effective date of our IPO) through December 27, 2025 to the returns of the Standard & Poor's (“S&P”) MidCap 400 Index, and the S&P Retailing Industry Group Index, a peer group. The graph and table assume that $100 was invested on January 15, 2021, in each of our Common Stock, the S&P Midcap 400 Index, and the S&P Retailing Industry Group Index and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Comparison of 5-Year Cumulative Total Return
Assumes Initial Investment of $100
December 2025
160
150
140
130
120
110
100
90
80
70
60
50
40
1/15/21
12/25/21
12/31/22
12/30/23
12/28/24
12/27/25
Driven Brands Holdings Inc.
S&P Midcap 400 Index
S&P Retailing Industry Group Index

	1/15/2021	12/25/2021	12/31/2022	12/30/2023	12/28/2024	12/27/2025
Driven Brands Holdings Inc.	$100.00	$124.75	$102.30	$53.41	$60.74	$55.49
S&P Midcap 400 Index	$100.00	$116.70	$103.18	$120.14	$137.58	$150.10
S&P Retailing Industry Group Index	$100.00	$119.94	$79.10	$112.64	$152.60	$158.41

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
Item 6. Reserved

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands,” “the Company,” “we,” “us,” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this Annual Report. We operate on a 52- or 53-week fiscal year, which ends on the last Saturday in December. The twelve months ended December 27, 2025, December 28, 2024, and December 30, 2023 were all 52 week periods.
Overview
Description of Business
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of over 4,200 locations across 49 states in the U.S. and Canada. Our scaled, diversified platform fulfills an extensive range of core retail and commercial automotive needs, including oil change, paint, collision, glass, and repair services. We have continued to consistently grow our revenue through same store sales growth and adding new franchised and company-operated stores. Driven Brands generated net revenue of approximately $1.9 billion during the year ended December 27, 2025, an increase of 6% compared to the prior year, and system-wide sales of approximately $6.1 billion during the year ended December 27, 2025, an increase of 3% from the prior year.
The broader operating environment in which we conduct our business is subject to a number of macroeconomic and industry-specific factors that may affect our performance. We have experienced softening demand within certain businesses, primarily as a result of inflationary pressures, increased competition, industry and macroeconomic dynamics, possible future tariffs, global conflicts, and negative weather patterns. We believe the impact of inflation on consumer demand and our cost structure could be significant in 2026.
Restatement of Previously Issued Consolidated Financial Statements
We have restated our previously issued audited consolidated financial statements for fiscal years 2024 and 2023 contained in the 2024 Form 10-K. Refer to the Explanatory Note preceding Item 1, Business, Note 3, Restatement of Previously Issued Consolidated Financial Statements and Note 19, Restatement and Recast of Quarterly Financial Information (Unaudited), included in Item 8 for background on the restatement, the fiscal periods impacted, control considerations, and other information.
In addition, we have restated certain previously reported financial information for fiscal years 2024 and 2023 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Company’s unaudited interim financial statements for each of the quarterly and year-to-date periods for the periods ended September 27, 2025, June 28, 2025 and March 29, 2025, and the respective comparative periods.
In connection with the preparation of our financial statements for the fiscal year ended December 27, 2025, we identified multiple material weaknesses in our internal control over financial reporting as further described in Item 9A. As a result, we have concluded that our internal controls were not effective as of December 27, 2025. We are taking steps to remediate these weaknesses, including enhancing our control environment and implementing additional review procedures.
Adjustments made as a result of the Restatement impacted financial results for fiscal years 2023 and 2024 and the first three quarters of fiscal year 2025. The impact of the Restatement on net income in 2023, 2024, and through the end of the third quarter of 2025 were reductions of $54 million, $5 million, and $5 million, respectively and reductions of $57 million, $12 million, and $8 million on Adjusted EBITDA in 2023, 2024 and through the end of the third quarter of 2025, respectively. An overview of the primary impacts from the restatement adjustments on the financial results is set forth below.
•Cash adjustments: The impact of the errors relating to cash adjustments to the consolidated statement of operations for fiscal year 2024 is an increase to selling, general, and administrative expenses of $4 million. The impact of the errors to the consolidated statement of operations for fiscal year 2023 is a decrease to company-operated store sales of $6 million and a $1 million increase to selling, general, and administrative expenses. The impact of the errors to the consolidated balance sheet as of December 28, 2024 is a decrease to cash and cash equivalents of $28 million. The errors further affect the opening and closing cash balances and operating cash flows in the consolidated statements of cash flows for fiscal years 2024 and 2023.
•Accounts payable adjustments: The impact of the errors caused by incorrect journal entries associated with the roll-out of the Company's DrivenAdvantage business resulted in $7 million of accounts payable adjustments to the consolidated balance sheet as of December 28, 2024, with a corresponding increase to company-operated store expenses for fiscal year 2023 (collectively, these errors are referred to herein as the “Accounts Payable Adjustments”).
•Accounts receivable adjustments: The impact of the errors relating to accounts receivable adjustments to the consolidated statement of operations for fiscal year 2023 is a $9 million increase to selling, general, and administrative expenses and a $3 million decrease to supply and other revenue. The impact of the errors to the consolidated statement of operations for fiscal year 2024 is a $2 million decrease to company-operated store sales, a $2 million decrease to supply and other revenue, and a $1 million increase to selling, general and administrative expenses. The impact of the errors to the consolidated balance sheet as of December 28, 2024 is a decrease to accounts receivable of $26 million.
•Other adjustments: The Company has also identified certain other errors, which have been reflected in the tables in Note 3.
Errors associated with the restatement impacted certain financial information on a year-over-year basis, however, unless otherwise noted, the discussion below will not address the financial statement impacts of the Restatement errors.
Details of the impact of the restatement on the Company's consolidated financial statements are provided in Note 3 and details of the impact of the restatement on the Company's unaudited interim condensed consolidated financial statements are provided in Note 19 within the Notes to Financial Statements included in Item 8 of this Form 10-K.
Resegmentation
In the first quarter of 2025, the Company reorganized its operating segments to simplify its reporting structure, align with the Company’s current business model, and increase transparency for our investors, which resulted in a change to our reportable segments. As a result, the Company had the following reportable segments: Take 5, Franchise Brands, and Car Wash. Then, in the fourth quarter of 2025, as a result of the announcement of the sale of our International Car Wash (“ICW”) business and the related results reflected within our discontinued operations, the Company re-evaluated its operating segments, which resulted in another change to the reportable segments. As of the fourth quarter of 2025, the Company now has the following reportable segments: Take 5, Franchise Brands, and Auto Glass Now. Prior period information has been recast to reflect the current reportable segments.
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
On November 27, 2025, the Company entered into a definitive agreement to sell its ICW business to Neptune Acquisition Bidco Limited. On January 27, 2026, the Company completed the sale of ICW for an aggregate purchase price of €411 million, or $490 million.
The net assets and operations of these disposal groups each met the criteria to be classified as discontinued operations and are reported as such in all periods presented. Unless otherwise noted, the discussion throughout Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, including the various metrics cited, excludes the U.S. Car Wash and ICW businesses and pertains only to our continuing operations. Certain financial activity related to the U.S. Car Wash business, including results from stores closed in 2023 and 2024 and certain assets held for sale, is included in continuing operations within Corporate and Other results. For information on discontinued operations, refer to Note 2 and Note 18 to our consolidated financial statements.
2025 Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
Net Revenue
Net revenue was $1.9 billion for the year ended December 27, 2025 compared to $1.8 billion for the year ended December 28, 2024. The increase of $110 million was primarily due to the following:
•same store sales growth of 7.9% and 6.2% within the Auto Glass Now and Take 5 segments, respectively; and
•175 net store growth, primarily within the Take 5 segment.

These factors were partially offset by:
•the absence of $45 million of revenue in 2025 from our Canadian distribution business, which we sold in the third quarter of 2024; and
•decline in same store sales of 1.1% within the Franchise Brands segment.
Net Income From Continuing Operations
We recognized net income from continuing operations of $132 million, or $0.80 per diluted share, for the year ended December 27, 2025, compared to less than $1 million, or $— per diluted share, for the year ended December 28, 2024. The increase of approximately $132 million was primarily due to the following:
•same store sales growth of 7.9% and 6.2% within the Auto Glass Now and Take 5 segments, respectively;
•175 net store growth, primarily within the Take 5 segment;
•decreased interest expense of $36 million, primarily relating to the full repayment of the Term Loan Facility and decreased borrowings on the Revolving Credit Facility;
•the net release of a valuation allowance for deferred tax assets which includes the release of a valuation allowance of $37 million that incorporates the impact from the enactment of the One Big Beautiful Bill Act (“OBBBA”);
•a positive impact from foreign exchange of $32 million;
•decreased asset impairment charges of $28 million; and
•reduced share-based compensation expense of $19 million, primarily associated with pre-IPO awards that fully vested in the second quarter of fiscal year 2025.
These factors were partially offset by:
•the absence of net income in 2025 from our Canadian distribution business, which we sold in the third quarter of 2024;
•decline in same store sales of 1.1% within the Franchise Brands segment;
•increased costs directly associated with sales growth in the period;
•increased expenses related to new store openings and repair and maintenance charges;
•legal expenses primarily associated with legal matters disclosed in Note 17;
•increased net losses on the sale or disposal of assets;
•a $17 million loss on fair value of Seller Note assumed from the sale of the U.S. Car Wash business;
•increased allowance for credit losses of $10 million relating to aged accounts receivables;
•increased professional fees of $4 million associated with transactions in 2025;
•increased project costs associated with efforts to improve operational efficiencies across finance;
•increased cloud computing amortization of $8 million associated with the Company’s growth and technological investments; and
•a $5 million loss on debt extinguishment.
Adjusted Net Income
Adjusted Net Income was $199 million for the year ended December 27, 2025 compared to $175 million for the year ended December 28, 2024. The reconciliation of net income from continuing operations to adjusted net income, showing various impacts and adjustments, is below. This increase of approximately $24 million was also impacted by the following:
•same store sales growth of 7.9% and 6.2% within the Auto Glass Now and Take 5 segments, respectively;
•175 net store growth, primarily within the Take 5 segment; and
•decreased interest expense of $36 million, primarily relating to the full repayment of the Term Loan Facility and decreased borrowings on the Revolving Credit Facility.
These factors were partially offset by:
•the absence of adjusted net income in 2025 from our Canadian distribution business, which we sold in the third quarter of 2024;
•increased costs directly associated with sales growth in the period;
•increased expenses related to new store openings and repair and maintenance charges;
•decline in same store sales of 1.1% within the Franchise Brands segment;

•increased allowance for credit losses of $10 million relating to aged accounts receivables; and
•increased professional and IT costs, including a reduction of capitalized labor.
Adjusted EBITDA
Adjusted EBITDA was $449 million for the year ended December 27, 2025 compared to $443 million for the year ended December 28, 2024. The reconciliation of net income from continuing operations to adjusted EBITDA, showing various impacts and adjustments, is below. The increase of approximately $6 million was also impacted by the following:
•same store sales growth of 7.9% and 6.2% within the Auto Glass Now and Take 5 segments, respectively; and
•175 net store growth, primarily within the Take 5 segment.
These factors were partially offset by:
•the absence of $10 million of adjusted EBITDA in 2025 from our Canadian distribution business, which we sold in the third quarter of 2024;
•increased costs directly associated with sales growth in the period;
•increased expenses related to new store openings and repair and maintenance charges;
•decline in same store sales of 1.1% within the Franchise Brands segment;
•increased allowance for credit losses of $10 million relating to aged accounts receivables; and
•increased professional and IT costs, including a reduction of capitalized labor.
Key Performance Indicators
•Consolidated same store sales increased by 1.0%.
•Consolidated system-wide sales increased $162 million.
•The Company added 175 net new stores during the year.

2024 Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
Net Revenue
Net revenue was $1.8 billion for the year ended December 28, 2024 compared to $1.7 billion for the year ended December 30, 2023. The increase of $42 million was primarily due to the following:
•same store sales growth of 6.7% and 0.9% within the Take 5 and Franchise Brands segments, respectively; and
•197 net store growth, primarily within the Take 5 segment.
These factors were partially offset by:
•decreased revenue of $36 million associated with nine company-operated stores that were sold to a franchisee in January 2024;
•decreased revenue of $19 million from our Canadian distribution business, which we sold in the third quarter of 2024;
•the absence of revenue associated with U.S. Car Wash stores that were closed during 2023 and not included in the U.S. Car Wash disposal group; and
•decline in same store sales of 11.6% within the Auto Glass Now segment.
Net Income From Continuing Operations
We recognized net income from continuing operations of less than $1 million, or $0.00 per diluted share, for the year ended December 28, 2024, compared to a net loss of $47 million, or $0.29 loss per diluted share, for the year ended December 30, 2023. The increase of approximately $47 million was primarily due to the following:
•same store sales growth of 6.7% and 0.9% within the Take 5 and Franchise Brands segments, respectively;
•197 net store growth, primarily within the Take 5 segment;
•lapping the impact of the Accounts Payable Adjustments in 2023; and
•decreased asset impairments and asset disposals of $67 million, primarily associated with U.S. Car Wash sites closed during 2023 of $105 million, partially offset by impairments for sites held for sale that were not included in the disposal group of the U.S. Car Wash divestiture.

These factors were partially offset by:
•decreased net income associated with nine company-operated stores that were sold to a franchisee in January 2024;
•decreased net income in the second half of 2024 from our Canadian distribution business, which we sold in the third quarter of 2024;
•costs directly associated with sales growth in the period;
•decline in same store sales of 11.6% within the Auto Glass Now segment;
•increased employee related benefit costs, primarily related to $31 million of share-based compensation expense relating to the modification of pre-IPO awards in the fourth quarter of 2023;
•a negative impact from foreign exchange of $22 million; and
•increased professional services costs, IT expenses, and cloud computing amortization reflective of the Company’s growth and technological investments.
Adjusted Net Income
Adjusted Net Income was $175 million for the year ended December 28, 2024 compared to $93 million for the year ended December 30, 2023. The reconciliation of Net Income from Continuing Operations to Adjusted Net Income, showing various impacts and adjustments, is below. This increase of approximately $81 million was also impacted by the following:
•same store sales growth of 6.7% and 0.9% within the Take 5 and Franchise Brands segments, respectively;
•197 net store growth, primarily within the Take 5 segment; and
•lapping the impact of the Accounts Payable Adjustments in 2023.
These factors were partially offset by:
•decreased adjusted net income associated with nine company-operated stores that were sold to a franchisee in January 2024;
•decreased adjusted net income in the second half of 2024 from our Canadian distribution business, which we sold in the third quarter of 2024;
•costs directly associated with sales growth in the period;
•decline in same store sales of 11.6% within the Auto Glass Now segment;
•increased employee related benefit costs; and
•increased professional services costs and IT expenses reflective of the Company’s growth and technological investments.
Adjusted EBITDA
Adjusted EBITDA was $443 million for the year ended December 28, 2024 compared to $352 million for the year ended December 30, 2023. The reconciliation of Net Income from Continuing Operations to Adjusted EBITDA, showing various impacts and adjustments, is below. The increase of approximately $91 million was also impacted by the following:
•same store sales growth of 6.7% and 0.9% within the Take 5 and Franchise Brands segments, respectively;
•197 net store growth, primarily within the Take 5 segment; and
•lapping the impact of the Accounts Payable Adjustments in 2023.
These factors were partially offset by:
•decreased adjusted EBITDA associated with nine company-operated stores that were sold to a franchisee in January 2024;
•decreased adjusted EBITDA in the second half of 2024 from our Canadian distribution business, which we sold in the third quarter of 2024;
•costs directly associated with sales growth in the period;
•decline in same store sales of 11.6% within the Auto Glass Now segment;
•increased employee related benefit costs; and
•increased professional services costs and IT expenses, reflective of the Company’s growth and technological investments.

Key Performance Indicators
•Consolidated same store sales increased by 1.5%.
•Consolidated system-wide sales increased $230 million.
•The Company added 197 net new stores during the year.

Key Performance Indicators
Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales — System-wide sales represent the total of net sales for our franchised and company-operated stores. This measure allows management to better assess the total size and health of each segment, our overall store performance, and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from continuing operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores.
Store count — Store count reflects the number of franchised and company-operated stores open at the end of the reporting period. Management reviews the number of new, closed, acquired, and divested stores to assess net unit growth and drivers of trends in system-wide sales, franchise royalties and fees revenue and company-operated store sales.
Same store sales — Same store sales reflect the change in sales year-over-year for the same store base. We define the same store base to include all franchised and company-operated stores open for comparable weeks during the given fiscal period in both the current and prior year, which may be different from how others define similar terms. This measure highlights the performance of existing stores, while excluding the impact of new store openings and closures and acquisitions and divestitures.
Adjusted EBITDA — We define Adjusted EBITDA as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, cloud computing amortization, share-based compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, and certain non-recurring and non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 10 in our consolidated financial statements for a reconciliation of reportable segment Adjusted EBITDA to income from continuing operations before taxes for the years ended December 27, 2025, December 28, 2024, and December 30, 2023.

The following table sets forth our key performance indicators for the years ended December 27, 2025, December 28, 2024, and December 30, 2023:

	Year Ended
(in thousands, except store count or as otherwise noted)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
System-Wide Sales
System-Wide Sales:
Take 5	$1,617,081	$1,385,577	$1,162,806
Franchise Brands	4,218,034	4,303,374	4,268,367
Auto Glass Now	257,604	237,500	254,568
Corporate and Other	—	4,393	15,380
Total	$6,092,719	$5,930,844	$5,701,121
System-Wide Sales by Business Model:
Franchised Stores	$4,797,761	$4,752,061	$4,560,980
Company-Operated Stores	1,294,958	1,178,783	1,140,141
Total	$6,092,719	$5,930,844	$5,701,121
Store Count
Store Count:
Take 5	1,342	1,181	1,007
Franchise Brands	2,699	2,679	2,655
Auto Glass Now	211	217	218
Total	4,252	4,077	3,880
Store Count by Business Model:
Franchised Stores	3,216	3,129	2,986
Company-Operated Stores	1,036	948	894
Total	4,252	4,077	3,880
Same Store Sales % by segment
Take 5	6.2%	6.7%	14.0%
Franchise Brands	(1.1%)	0.9%	8.4%
Auto Glass Now	7.9%	(11.6%)	1.9%
Total consolidated	1.0%	1.5%	9.3%
Adjusted EBITDA by segment
Take 5	$418,676	$380,155	$281,050
Franchise Brands	178,838	190,759	200,503
Auto Glass Now	25,874	12,597	10,022
Adjusted EBITDA margin by segment
Take 5	34.4%	35.5%	30.4%
Franchise Brands	62.7%	64.6%	57.2%
Auto Glass Now	10.0%	5.3%	3.9%
Total consolidated	24.1%	25.3%	20.6%

Reconciliation of Non-GAAP Financial Information
To supplement our consolidated financial statements prepared and presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures throughout this Annual Report, as described further below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making.
Non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by U.S. GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our consolidated financial statements prepared and presented in accordance with U.S. GAAP.
Adjusted Net Income/Adjusted Earnings per Share — We define Adjusted Net Income as net income from continuing operations calculated in accordance with U.S. GAAP, adjusted for acquisition related costs, equity compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges, amortization related to acquired intangible assets, and the tax effect of the adjustments. Adjusted Earnings Per Share is calculated by dividing Adjusted Net Income by the weighted average shares outstanding. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.

The following table provides a reconciliation of net income from continuing operations to Adjusted Net Income and Adjusted Earnings per Share:

	Year Ended
(in thousands, except per share data)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
Net income (loss) from continuing operations	$132,073	$546	$(46,782)
Adjustments:
Acquisition related costs(a)	1,644	2,394	7,588
Non-core items and project costs, net(b)	21,560	16,751	5,642
Cloud computing amortization(c)	17,696	10,081	2,673
Share-based compensation expense(d)	32,079	50,881	19,648
Foreign currency transaction (gain) loss, net(e)	(14,715)	17,530	(4,078)
Impairment, notes receivable loss, (gain) loss on sale of assets, net, and closed store expenses(f)	63,160	84,236	124,486
Loss on debt extinguishment (g)	5,392	205	—
Amortization related to acquired intangible assets(h)	18,643	22,653	25,222
Acceleration of interest rate hedge(i)	(4,422)	—	—
Provision for uncertain tax positions(j)	—	—	(354)
Valuation allowance (reversal) for deferred tax asset(k)	(37,833)	12,668	5,113
Adjusted net income before tax impact of adjustments	235,277	217,945	139,158
Tax impact of adjustments(l)	(36,043)	(43,113)	(45,766)
Adjusted net income from continuing operations	$199,234	$174,832	$93,392

Basic earnings (loss) per share from continuing operations	$0.80	$0.00	$(0.29)
Diluted earnings (loss) per share from continuing operations	$0.80	$0.00	$(0.29)

Adjusted basic earnings per share from continuing operations	$1.21	$1.07	$0.56
Adjusted diluted earnings per share from continuing operations	$1.21	$1.07	$0.56

Weighted average shares outstanding
Basic	162,836	160,319	161,917
Diluted	163,852	161,210	161,917

Weighted average shares outstanding for Adjusted Net Income
Basic	162,836	160,319	161,917
Diluted	163,852	161,210	164,100

Adjusted EBITDA — We define Adjusted EBITDA as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, cloud computing amortization, share-based compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, and certain non-recurring and non-core, infrequent or unusual charges. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation. Management believes this non-GAAP financial measure is useful because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions.
The following table provides a reconciliation of net income from continuing operations to Adjusted EBITDA:

Adjusted EBITDA
	Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
Net income (loss) from continuing operations	$132,073	$546	$(46,782)
Income tax (benefit) expense	(12,842)	24,547	5,636
Interest expense, net	121,202	156,991	160,401
Depreciation and amortization	81,858	78,989	76,579
EBITDA	322,291	261,073	195,834
Acquisition related costs(a)	1,644	2,394	7,588
Non-core items and project costs, net(b)	21,560	16,751	5,642
Cloud computing amortization(c)	17,696	10,081	2,673
Share-based compensation expense(d)	32,079	50,881	19,648
Foreign currency transaction (gain) loss, net(e)	(14,715)	17,530	(4,078)
Impairment, notes receivable loss, (gain) loss on sale of assets, net, and closed store expenses(f)	63,160	84,236	124,486
Loss on debt extinguishment(g)	5,392	205	—
Adjusted EBITDA	$449,107	$443,151	$351,793

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
(e)Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans as well as gains and losses on cross-currency swaps.
(f)Consists of the following items (i) asset impairments, (ii) (gains) losses, net on sale leasebacks, disposal of assets, including assets held for sale, or sale of business; and (iii) loss on fair value of the Seller Note.
(g)Represents charges incurred related to the Company’s full repayment of the Term Loan Facility in conjunction with the sale of the U.S. Car Wash business and the issuance of the Series 2025-1 Senior Notes in the current year and charges incurred related to the Company’s partial repayment of Senior Secured Notes in conjunction with the sale of its Canadian distribution business in the prior year.
(h)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statements of operations.
(i)Consists of the accelerated amortization of an interest rate hedge associated with the Series 2022-1 Senior Securitization Notes, which was refinanced in October 2025.
(j)Represents amounts recorded for uncertain tax positions, inclusive of interest and penalties.

(k)Represents valuation allowances on income tax carryforwards in certain jurisdictions that are not more likely than not to be realized.
(l)Represents the tax impact of adjustments associated with the reconciling items between net income from continuing operations and Adjusted Net Income, excluding the provision for uncertain tax positions and valuation allowance for certain deferred tax assets. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 36% depending upon the tax attributes of each adjustment and the applicable jurisdiction.
Results of Operations for the Year Ended December 27, 2025 Compared to the Year Ended December 28, 2024
To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Certain percentages presented have been rounded to the nearest number, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Year Ended
(in thousands)	December 27, 2025	% of Net Revenues	December 28, 2024	% of Net Revenues
			As Restated
Franchise royalties and fees	$190,085	10.2%	$188,634	10.8%
Company-operated store sales	1,294,958	69.5%	1,178,783	67.3%
Advertising fund contributions	108,521	5.8%	103,069	5.9%
Supply and other revenue	268,874	14.4%	281,990	16.1%
Total net revenue	$1,862,438	100.0%	$1,752,476	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased by $1 million, or 1% primarily due to increased franchise system-wide sales of $46 million, which was related to 87 net new franchised stores as well as Take 5 same store sales growth, partially offset by lower average royalty rates driven by varying performances among our franchised brands and negative same store sales within Franchise Brands.
Company-Operated Store Sales
Company-operated store sales increased $116 million, or 10%, which primarily related to 88 net new company-operated store openings as well as Take 5 and Auto Glass Now same store sales growth.
Advertising Fund Contribution
Advertising fund contributions increased by $5 million, or 5%, primarily due to increased franchise system-wide sales of $46 million and 87 net new franchised stores. Our franchise agreements typically require franchisees to pay continuing advertising fund fees based on a percentage of gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue decreased $13 million, or 5%, primarily due to the absence of $45 million of supply and other revenue in 2025 from our Canadian distribution business, which was sold in the third quarter of 2024, partially offset by increased supply sales of $35 million within the Take 5 segment.

Operating Expenses

	Year Ended
(in thousands)	December 27, 2025	% of Net Revenues	December 28, 2024	% of Net Revenues
			As Restated
Company-operated store expenses	$758,972	40.8%	676,890	38.6%
Advertising fund expenses	108,772	5.8%	103,460	5.9%
Supply and other expenses	157,302	8.4%	171,788	9.8%
Selling, general, and administrative expenses	496,297	26.6%	464,992	26.5%
Depreciation and amortization	81,858	4.4%	78,989	4.5%
Asset impairment charges and lease terminations	28,127	1.5%	56,538	3.2%
Total operating expenses	$1,631,328	87.5%	$1,552,657	88.5%
Company-Operated Store Expenses
Company-operated store expenses increased $82 million, or 12%, corresponding to store-related costs associated with 88 net new company-operated stores in the current year compared to the prior year, as well as variable costs associated with increased Take 5 and Auto Glass Now company-operated store sales during the year.
Advertising Fund Expenses
Advertising fund expenses increased by $5 million, or 5%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend in proportion to advertising fund contributions.
Supply and Other Expenses
Supply and other expenses decreased $14 million, or 8%, primarily due to the absence of supply and other expenses in 2025 from our Canadian distribution business, which was sold in the third quarter of 2024, partially offset by costs associated with the increased Take 5 supply revenue.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $31 million, or 7%, primarily due to loss on fair value of the Seller Note of $17 million, increased allowance for credit losses of $10 million relating to aged accounts receivables, increased cloud computing amortization of $8 million as well as increased professional services costs and payroll-related expenses and reduced capitalized labor, offset by reduced share-based compensation expenses of $19 million.
Depreciation and Amortization
Depreciation and amortization expense increased $3 million, or 4%, primarily due to 88 net new company-operated stores in the current year compared to the prior year.
Asset Impairment Charges and Lease Terminations
Asset impairment charges and lease terminations decreased $28 million, or 50%, primarily due to reduced impairment charges associated with assets held for sale and U.S. Car Wash assets not included in the U.S. Car Wash disposal group.
Other Expenses, Net

	Year Ended
(in thousands)	December 27, 2025	% of Net Revenues	December 28, 2024	% of Net Revenues
			As Restated
Interest expense, net	$121,202	6.5%	$156,991	9.0%
Foreign currency transaction (gain) loss, net	(14,715)	(0.8)%	17,530	1.0%
Loss on debt extinguishment	5,392	0.3%	205	—%
Other expenses, net	$111,879	6.0%	$174,726	10.0%

Interest Expense, Net
Interest expense, net decreased $36 million, or 23%, primarily related to decreased borrowings on the Revolving Credit Facility and the full repayment of the Term Loan Facility in the current year, as well as accelerated amortization relating to the interest rate hedge associated with the 2022-1 Class A-2 Securitization Senior Notes.
Foreign Currency Transaction (Gain) Loss, Net
The foreign currency transaction gain for the year ended December 27, 2025 was primarily comprised of transaction gains of $23 million in our foreign operations, partially offset by a loss on the foreign currency swap of $8 million. The foreign currency transaction loss for the year ended December 28, 2024 was primarily comprised of transaction losses in our foreign operations of $25 million, partially offset by a gain on foreign currency swaps of $7 million.
Loss on Debt Extinguishment
Loss on debt extinguishment for the year ended December 27, 2025 related to charges incurred for the Company’s full repayment of the Term Loan Facility as well as charges incurred associated with the issuance of the Company’s 2025-1 Senior Notes. Loss on debt extinguishment for the year ended December 28, 2024 related to the Company’s partial repayment of Series 2022-1 Senior Notes.
Income Tax (Benefit) Expense

	Year Ended
(in thousands)	December 27, 2025	% of Net Revenues	December 28, 2024	% of Net Revenues
			As Restated
Income tax (benefit) expense	$(12,842)	(0.7%)	$24,547	1.4%

Income tax benefit for the year ended December 27, 2025 was primarily driven by the release of a valuation allowance, which incorporated the impact from the enactment of OBBBA, which increased the Company’s interest expense limitation under Section 163(j), partially offset by tax at the U.S. federal statutory tax rate, non-deductible share-based compensation, and state income taxes. Income tax expense for the year ended December 28, 2024 was driven by tax at the U.S. federal statutory tax rate, income tax expense from recording of valuation allowances on net operating loss and interest expense limitation carryforwards, and state income taxes.

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
Net Revenue

	Year Ended
(in thousands)	December 28, 2024	% of Net Revenues	December 30, 2023	% of Net Revenues
	As Restated		As Restated
Franchise royalties and fees	$188,634	10.8%	$190,367	11.1%
Company-operated store sales	1,178,783	67.3%	1,140,141	66.7%
Advertising fund contributions	103,069	5.9%	99,068	5.8%
Supply and other revenue	281,990	16.1%	280,464	16.4%
Total net revenue	$1,752,476	100.0%	$1,710,040	100.0%
Franchise Royalties and Fees
Franchise royalties and fees decreased by $2 million, or 1%, primarily due to a decrease in average royalty rates within the Franchise Brands segment, partially offset by an increase in franchise system-wide sales of $191 million, driven by franchise same store sales growth within the Franchise Brands and Take 5 segments and the addition of 143 net new franchised stores.
Company-Operated Store Sales
Company-operated store sales increased $39 million, or 3%, which primarily related to 54 net new company-operated store openings and Take 5 same store sales growth. These increases were partially offset by the decrease of company-operated revenue associated with the sale of nine company-operated stores to a franchisee in 2024 within the Franchise Brands segment, negative Auto Glass Now same store sales growth, and sales associated with U.S. Car Wash locations that closed during 2023 and were not included in the U.S. Car Wash disposal group.
Advertising Fund Contributions
Advertising fund contributions increased $4 million, or 4%, due to increased franchise system-wide sales of $191 million and 143 net new franchised stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue remained relatively flat primarily due to increased supply sales within the Take 5 and Franchise Brands segments, offset by decreased revenue following the sale of our Canadian distribution business in the third quarter of 2024.

Operating Expenses

	Year Ended
(in thousands)	December 28, 2024	% of Net Revenues	December 30, 2023	% of Net Revenues
	As Restated		As Restated
Company-operated store expenses	$676,890	38.6%	$719,962	42.1%
Advertising fund expenses	103,460	5.9%	103,382	6.0%
Supply and other expenses	171,788	9.8%	181,556	10.6%
Selling, general, and administrative expenses	464,992	26.5%	389,565	22.8%
Depreciation and amortization	78,989	4.5%	76,579	4.5%
Asset impairment charges and lease terminations	56,538	3.2%	123,819	7.2%
Total operating expenses	$1,552,657	88.5%	$1,594,863	93.2%
Company-Operated Store Expenses
Company-operated store expenses decreased $43 million, or 6%, primarily due to the Accounts Payable Adjustments, a decrease in costs associated with the sale of nine company-operated stores to a franchisee in 2024, and increased labor efficiency, partially offset by store-related costs associated with 54 net new company-operated stores.
Advertising Fund Expenses
Advertising fund expenses remained flat, which is largely commensurate to advertising fund contributions during the period, partially offset by increased advertising expenditures in 2023 for certain brands. Advertising fund expenses generally trend in proportion with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses decreased $10 million, or 5%, primarily related to the sale of our Canadian distribution business in 2024, partially offset by costs associated with increased supply sales within the Take 5 segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $75 million, or 19%, due to increased employee related benefit costs, primarily related to $32 million of share-based compensation expense relating to the modification of pre-IPO awards in the fourth quarter of 2023 and increased professional services costs, IT expenses, and cloud computing amortization.
Depreciation and Amortization
Depreciation and amortization expense increased $2 million, or 3%, primarily relating to 54 net new company-operated stores in the year ended December 28, 2024 compared to the prior year.
Asset Impairment Charges and Lease Terminations
Asset impairment charges and lease terminations decreased $67 million, or 54%, primarily due to reduced impairment charges associated with U.S. Car Wash fixed assets and right-of-use assets not included in the U.S. Car Wash disposal group relating to store closures in 2023.
Other Expenses, Net

	Year Ended
(in thousands)	December 28, 2024	% of Net Revenues	December 30, 2023	% of Net Revenues
	As Restated		As Restated
Interest expense, net	$156,991	9.0%	160,401	9.4%
Foreign currency transaction (gain) loss, net	17,530	1.0%	(4,078)	(0.2%)
Loss on debt extinguishment	205	—%	—	—%
Other expenses, net	$174,726	10.0%	$156,323	9.2%

Interest Expense, Net
Interest expense, net decreased $3 million, or 2%, primarily due to debt reduction in the year ended December 28, 2024, primarily due to reduced Term Loan Facility interest and increased interest income, primarily offset by increased borrowings on the Revolving Credit Facility.
Foreign Currency Transaction (Gain) Loss, Net
The foreign currency transaction loss for the year ended December 28, 2024 was primarily comprised of $25 million in transaction losses in our foreign operations, offset by a gain on foreign currency swaps of $7 million. The foreign currency transaction gain for the year ended December 30, 2023 was primarily comprised of $3 million in transaction gains in our foreign operations and a gain on foreign currency hedges of $1 million.
Loss on Debt Extinguishment
Loss on debt extinguishment for the year ended December 28, 2024 represents charges incurred related to the Company’s partial repayment of Series 2022-1 Senior Notes in conjunction with the sale of its Canadian distribution business.
Income Tax Expense

	Year Ended
(in thousands)	December 28, 2024	% of Net Revenues	December 30, 2023	% of Net Revenues
	As Restated		As Restated
Income tax expense	$24,547	1.4%	$5,636	0.3%
Income tax expense for the years ended December 28, 2024 and December 30, 2023 was driven by tax at the U.S. federal statutory tax rate, income tax expense from recording of valuation allowances on net operating loss and interest expense limitation carryforwards, and state income taxes.

Segment Results of Operations for the Year Ended December 27, 2025 Compared to the Year Ended December 28, 2024
We assess the performance of our segments based on Adjusted EBITDA, which is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
Take 5

	Year Ended		2025	2024
(in thousands, unless otherwise noted)	December 27, 2025	December 28, 2024	% Net Revenue For Segment	% Net Revenue For Segment
		As Restated
Net revenue
Franchise royalties and fees	$37,531	$26,390	3.1%	2.5%
Company-operated store sales	1,020,113	920,518	83.9%	86.0%
Supply and other revenue	157,771	123,237	13.0%	11.5%
Total net revenue	$1,215,415	$1,070,145	100.0%	100.0%
Adjusted EBITDA	$418,676	$380,155	34.4%	35.5%

System-Wide Sales			Change
Franchised stores	$596,968	$465,059	$131,909	28.4%
Company-operated stores	1,020,113	920,518	99,595	10.8%
Total system-wide sales	$1,617,081	$1,385,577	$231,504	16.7%

Store Count (in whole numbers)			Change
Franchised stores	530	463	67	14.5%
Company-operated stores	812	718	94	13.1%
Total store count	1,342	1,181	161	13.6%
Same Store Sales %	6.2%	6.7%
Take 5 net revenue increased $145 million, or 14%, driven primarily by a $100 million increase in company-operated store sales from same store sales growth and 94 net new company-operated stores. In addition, supply and other revenue increased by $35 million, or 28%, primarily due to higher system-wide sales. Franchise royalties and fees increased by $11 million, or 42%, primarily due to a $132 million, or 28%, increase in franchise system-wide sales from same store sales growth and 67 net new franchised stores.
Take 5 Adjusted EBITDA increased $39 million, or 10%, corresponding with net store growth and same store sales growth, partially offset by variable costs associated with the increased company-operated store sales and supply and other revenue in the current year compared to the prior year.

Franchise Brands

	Year Ended		2025	2024
(in thousands, unless otherwise noted)	December 27, 2025	December 28, 2024	% Net Revenue For Segment	% Net Revenue For Segment
		As Restated
Net revenue
Franchise royalties and fees	$152,554	$162,244	53.5%	54.9%
Company-operated store sales	17,241	16,372	6.0%	5.5%
Supply and other revenue	115,210	116,720	40.4%	39.5%
Total net revenue	$285,005	$295,336	100.0%	100.0%
Adjusted EBITDA	$178,838	$190,759	62.7%	64.6%

System-Wide Sales			Change
Franchised stores	$4,200,793	$4,287,002	$(86,209)	(2.0%)
Company-operated stores	17,241	16,372	869	5.3%
Total system-wide sales	$4,218,034	$4,303,374	$(85,340)	(2.0%)

Store Count (in whole numbers)			Change
Franchised stores	2,686	2,666	20	0.8%
Company-operated stores	13	13	—	—%
Total store count	2,699	2,679	20	0.7%
Same Store Sales %	(1.1%)	0.9%
Franchise Brands net revenue decreased $10 million, or 3%, driven by a change in the composition of franchised brands’ system-wide sales resulting in a lower average royalty rate and a decrease in franchise system-wide sales of $86 million, or 2%.
Franchise Brands Adjusted EBITDA decreased $12 million, or 6%, primarily due to decreased net revenue and increased general and administrative charges.

Auto Glass Now

	Year Ended		2025	2024
(in thousands, unless otherwise noted)	December 27, 2025	December 28, 2024	% Net Revenue For Segment	% Net Revenue For Segment
		As Restated
Net revenue
Company-operated store sales	$257,604	$237,500	99.9%	100.0%
Supply and other revenue	150	28	0.1%	—%
Total net revenue	$257,754	$237,528	100.0%	100.0%
Adjusted EBITDA	$25,874	$12,597	10.0%	5.3%

System-Wide Sales			Change
Company-operated stores	$257,604	$237,500	$20,104	8.5%
Total system-wide sales	$257,604	$237,500	$20,104	8.5%

Store Count (in whole numbers)			Change
Company-operated stores	211	217	(6)	(2.8%)
Total store count	211	217	(6)	(2.8%)
Same Store Sales %	7.9%	(11.6%)
Auto Glass Now net revenue increased $20 million, or 9%, driven primarily by same store sales growth as a result of increased volume and average ticket.
Auto Glass Now Adjusted EBITDA increased by $13 million, or 105%, driven primarily by same store sales growth, partially offset by variable costs associated with increased sales, including marketing expenditures.

Segment Results of Operations for the Year Ended December 28, 2024 Compared to the Year Ended December 30, 2023

We assess the performance of our segments based on Adjusted EBITDA, which is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, cloud computing amortization, share-based compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, and certain non-recurring and non-core, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

Take 5

	Year Ended		2024	2023
(in thousands, unless otherwise noted)	December 28, 2024	December 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
	As Restated	As Restated
Net revenue
Franchise royalties and fees	$26,390	$18,719	2.5%	2.0%
Company-operated store sales	920,518	809,356	86.0%	87.7%
Supply and other revenue	123,237	95,320	11.5%	10.3%
Total net revenue	$1,070,145	$923,395	100.0%	100.0%
Adjusted EBITDA	$380,155	$281,050	35.5%	30.4%

System-Wide Sales			Change
Franchised stores	$465,059	$353,450	$111,609	31.6%
Company-operated stores	920,518	809,356	111,162	13.7%
Total system-wide sales	$1,385,577	$1,162,806	$222,771	19.2%

Store Count (in whole numbers)			Change
Franchised stores	463	355	108	30.4%
Company-operated stores	718	652	66	10.1%
Total store count	1,181	1,007	174	17.3%
Same Store Sales %	6.7%	14.0%

Take 5 net revenue increased $147 million, or 16%, driven primarily by an $111 million increase in company-operated store sales from same store sales growth and 66 net new company-operated stores. In addition, supply and other revenue increased by $28 million, or 29%, primarily due to higher system-wide sales. Franchise royalties and fees increased by $8 million, or 41%, primarily due to an $112 million, or 32%, increase in franchise system-wide sales driven by same store sales growth and 108 net new franchised stores.

Take 5 Adjusted EBITDA increased $99 million, or 35%, driven primarily by net store growth and same store sales growth, as well as the Accounts Payable Adjustments. Take 5 Adjusted EBITDA was partially offset by costs associated with the increased company-operated store sales and store-related costs associated with 66 net new company-operated stores in the year ended December 28, 2024 compared to the prior year.

Franchise Brands

	Year Ended		2024	2023
(in thousands, unless otherwise noted)	December 28, 2024	December 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
	As Restated	As Restated
Net revenue
Franchise royalties and fees	$162,244	$171,648	54.9%	49.0%
Company-operated store sales	16,372	60,837	5.5%	17.4%
Supply and other revenue	116,720	118,042	39.6%	33.6%
Total net revenue	$295,336	$350,527	100.0%	100.0%
Adjusted EBITDA	$190,759	$200,503	64.6%	57.2%

System-Wide Sales			Change
Franchised stores	$4,287,002	$4,207,530	$79,472	1.9%
Company-operated stores	16,372	60,837	(44,465)	(73.1%)
Total system-wide sales	$4,303,374	$4,268,367	$35,007	0.8%

Store Count (in whole numbers)			Change
Franchised stores	2,666	2,631	35	1.3%
Company-operated stores	13	24	(11)	(45.8%)
Total store count	2,679	2,655	24	0.9%
Same Store Sales %	0.9%	8.4%
Franchise Brands net revenue decreased $55 million, or 16%, primarily driven by a decrease in company-operated store sales of $44 million related to the sale of nine company-operated stores to a franchisee in 2024. Franchise royalties and fees decreased $9 million, or 5%, due to a change in the composition of franchised brands’ system-wide sales mix resulting in a lower average royalty rate, partially offset by an increase of $79 million, or 2%, relating to franchise system-wide sales driven by same store sales growth and 35 net new franchised stores.
Franchise Brands Adjusted EBITDA decreased $10 million, or 5%, primarily due to Adjusted EBITDA associated with nine company-operated stores sold to a franchisee in 2024 and decreased franchise royalties and fees, partially offset by an improvement in operating margin.

Auto Glass Now

	Year Ended		2024	2023
(in thousands, unless otherwise noted)	December 28, 2024	December 30, 2023	% Net Revenue For Segment	% Net Revenue For Segment
	As Restated	As Restated
Net revenue
Company-operated store sales	$237,500	$254,568	100.0%	100.0%
Supply and other revenue	28	—	—%	—%
Total net revenue	$237,528	$254,568	100.0%	100.0%
Adjusted EBITDA	$12,597	$10,022	5.3%	3.9%

System-Wide Sales			Change
Company-operated stores	$237,500	$254,568	(17,068)	(6.7%)
Total system-wide sales	$237,500	$254,568	$(17,068)	(6.7%)

Store Count (in whole numbers)			Change
Company-operated stores	217	218	(1)	(0.5%)
Total store count	217	218	(1)	(0.5%)
Same Store Sales %	(11.6%)	1.9%

Auto Glass Now net revenue decreased by $17 million, or 7%, driven by decreased same store sales as a result of decreased volume.
Auto Glass Now Adjusted EBITDA increased by $3 million, or 26%, primarily due to lower variable costs associated with decreased volume and operational efficiencies, including reduced payroll related costs.

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
Driven Brands Funding, LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and Driven Brands Canada Funding Corporation (along with the Issuer, the “Co-Issuers”) are subject to certain customary qualitative and quantitative covenants related to debt service coverage in connection with our securitization senior notes. Our Revolving Credit Facility also has certain customary qualitative and quantitative covenants. As of the date hereof, the Co-Issuers and Driven Holdings, LLC are in material compliance with all such covenants under their respective credit agreements.
In February 2025, Driven Holdings, LLC entered into an amendment extending the maturity date of the Revolving Credit Facility to February 2030, subject to certain terms and conditions. See Note 9 to our consolidated financial statements for additional information.
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
In October 2025, the Company issued $500 million of Series 2025-1 Class A-2 Securitization Senior Notes (the “2025-1 Senior Notes”) and used the proceeds in combination with approximately $130 million of the Company’s Revolving Credit Facility to fully repay the Company’s Series 2019-1 and 2022-1 Class A-2 Securitization Senior Notes. The utilization of the Revolving Credit Facility to repay a portion of the debt provides the Company additional flexibility regarding the timing of future debt repayments.
At December 27, 2025, the Company had total liquidity of $634 million consisting of $103 million in cash and cash equivalents and $531 million of undrawn capacity on its variable funding securitization senior notes and Revolving Credit Facility. This does not include the additional $135 million Series 2022 Class A-1 Notes that would expand the Company’s variable funding note borrowing capacity if the Company elects to exercise them, assuming certain conditions continue to be met.
On November 27, 2025, the Company entered into a definitive agreement to sell its ICW business. On January 27, 2026, the Company completed the sale of ICW for an aggregate purchase price of $490 million. The Company used the proceeds to fully repay the outstanding balance of $252 million for the 2019-2 Senior Notes, make a partial repayment of $80 million for the 2020-1 Senior Notes, and make a repayment of $140 million for the Revolving Credit facility.
Certain of the senior notes contain provisions that provide that when the Company achieves a certain leverage ratio, such notes do not amortize, although the Company may still elect to make such amortization payments. If such notes were subject to amortization, $25 million in debt commitments would be due in 2026. As of December 27, 2025, the Company is below the certain leverage ratio threshold. See Note 9 to our consolidated financial statements for additional information.
In connection with the issuance of the 2025-1 Senior Notes, the Co-Issuers entered into the Second Amended and Restated Base Indenture (the “Base Indenture”). In March 2026, the Co-Issuers entered into Amendment No. 1 to the Base Indenture (“Amendment No. 1”), dated as of October 20, 2025. Amendment No. 1 amended the Base Indenture to extend the deadlines for certain deliverables and to clarify certain other requirements following the occurrence of a re-issuance restatement of the Co-Issuers’ financial statements. On April 22, 2026, the Co-Issuers received a waiver under the Base Indenture, extending Driven Brands Holdings Inc.’s deadline to deliver Driven Brands Holdings Inc.’s annual financial statements for fiscal year 2025 to June 10, 2026, and the deadline for the quarterly financial statements for the period ended March 28, 2026 to 45 days following the delivery of the annual financial statements for fiscal year 2025.
In April 2026, the Company entered into an amendment that also provides for a limited waiver to the Revolving Credit Facility. See Note 9 to our consolidated financial statements for additional information.

In addition to our liquidity and capital resources, we have significant contractual obligations and commitments as of December 27, 2025 relating to the following:
•Long-term debt and interest obligations - As of December 27, 2025, our outstanding debt balance was $2.2 billion. See Note 9 to our consolidated financial statements for additional details regarding the timing of expected future principal payments. Interest on long-term debt is calculated based on debt outstanding and interest rates in effect on December 27, 2025, taking into account scheduled maturities and amortization payments. As of December 27, 2025, we estimate cash interest payments of $93 million due in 2026 and $239 million due in 2027 and thereafter. Following repayment of debt from the proceeds of the ICW sale, the Company now expects cash interest payments of $76 million due in 2026 and $224 million due in 2027 and thereafter.
•Operating lease commitments - The Company and its subsidiaries have operating lease agreements for the rental of office space, company-operated stores, and office equipment. As of December 27, 2025, our remaining contractual commitments for operating leases were $813 million. See Note 11 to our consolidated financial statements regarding the timing of expected future payments.
•Sublease rental - The Company’s subsidiaries enter into certain lease agreements with owners of real property to sublet the leased premises to its franchisees. As of December 27, 2025, our remaining contractual commitments for sublease rentals were $12 million. See Note 11 to our consolidated financial statements regarding the timing of expected future lease related payments.
•Lease guarantees - Historically, the Company guaranteed certain payment and performance obligations under real estate leases related to the U.S. Car Wash business, which was sold in April 2025. Certain of these guarantees (the “Guarantees”) remain in effect following the sale. See Note 17 to our consolidated financial statements for additional information.

The following table illustrates the main components of our cash flows for the year ended December 27, 2025, December 28, 2024, and December 30, 2023:

	Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
Net cash provided by operating activities	$330,543	$243,954	$228,568
Net cash provided by (used in) investing activities	232,726	50,075	(451,407)
Net cash (used in) provided by financing activities	(564,973)	(303,934)	170,294
Effect of exchange rate changes on cash	5,654	(4,103)	484
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$3,950	$(14,008)	$(52,061)

Cash flow information is inclusive of cash flows from discontinued operations.

Operating Activities
Net cash provided by operating activities was $331 million for the year ended December 27, 2025 compared to $244 million for the year ended December 28, 2024. The increase in cash provided by operating activities was primarily due to increased operating income, decreased interest expense, and working capital improvements, during the year ended December 27, 2025.
Net cash provided by operating activities was $244 million for the year ended December 28, 2024 compared to $229 million for the year ended December 30, 2023. The increase was primarily due to increased operating income, decreased interest expense, net working capital improvements, partially offset by costs associated with improvements to our IT infrastructure during the year ended December 28, 2024.
Investing Activities
Net cash provided by investing activities was $233 million for the year ended December 27, 2025 compared to $50 million for the year ended December 28, 2024. The increase in cash provided by investing activities was primarily due to increased proceeds from the sale of businesses and fixed assets, including sale leaseback transactions, assets held for sale, the sale of the U.S. Car Wash business, as well as the sale of the Seller Note, of $125 million, and a $66 million decrease in capital expenditures.

Net cash provided by investing activities was $50 million for the year ended December 28, 2024 compared to $451 million used in investing activities for the year ended December 30, 2023. The increase was primarily due to a $308 million decrease in capital expenditures, a $280 million increase in proceeds from the sale or disposal of businesses and fixed assets, of which $205 million related to assets held for sale, $78 million from the sale of our Canadian distribution business, $18 million from the sale of nine company-operated collision stores to a franchisee, and a $57 million decrease in net cash paid for acquisitions, partially offset by a $143 million decrease in proceeds from sale leaseback transactions.
Financing Activities
Net cash used in financing activities was $565 million for the year ended December 27, 2025 compared to $304 million for the year ended December 28, 2024. The increase in cash used in financing activities was primarily related to an increase in net repayments of debt, including finance leases, of $522 million, primarily associated with repayments of the Company’s Term Loan Facility, the 2019-1 and 2022-1 Class A-2 Securitization Senior Notes, and net repayments on the Revolving Credit Facility in the current year. This was partially offset by an increase of $225 million from the proceeds of the issuance of senior notes in the current year and a reduction in Tax Receivable Agreement payments of $38 million compared to the prior year. See Note 9 to our consolidated financial statements for additional information regarding the Company’s debt.
Net cash used in financing activities was $304 million for the year ended December 28, 2024 compared to $170 million provided by the year ended December 30, 2023. The increase in cash used by financing activities was primarily related to an increase in net repayments of long-term debt, including finance leases, of $437 million, Tax Receivable Agreement payments of $38 million during the year ended December 28, 2024, net repayments on the Revolving Credit facility of $58 million in the year ended December 28, 2024 compared to net borrowings on the Revolving Credit Facility of $248 million in the prior year, debt issuance costs of $10 million in the year ended December 28, 2024, and proceeds from the exercise of stock options of $6 million in the prior year. The increase is partially offset by the 2024-1 Senior Notes issuance of $275 million in the year ended December 28, 2024 and share repurchases of $50 million in the prior year. See Note 9 to our consolidated financial statements for additional information regarding the Company’s debt.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to our pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement, which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divests. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current tax receivable agreement payable of $56 million and $23 million as of December 27, 2025 and December 28, 2024, respectively, and a non-current tax receivable agreement payable of $73 million and $111 million as of December 27, 2025 and December 28, 2024, respectively, on the consolidated balance sheets. We made payments of approximately $38 million under the Tax Receivable Agreement in the year ended December 28, 2024. No payments were made during the year ended December 27, 2025. During the first quarter of fiscal year 2026, we made payments of approximately $21 million.
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
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill and intangible assets considered to have an indefinite life are evaluated throughout the year to determine if indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in our business, in the overall business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of our common stock.
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
In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and indefinite-lived intangible assets. Significant assumptions used by management in estimating fair value under the discounted cash flow model include discount rates, revenue growth rates, long-term revenue growth rates, EBITDA margins, capital expenditures, and tax rates. Other assumptions include operating expenses and overhead expenses. Assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our financing activities used to fund business operations. Primary exposures include movements in the SOFR. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. Over the past several years, the U.S. Federal Reserve Board and European Central Bank have changed certain benchmark interest rates, which has resulted in fluctuations within our variable rate debt instruments.
We have attempted to manage this risk by issuing fixed rate debt instruments on the majority of our securitization senior notes. However, our variable funding notes and Revolving Credit Facility are variable rate, and therefore our interest costs are subject to change based on movement in interest rates. A hypothetical rate increase or decrease of 1% for variable debt held as of December 27, 2025, would have resulted in an increase or decrease of interest expense of $1 million. Subsequent to the full repayment of the Revolving Credit Facility in January 2026, there is no outstanding variable rate debt.
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
Foreign Exchange Risk
We are exposed to market risk due to changes in currency exchange rate fluctuations for revenues generated by our operations in Canada and Europe which can adversely impact our net income and cash flows. Our consolidated statements of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions, such as intercompany loans denominated in foreign currency. We have attempted to minimize this risk on certain securitization debt with a cross-currency swap to hedge our risk to changes between the U.S. Dollar and Canadian Dollar. See Note 12 to the consolidated financial statements for additional details.
Impact of Inflation
Inflation did not have a significant overall effect on our annual results of operations during 2025, 2024 or 2023. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Driven Brands Holdings Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Driven Brands Holdings Inc. and its subsidiaries (the “Company”) as of December 27, 2025 and December 28, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 27, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain (i) an effective control environment commensurate with its financial reporting requirements; (ii) effective controls related to account reconciliations; (iii) effective controls over leases; (iv) effective controls related to intercompany and consolidation transactions; and (v) effective controls over manual journal entries.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Previously Issued Financial Statements
As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2024 and 2023 financial statements to correct misstatements.
See also the “Accounting for Leases and Lease Modifications” critical audit matter.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Accounting for Leases and Lease Modifications
As described in Notes 2 and 11 to the consolidated financial statements, the Company’s lease and sublease portfolio primarily consists of the real property leases related to franchisee and company-operated locations, as well as office space and vehicle and equipment leases. As of December 27, 2025, right-of-use (“ROU”) assets, current lease liabilities and long-term lease liabilities were $513.5 million, $47.1 million, and $501.5 million for operating leases and $24.3 million, $6.7 million, and $19.2 million for finance leases. At contract inception, the Company determines whether the contract is or contains a lease based on the terms and conditions of the contract. Lease contracts with terms of more than one year are recognized as ROU assets and lease liabilities upon lease commencement. For new lease agreements entered into or leases reassessed upon modification, the Company combines lease and non-lease components. The Company’s vehicle and equipment leases are comprised of a single lease component. Certain leases include renewal and termination options. These renewals are included in the lease term in determining the ROU assets and liabilities when the Company is reasonably certain they will exercise the option. The Company remeasures lease payments and reassesses lease classification upon lease modification, if certain conditions are present. See also the “Restatement of Previously Issued Financial Statements” section of our report.
The principal considerations for our determination that performing procedures relating to the accounting for leases and lease modifications is a critical audit matter are a high degree of auditor judgment, subjectivity, and effort in performing procedures related to the Company’s accounting for leases and lease modifications. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified that impacted this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included obtaining an understanding of controls related to the leasing process, including controls over the initial recognition of and subsequent accounting for lease right-of-use assets and lease liabilities. These procedures also included, among others, testing the completeness of data used in the Company’s lease portfolio and, for a sample of leases, evaluating the Company’s recognition and measurement of right-of-use assets and lease liabilities by (i) reading source documents, such as lease agreements; (ii) evaluating the appropriateness of management’s lease classification analysis; (iii) testing the accuracy of the lease right-of-use asset and lease liability recognized; and (iv) evaluating management’s assessment of the accounting implications of lease renewals.
Annual Goodwill Impairment Assessment – A Certain Reporting Unit in the Franchise Brands and the Reporting Units in the Auto Glass Now Reportable Segments
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s goodwill balance was $1.2 billion as of December 27, 2025, and the goodwill of the Franchise Brands and Auto Glass Now reportable segments were $626.9 million, a portion of which relates to a certain reporting unit, and $149.3 million, respectively. Management tests goodwill for impairment at the reporting unit level on the first day of the fourth quarter every year or more frequently if events or changes in circumstances indicate the asset might be impaired. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. Management uses an income approach (the discounted cash flow method) and a market approach (the guideline public company method) to determine the fair value of the reporting units.

Assumptions used under the discounted cash flow method include the discount rates, revenue growth rates, long-term revenue growth rates, EBITDA margins, capital expenditures, and tax rates. Assumptions used under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of a certain reporting unit in the Franchise Brands and the reporting units in the Auto Glass Now reportable segments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) discount rate, revenue growth rates, and EBITDA margins used in the discounted cash flow method for a certain reporting unit in the Franchise Brands and the reporting units in the Auto Glass Now reportable segments and (b) selection of guideline companies and valuation multiples applied used in the guideline public company method for such reporting units; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of a certain reporting unit in the Franchise Brands and the reporting units in the Auto Glass Now reportable segments. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow method and guideline public company method used by management; (iii) testing the completeness and accuracy of the underlying data used in the methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to (a) discount rate, revenue growth rates, and EBITDA margins used in the discounted cash flow method and (b) selection of guideline companies and valuation multiples applied used in the guideline public company method. Evaluating management’s assumptions related to revenue growth rates and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current performance of the reporting units; (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit; and (iii) the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and the guideline public company method and (ii) the reasonableness of the assumptions related to the discount rate, selection of guideline companies, and valuation multiples applied.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
May 19, 2026

We have served as the Company’s auditor since 2022.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in thousands, except per share amounts)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated and Recast	As Restated and Recast
Net revenue:
Franchise royalties and fees	$190,085	$188,634	$190,367
Company-operated store sales	1,294,958	1,178,783	1,140,141
Advertising contributions	108,521	103,069	99,068
Supply and other revenue	268,874	281,990	280,464
Total net revenue	1,862,438	1,752,476	1,710,040
Operating expenses:
Company-operated store expenses	758,972	676,890	719,962
Advertising expenses	108,772	103,460	103,382
Supply and other expenses	157,302	171,788	181,556
Selling, general, and administrative expenses	496,297	464,992	389,565
Depreciation and amortization	81,858	78,989	76,579
Asset impairment charges and lease terminations	28,127	56,538	123,819
Total operating expenses	1,631,328	1,552,657	1,594,863
Operating income	231,110	199,819	115,177
Other expenses, net:
Interest expense, net	121,202	156,991	160,401
Foreign currency transaction (gain) loss, net	(14,715)	17,530	(4,078)
Loss on debt extinguishment	5,392	205	—
Other expenses, net	111,879	174,726	156,323
Income (loss) before taxes from continuing operations	119,231	25,093	(41,146)
Income tax (benefit) expense	(12,842)	24,547	5,636
Net income (loss) from continuing operations	$132,073	$546	$(46,782)
Gain on sale of discontinued operations, net of tax	35,752	—	—
Net loss from discontinued operations, net of tax	(27,663)	(297,999)	(752,149)
Net income (loss)	$140,162	$(297,453)	$(798,931)

Basic earnings (loss) per share:
Continuing Operations	$0.80	$—	$(0.29)
Discontinued Operations	0.05	(1.86)	(4.65)
Net basic earnings (loss) per share	$0.85	$(1.86)	$(4.94)

Diluted earnings (loss) per share:
Continuing Operations	$0.80	$—	$(0.29)
Discontinued Operations	0.05	(1.86)	(4.65)
Net diluted earnings (loss) per share	$0.85	$(1.86)	$(4.94)

Weighted average shares outstanding
Basic	162,836	160,319	161,917
Diluted	163,852	161,210	161,917

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
Net income (loss)	$140,162	$(297,453)	$(798,931)
Other comprehensive income (loss):
Foreign currency translation adjustments	59,683	(34,544)	26,096
Unrealized loss from cash flow hedges, net of tax	(5,735)	(1,439)	(1,564)
Actuarial gain (loss) of defined pension plan, net of tax	472	(201)	(633)
Other comprehensive income (loss), net	54,420	(36,184)	23,899
Total comprehensive income (loss)	194,582	(333,637)	(775,032)
Comprehensive income attributable to non-controlling interests	—	—	13
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$194,582	$(333,637)	$(775,045)

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 27, 2025	December 28, 2024
		As Restated and Recast
Assets
Current assets:
Cash and cash equivalents	$102,938	$103,438
Restricted cash	162	358
Accounts and notes receivable, net	131,958	146,372
Inventory	52,375	48,889
Prepaid and other assets	50,103	24,065
Income tax receivable	49,266	26,577
Advertising fund assets, restricted	60,826	48,349
Assets held for sale	31,233	79,090
Current assets of discontinued operations	61,993	130,713
Total current assets	540,854	607,851
Other assets	114,657	118,948
Property and equipment, net	471,804	409,451
Operating lease right-of-use assets	513,458	451,793
Deferred commissions	7,824	7,246
Intangibles, net	617,849	634,794
Goodwill	1,218,002	1,205,530
Deferred tax assets	3,982	7,204
Non-current assets of discontinued operations	671,490	1,808,978
Total assets	$4,159,920	$5,251,795
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$93,029	$86,188
Accrued expenses and other liabilities	198,759	160,283
Income tax payable	2,652	5,590
Current portion of long-term debt	276,691	33,696
Tax receivable agreement payable	56,211	22,676
Advertising fund liabilities	24,670	25,996
Current liabilities of discontinued operations	73,795	114,353
Total current liabilities	725,807	448,782
Long-term debt	1,882,783	2,658,889
Deferred tax liabilities	13,554	31,885
Operating lease liabilities	501,506	439,838
Tax receivable agreement payable	73,084	110,597
Deferred revenue	30,365	31,893
Long-term accrued expenses and other liabilities	—	2,026
Non-current liabilities of discontinued operations	165,619	984,115
Total liabilities	3,392,718	4,708,025
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,531,712 and 163,842,248 shares issued and outstanding; respectively	1,645	1,638
Additional paid-in capital	1,736,416	1,707,573
Accumulated deficit	(953,208)	(1,093,370)
Accumulated other comprehensive loss	(17,651)	(72,071)
Total shareholders’ equity	767,202	543,770
Total liabilities and shareholders' equity	$4,159,920	$5,251,795

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended
	December 27, 2025		December 28, 2024		December 30, 2023
			As Restated		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,842,248	$1,638	163,965,231	$1,640	167,404,047	$1,674
Stock issued relating to Employee Stock Purchase Plan	76,605	1	73,196	—	82,546	1
Shares issued for exercise/vesting of share-based compensation awards	618,467	6	256,191	3	354,093	4
Share repurchases	—	—	—	—	(3,601,694)	(36)
Forfeiture of restricted stock awards	(5,608)	—	(452,370)	(5)	(273,761)	(3)
Balance at end of period	164,531,712	$1,645	163,842,248	$1,638	163,965,231	$1,640
Additional paid-in capital
Balance at beginning of period		$1,707,573		$1,656,166		$1,627,681
Share-based compensation expense		32,276		52,096		20,288
Exercise of stock options		—		—		6,117
Stock issued relating to Employee Stock Purchase Plan		961		904		2,080
Tax obligations for share-based compensation		(4,394)		(1,593)		—
Balance at end of period		$1,736,416		$1,707,573		$1,656,166
(Accumulated deficit) retained earnings
Balance at beginning of period		$(1,093,370)		$(795,917)		$52,934
Share repurchases		—		—		(49,920)
Net income (loss)		140,162		(297,453)		(798,931)
Balance at end of period		$(953,208)		$(1,093,370)		$(795,917)
Accumulated other comprehensive loss
Balance at beginning of period		$(72,071)		$(35,887)		$(59,773)
Other comprehensive income (loss)		54,420		(36,184)		23,886
Balance at end of period		$(17,651)		$(72,071)		$(35,887)
Non-controlling interests
Balance at beginning of period		$—		$644		$631
Other comprehensive income		—		—		13
Acquisition of non-controlling interest		—		(644)		—
Balance at end of period		$—		$—		$644
Total shareholders’ equity		$767,202		$543,770		$826,646

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
Net income (loss)	$140,162	$(297,453)	$(798,931)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,432	181,409	174,859
Goodwill impairment	28,317	—	850,970
Share-based compensation expense	32,276	52,096	20,288
(Gain) loss on foreign denominated transactions	(23,063)	25,126	(2,022)
Loss (gain) on foreign currency derivatives	8,347	(7,605)	(1,970)
(Gain) loss on sale and disposal of businesses, fixed assets, and sale leaseback transactions	(28,048)	26,684	14,628
Loss on fair value of Seller Note	17,000	—	—
Reclassification of interest rate hedge to income	(6,157)	(2,094)	(2,077)
Bad debt expense	18,722	8,963	10,690
Asset impairment charges and lease terminations	28,939	389,242	132,903
Amortization of deferred financing costs and bond discounts	9,736	9,759	10,307
Amortization of cloud computing	17,696	10,825	2,675
Benefit for deferred income taxes	(20,381)	(56,484)	(138,116)
Loss on extinguishment of debt	5,392	205	—
Other, net	3,887	(3,918)	22,995
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(12,088)	(37,572)	17,260
Inventory	(1,475)	(2,332)	(3,770)
Prepaid and other assets	(24,962)	2,987	(5,499)
Advertising fund assets and liabilities, restricted	771	(6,118)	(10,847)
Other assets	(21,403)	(77,243)	(39,814)
Deferred commissions	(578)	934	418
Deferred revenue	(1,543)	1,280	2,068
Accounts payable	604	24,559	17,997
Accrued expenses and other liabilities	30,271	13,627	(45,313)
Income tax receivable	(6,311)	(12,923)	(1,131)
Cash provided by operating activities	330,543	243,954	228,568
Cash flows from investing activities:
Capital expenditures	(222,774)	(288,635)	(596,478)
Cash used in business acquisitions, net of cash acquired	(11,253)	(2,990)	(59,574)
Proceeds from sale leaseback transactions	73,099	51,371	194,658
Proceeds from Seller Note	113,000	—	—
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	280,654	290,329	9,987
Cash provided by (used in) investing activities	232,726	50,075	(451,407)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(10,489)	(9,646)	—
Proceeds from the issuance of long-term debt	500,000	274,794	—
Repayment of long-term debt	(994,584)	(465,443)	(27,971)
Proceeds from revolving lines of credit and short-term debt	282,000	46,000	378,000
Repayment of revolving lines of credit and short-term debt	(332,000)	(104,000)	(130,000)
Repayment of principal portion of finance lease liability	(5,506)	(5,028)	(5,570)
Payment of Tax Receivable Agreement	—	(38,374)	—
Acquisition of non-controlling interest	—	(644)	—
Share repurchases	—	—	(49,956)
Tax obligations for share-based compensation	(4,394)	(1,593)	—
Stock option exercises	—	—	6,117
Other, net	—	—	(326)

Cash (used in) provided by financing activities	(564,973)	(303,934)	170,294
Effect of exchange rate changes on cash	5,654	(4,103)	484
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	3,950	(14,008)	(52,061)
Cash and cash equivalents from continuing operations, beginning of period	103,438	132,552	150,097
Cash included in advertising fund assets, restricted, beginning of period	38,930	38,537	32,871
Restricted cash from continuing operations, beginning of period	358	657	792
Cash, cash equivalents, and restricted cash from discontinued operations, beginning of period	38,372	23,360	63,407
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	181,098	195,106	247,167
Cash and cash equivalents from continuing operations, end of period	102,938	103,438	132,552
Cash included in advertising fund assets, restricted, end of period	52,204	38,930	38,537
Restricted cash from continuing operations, end of period	162	358	657
Cash, cash equivalents, and restricted cash from discontinued operations, end of period	29,744	38,372	23,360
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$185,048	$181,098	$195,106

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$3,786	$16,353	$33,695
Working capital adjustments included in accrued expenses and other liabilities	3,629	—	—
Deferred consideration included in accrued expenses and other liabilities	977	1,596	3,311
Proceeds from sale of fixed assets included in accounts and notes receivable, net	—	8,813	—
Supplemental cash flow disclosures - cash paid for:
Interest	$120,769	$147,748	$156,083
Income taxes	24,853	37,144	22,947

Cash flows from discontinued operations are included in the above amounts and explained in Note 2 and Note 18.

The accompanying notes are an integral part of these consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. is a Delaware corporation (collectively with its subsidiaries, “Driven Brands” or the “Company”) and is the largest automotive services company in North America with a growing and highly-franchised base of over 4,200 franchised and company-operated locations across 49 states in the U.S. and Canada. The Company has a portfolio of well-known brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, AutoGlassNow®, and 1-800-Radiator & A/C® that compete in the automotive services industry.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to the Company’s pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement which provides the Company’s pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divests. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current tax receivable agreement payable of $56 million and $23 million as of December 27, 2025 and December 28, 2024, respectively, and a non-current tax receivable agreement payable of $73 million and $111 million as of December 27, 2025 and December 28, 2024, respectively, on the consolidated balance sheets. No payments were made in the year ended December 27, 2025. We made payments of approximately $38 million under the Tax Receivable Agreement in the year ended December 28, 2024. During the first quarter of fiscal year 2026, we made payments of approximately $21 million.
Note 2—Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The Company’s fiscal years ending December 27, 2025, December 28, 2024, and December 30, 2023 each consisted of 52 weeks.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The adjustments include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
On February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash. On April 10, 2025, the Company completed the sale of the U.S Car Wash business. On November 27, 2025, the Company entered into a definitive agreement to sell its International Car Wash (“ICW”) business to Neptune Acquisition Bidco Limited. On January 27, 2026, the Company completed the sale of the ICW business. The net assets and operations of each disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods presented unless otherwise noted.
The consolidated statements of cash flows include cash flows from discontinued operations. Refer to Note 18 for more information regarding discontinued operations.
Restatement of Previously Issued Consolidated Financial Statements
During preparation of the year-end 2025 consolidated financial statements, certain errors were identified in the previously issued consolidated financial statements for fiscal year ended December 28, 2024 (“fiscal year 2024”) and the fiscal year ended December 30, 2023 (“fiscal year 2023”) contained in the Company’s Annual Report on Form 10-K for fiscal year 2024 (the “2024 Form 10-K”), in the previously issued unaudited condensed consolidated financial statements for each of the quarterly and year-to-date periods within fiscal year 2024, and the quarterly and year-to-date periods for the periods ended September 27, 2025, June 28, 2025 and March 29, 2025 contained in the Company’s Quarterly Reports on Form 10-Q. Refer to Note 3 for additional information.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the related notes to the consolidated financial statements. Significant items that are subject to estimates and assumptions include, but are not limited to, valuation of intangible assets and goodwill, income taxes, allowances for credit losses, valuation of derivatives, self-insurance claims, and share-based compensation. The Company evaluates its estimates on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on historical experience, current conditions, and various other additional information, may affect amounts reported in future periods. Actual results could differ due to uncertainty inherent in the nature of these estimates.
Cash and Cash Equivalents
Cash equivalents consist of demand deposits and short-term, highly liquid investments with original maturities of three months or less. These investments are carried at cost, which approximates fair value.
Restricted Cash
The Company had total restricted cash of $52 million and $39 million at December 27, 2025 and December 28, 2024, respectively, which primarily consisted of funds from franchisees pursuant to franchise agreements, the usage of which was restricted to advertising activities and letters of credit collateral. Advertising fund cash is presented within advertising fund assets, restricted, on the consolidated balance sheets.
Accounts Receivable
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
Allowance for Credit Losses
Expected credit losses for uncollectible receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions considered include predefined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts are used in determining the probability of future collection as well as publicly available macroeconomic data, if relevant, to evaluate whether future credit losses are expected to differ from historical losses.
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

Cloud Computing Arrangements
The Company capitalizes qualified cloud computing implementation costs associated with the application development stage and subsequently amortizes these costs over the term of the hosting arrangement and stated renewal period, if it is reasonably certain the Company will renew. Capitalized costs are included in other assets on the consolidated balance sheets. The following table presents a summary of the Company’s cloud computing assets:

(in thousands)	December 27, 2025	December 28, 2024
		As Restated
Cloud computing assets in-service	$126,967	$95,252
Cloud computing assets not-in-service	7,939	27,318
Total cloud computing arrangements	134,906	122,570
Less: accumulated amortization	(28,329)	(12,754)
Total cloud computing arrangements, net	$106,577	$109,816
During the years ended December 27, 2025, December 28, 2024, and December 30, 2023, the Company recorded cloud computing amortization of $18 million, $10 million (as restated), and $3 million (as restated), respectively.
Leases
The lease standard requires the lessee in an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-of-use (“ROU”) asset and lease liability equal to the present value of the lease payments over the expected lease term. The ROU asset and lease liability are derecognized in a manner that effectively yields a straight-line lease expense over the lease term.
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
At contract inception, the Company determines whether the contract is or contains a lease based on the terms and conditions of the contract. Lease contracts are recognized on the Company’s consolidated balance sheet as ROU assets and lease liabilities; however, the Company has elected not to recognize ROU assets and lease liabilities on leases with terms of one year or less. Variable lease payments that are dependent on usage, output, or may vary for other reasons are excluded from lease payments in the measurement of the ROU assets and lease liabilities and are recognized as lease expense in the period the obligation is incurred. For new lease agreements entered into or reassessed, the Company combines lease and non-lease components. The Company’s vehicle and equipment leases are comprised of a single lease component.
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
Certain leases include renewal and termination options, which can be exercised at the Company’s sole discretion. If the Company is reasonably certain that it will exercise the renewal option, the renewal period is included in the lease term. The Company uses this lease term to determine ROU assets and liabilities. The Company remeasures lease payments and reassesses lease classification upon lease modification, if certain conditions are present.
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

Goodwill and Indefinite-Lived Intangible Assets
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company's indefinite-lived intangibles are comprised of trademarks and tradenames. The Company tests goodwill for impairment at the reporting unit level on the first day of the fourth quarter every year or more frequently if events or changes in circumstances indicate the asset might be impaired. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference.
In performing a quantitative test for impairment of goodwill, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of the reporting units and indefinite-lived intangible assets. Significant assumptions used by the Company in estimating fair value under the discounted cash flow model include the discount rates, revenue growth rates, long-term revenue growth rates, EBITDA margins, capital expenditures, and tax rates. Other assumptions include operating and overhead expenses. Assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
When performing a quantitative test of the Company’s trade name intangible assets, the Company primarily uses the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate, and a discount rate to be applied to the forecast revenue stream.
There is an inherent degree of uncertainty in preparing any forecast of future results. Future trends in system-wide sales are dependent on national, regional, and local economic conditions. Any decreases in customer traffic or average repair order due to these or other reasons could reduce gross sales at franchise locations, resulting in lower royalty and other payments from franchisees, as well as lower sales at company-operated locations. This could reduce the profitability of franchise locations, potentially impacting the ability of franchisees to make royalty payments owed to us when due, which could adversely impact the Company’s current cash flow from franchise operations and company-operated sites.
The determination of an indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.
There were no charges recorded during the years ended December 27, 2025, December 28, 2024, and December 30, 2023 relating to goodwill or indefinite-lived intangible assets.
Definite Lived Intangible Assets
The Company's definite lived intangible assets are comprised primarily of trademarks, franchise agreements, license agreements, membership agreements, customer relationships, and developed technology.
Intangible assets with definite lives are being amortized on a straight-line basis over the estimated useful life of each asset as follows:

Estimated Useful Life
Tradenames	1 to 7 years
Franchise agreements	3 to 30 years
License agreements	7 to 19 years
Membership agreements	7 to 9 years
Customer relationships	13 to 16 years
Developed technology	3 to 8 years
The lives of definite lived intangibles are reviewed and reduced if changes in their planned use occur. If changes in the asset’s planned use is identified, the Company reviews the useful life and carrying value of the asset to assess the recoverability of the assets if facts and circumstances indicate the carrying value may not be recoverable. The recoverability test requires the Company to compare the undiscounted cash flows expected to be generated by the intangible asset or asset group to the carrying value. If the carrying amounts of the intangible asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying value exceeds its fair value.
The Company reviews business combinations to identify intangible assets and values the assets based on information and assumptions available to us at the date of purchase utilizing income and market approaches to determine fair value.

Assets Held for Sale
Assets currently available for sale and expected to be sold within one year are classified as assets held for sale on the consolidated balance sheets at the lower of its carrying value or fair value less any costs to sell. Any loss, or gain up until the previously recorded loss, resulting from this measurement is recognized in the period in which the held for sale criteria are met. The estimated fair value of properties are typically based on appraisals and/or offers from prospective buyers. Refer to Note 8 for additional information.
Accrued Liabilities
Included within accrued expenses and other liabilities on the consolidated balance sheets were $33 million and $38 million of accrued payroll, bonus, and benefits at December 27, 2025 and December 28, 2024, respectively. The Company has the following employee benefit plans: a 401(k) plan covering eligible employees as defined by the plan agreement and a non-qualified deferred compensation plan for its executive level employees.
Derivative Instruments
The Company utilizes derivative financial instruments to manage the Company’s interest rate and foreign exchange exposure. For derivative instruments where the Company has not elected hedge accounting, the change in fair value is recognized in earnings. For derivative instruments where the Company has elected hedge accounting, the changes in the derivative and the hedged item attributable to the hedged risks are recognized in the same line within the Company’s consolidated statements of operations. For derivatives designated as cash flow hedges, changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income (loss) and subsequently recorded to the consolidated statements of operations when the hedged item impacts earnings. Derivatives designated to use hedge accounting are assessed at inception and on an ongoing basis whether the instrument is, and will continue to be, highly effective in offsetting cash flow of the hedged item and whether it remains probable the forecasted transaction will occur. Changes in the fair value for derivative instruments that do not qualify for hedge accounting are recognized in the consolidated statements of operations. Refer to Note 12 for additional information regarding the Company’s derivative assets and liabilities.
Revenue Recognition
Franchise royalties and fees
Franchisees are generally required to pay an upfront license fee prior to the opening of a location. The initial license payment received is recognized ratably over the life of the franchise agreement. Franchisees will also pay continuing royalty fees, at least monthly, based on a percentage of the store level retail sales or a flat amount, depending on the brand. The royalty revenue is recognized as the underlying sales occur. In addition to the initial fees and royalties, the Company also recognizes revenue associated with development fees charged to franchisees, which are recognized over the life of the associated franchise agreement. Development fees relate to the right of a franchisee to open additional locations in an agreed upon territory.
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
Advertising contributions
Franchisees are generally required to contribute advertising dollars according to the terms of their respective contract (typically based on a percentage of sales) that are used for, among other activities, advertising the brand on a national and local basis, as determined by the brand’s franchisor. Company-operated Take 5 Oil Change Centers contribute to the Take 5 advertising fund on at least the same basis as the majority of franchisees in their respective designated market area. This advertising fee revenue is recognized as the underlying sales occur. Advertising expenses are recorded as incurred. Revenues and expenses related to these advertising collections and expenditures are reported on a gross basis in the consolidated statements of operations. The assets related to the advertising fund are considered restricted and disclosed as such on the Company’s consolidated balance sheets.
Advertising contributions are collected for the purpose of funding advertising and promotional activities and are restricted to such use. Advertising revenues and related advertising expenses are recognized as advertising activities are performed. Amounts collected in excess of advertising expenditures are recorded as a deferred liability, while any shortfall of advertising expenditures over contributions is reflected as a deficit. The Company evaluates the recoverability of advertising fund deficits based on future expected advertising contributions.
Supply and other revenue
Supply and other revenue includes revenue from product sales, vendor incentives, insurance licensing fees, subleases, software maintenance fees, and automotive training services. Revenue from product sales is recognized at the point in time when control of the goods transfers to franchisees or other independent parties, generally upon delivery or sale of the products. Vendor incentive revenue is recognized as the related product sales occur. Insurance licensing fee revenue, where the Company acts as an agent on behalf of its franchisees, is recognized at the point in time when control of the goods transfers to franchisees. This revenue is presented net of related expenses, with any residual amount representing the management fee charged by the Company for the program. Store lease revenue is recognized on a straight-line basis over the lease term. Software maintenance fee revenue is recognized on a straight-line basis over the period services are provided. Automotive training services are provided to third party shop owner/operators in accordance with agreed upon contract terms. These contracts may be for one-time visits or multi-year agreements to receive access to education and training programs. Revenue for one-time visits is recognized at the time the service is performed, while revenue for multi-year contracts is recognized straight-line over the contract term.
Assets recognized from the costs to obtain a contract with a customer
The Company has elected a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. The Company records contract assets, included in deferred commissions on the accompanying consolidated balance sheets, for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and if such costs are material. Commission expenses, a primary cost associated with the sale of franchise licenses, are amortized to selling, general, and administrative expenses in the consolidated statements of operations ratably over the life of the associated franchise agreement.
The Company records contract assets for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year and if such costs are material.
Capitalized costs to obtain a contract as of December 27, 2025 and December 28, 2024 were $8 million and $7 million, respectively, and are presented within deferred commissions on the consolidated balance sheets.
Contract liability balances
The Company generally records a contract liability when cash is provided for a contract with a customer before the Company has completed its contractual performance obligation. This includes cash payments for initial franchise fees as well as upfront payments on store owner consulting and education contracts. Franchise fees and shop owner consulting contract payments are recognized over the life of the agreement, which generally range from five to twenty and three to four year terms, respectively.
Contract liabilities consist primarily of deferred franchise fees and deferred development fees. The Company had contract liabilities of $30 million and $32 million as of December 27, 2025 and December 28, 2024, respectively, which are presented within deferred revenue on the consolidated balance sheets.
Company-Operated Store Expenses
Company-operated store expenses consist of payroll and benefit costs for employees at company-operated locations, as well as rent, costs associated with procuring materials from suppliers, and other store-level operating costs. The Company receives volume rebates based on a variety of factors, which are included in accounts receivable on the accompanying consolidated balance sheets and accounted for as a reduction of company-operated store expenses as they are earned. Sales discounts received from suppliers are recorded as a reduction of the cost of inventory. Advanced rebates are included in accrued expenses and other liabilities on the accompanying consolidated balance sheets and are accounted for as a reduction of company-operated store expenses as they are earned over the term of the supply agreement. In addition, the Company includes subleasing expense associated with the subleasing of store buildings to franchisees within supply and other expenses in the consolidated statements of operations.
Share-Based Compensation
The Company recognizes expense related to share-based compensation awards over the service period (generally the vesting period) in the consolidated financial statements based on the estimated fair value of the award on the grant-date. Forfeitures are accounted for as they occur.

Shares Repurchased
The Company records shares repurchased on their trade date and reduce shareholders’ equity and increase accounts payable. Shares repurchased are retired, and the excess of repurchase price over the par value of the shares is charged to retained earnings. Refer to Note 13 for additional information.
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
The Company estimates the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying amount for cash and cash equivalents, restricted cash, accounts receivable, inventory, other current assets, accounts payable, and accrued expenses approximate fair value because of their short maturities. The held to maturity notes receivable carrying values approximate fair value using interest rates that approximate market rates for agreements with similar maturities and credit quality.
The fair value of the Company’s foreign currency derivative instruments is derived from valuation models, which use Level 2 observable inputs such as quoted market prices, interest rates, and forward yield curves. The fair value of long-term debt is estimated based on Level 2 inputs using discounted cash flows and market-based expectations for interest rates, credit risk, and contractual terms of the debt agreements.
Financial assets and liabilities measured at fair value on a recurring basis as of December 27, 2025 and December 28, 2024 are summarized as follows:

Items Measured at Fair Value at December 27, 2025
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	$—	$4,313	$4,313
Derivative liabilities, recorded in accrued expenses and other liabilities	—	5,732	5,732

Items Measured at Fair Value at December 28, 2024
As Restated
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	$—	$5,703	$5,703
Derivative liabilities, recorded in accrued expenses and other liabilities	—	19	19
The carrying value and estimated fair value of total long-term debt were as follows:

	December 27, 2025		December 28, 2024
			As Restated
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt	$2,188,435	$2,151,705	$2,726,811	$2,653,925

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
In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized on the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. The Company records any interest and penalties associated as additional income tax expense in the consolidated statements of operations.
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
Foreign Currency Translation
The Company translates assets and liabilities of non-U.S. operations into U.S. dollars at rates of exchange in effect at the balance sheet date, and revenues and expenses at the average exchange rates prevailing during the period. Resulting translation adjustments are recorded as a separate component of other comprehensive income (loss). Transactions resulting in foreign exchange gains and losses are included in the consolidated statements of operations.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the tax rate reconciliation as well as disaggregation of income taxes paid by jurisdiction. The Company has adopted this standard for the Company’s fiscal year 2025 and has applied this standard prospectively in the financial statements. See Note 16 for additional information.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB subsequently issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 includes amendments that require entities to bifurcate specified expense line items on the income statement into underlying components, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. Selling expenses must also be separately disclosed for both interim and annual periods, along with an annual qualitative description of the composition of selling expenses. ASU 2024-03 will be effective for the annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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
Note 3—Restatement of Previously Issued Consolidated Financial Statements
During preparation of the year-end 2025 consolidated financial statements, certain errors were identified that affected previously issued financial statements. On February 23, 2026, the Audit Committee of the Board of Directors, after consultation with the Company’s management, concluded the errors were material to the previously issued consolidated financial statements for fiscal year 2024 and fiscal year 2023 contained in the 2024 Form 10-K, and in the previously issued unaudited condensed consolidated financial statements for each of the quarterly and year-to-date periods within fiscal year 2024 as well as the quarterly and year-to-date periods for the periods ended September 27, 2025, June 28, 2025, and March 29, 2025 contained in the Company’s Quarterly Reports on Form 10-Q, and concluded that such financial statements should not be relied upon and required restatement (the “Restatement”).
This Note describes the nature of the Restatement and shows the impact of the Restatement on each financial statement line item and the effects of these errors on the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of shareholders’ equity, and consolidated statements of cash flows for fiscal years 2024 and 2023. In addition, this Note includes the effects of the adjustments to opening retained earnings as of January 1, 2023 of $32 million.
As discussed in Note 18, on February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business and on April 10, 2025, the Company completed the sale. The net assets and operations of the U.S. Car Wash disposal group met the criteria to be classified as “discontinued operations” in the first quarter of 2025. As further discussed in Note 18, on November 27, 2025, the Company entered into a definitive agreement to sell its ICW business and on January 27, 2026, the Company completed the sale of the ICW business. The net assets and operations of the ICW disposal group met the criteria to be classified as discontinued operations beginning in the fourth quarter of 2025. As the ICW and U.S. Car Wash businesses were not previously presented as discontinued operations in the Company’s consolidated financial statements for fiscal years 2024 and 2023, the effects of the prior period errors and the recast of the ICW and U.S. Car Wash businesses as discontinued operations on the consolidated financial statements are reflected below. The Company has presented below a reconciliation from the previously reported to the restated amounts and further presented a reconciliation from the restated amounts to the restated and recast consolidated financial statements reflecting discontinued operations.
Description of Restatement Matters and Restatement Errors
An overview of the restatement adjustments and their impact on previously reported consolidated financial statements are described below.
Lease adjustments
The Company identified certain leases that originated in prior periods beginning in 2023 where the lease had not been recorded at the time of lease commencement. The impact of the errors to the consolidated statements of operations for fiscal years 2024 and 2023 is increases of $2 million and $1 million, respectively, to company-operated store expense. The impact of the errors to the consolidated balance sheet as of December 28, 2024 is an increase of $40 million to operating lease right-of-use assets, an increase of $2 million to accrued expenses and other liabilities and an increase of $40 million to operating lease liabilities.
Cash adjustments
The Company identified unreconciled and aged differences between the general ledger cash balance and bank statements in prior years resulting in overstatement of cash and revenue and understatement of selling, general, and administrative expense, primarily impacting accumulated deficit in periods prior to fiscal year 2023. The impact of the errors relating to cash adjustments to the consolidated statement of operations for fiscal year 2024 is an increase to selling, general, and administrative expenses of $4 million. The impact of the errors to the consolidated statement of operations for fiscal year 2023 is a decrease to company-operated store sales of $6 million and a $1 million increase to selling, general, and administrative expenses. The impact of the errors to the consolidated balance sheet as of December 28, 2024 is a decrease to cash and cash equivalents of $28 million. The errors further affect the opening and closing cash balances and operating cash flows in the consolidated statements of cash flows for fiscal years 2024 and 2023. The impact of the errors to the opening cash balances in the consolidated statements of cash flows for fiscal years 2024 and 2023 is a decrease of $21 million and $14 million, respectively. The impact of the errors to the closing cash balances in the consolidated statements of cash flows for fiscal years 2024 and 2023 is a decrease of $28 million and $21 million, respectively.
Accounts payable adjustments
The Company identified unreconciled and aged differences between the general ledger accounts payable balance and related subledger systems in prior years as a result of incorrect recording, offsetting, and consolidation of intercompany transactions, resulting in understatements in accounts payable and understatements of company-operated store expenses depending on the nature of the reconciling items. The impact of the errors to the consolidated statement of operations for fiscal year 2024 is a $2 million increase to selling, general, and administrative expenses and a $2 million decrease to company-operated store expenses. The impact of the errors to the consolidated statement of operations for fiscal year 2023 is a less than $1 million increase to selling, general, and administrative expenses, and a $32 million increase to company-operated store expenses. The impact of the errors to the consolidated balance sheet as of December 28, 2024 is an increase to accounts payable of $7 million.
Expense classification adjustments
During fiscal years 2024 and 2023, certain supply and other expenses were reflected within company-operated store expenses. This error resulted in company-operated store expenses being overstated by $35 million and $27 million for fiscal years 2024 and 2023, respectively, and a corresponding understatement of supply and other expenses in those periods.
Accounts receivable adjustments
The Company identified unreconciled and aged receivables, misapplied cash and clearing entries, allowance calculations that required correction, and certain accounts receivable not recorded in the subledger, primarily impacting accumulated deficit in periods prior to fiscal year 2023. The impact of the errors to the consolidated statement of operations for fiscal year 2024 is a $2 million decrease to company-operated store sales, a $2 million decrease to supply and other revenue, and a $1 million increase to selling, general, and administrative expenses, as well as other immaterial impacts. The impact of the errors to the consolidated statement of operations for fiscal year 2023 is a less than $1 million increase to company-operated stores sales, a $3 million decrease to supply and other revenue, and a $9 million increase to selling, general, and administrative expenses, as well as other immaterial impacts. These issues resulted in an overstatement of accounts receivable of $26 million as of December 28, 2024.
Other adjustments
The Company has calculated the tax impact of the errors and has also identified other immaterial errors, which have been reflected in the tables below.
The following tables present the restatement adjustments to previously issued consolidated financial statements, including the previously reported consolidated balance sheet as of December 28, 2024, and the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of equity, and consolidated statements of cash flows for fiscal years 2024 and 2023.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 28, 2024
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$188,634	$—	$188,634	—	$188,634
Company-operated store sales	1,544,932	(2,354)	1,542,578	(363,795)	1,178,783
Independently-operated store sales	212,396	—	212,396	(212,396)	—
Advertising contributions	101,316	1,753	103,069	—	103,069
Supply and other revenue	292,310	(3,636)	288,674	(6,684)	281,990
Total net revenue	2,339,588	(4,237)	2,335,351	(582,875)	1,752,476
Operating expenses:
Company-operated store expenses	993,090	(32,692)	960,398	(283,508)	676,890
Independently-operated store expenses	121,325	(6)	121,319	(121,319)	—
Advertising expenses	101,617	1,843	103,460	—	103,460
Supply and other expenses	139,658	35,855	175,513	(3,725)	171,788
Selling, general, and administrative expenses	554,775	153	554,928	(89,936)	464,992
Depreciation and amortization	180,112	1,297	181,409	(102,420)	78,989
Asset impairment charges and lease terminations	389,242	—	389,242	(332,704)	56,538
Total operating expenses	2,479,819	6,450	2,486,269	(933,612)	1,552,657
Operating (loss) income	(140,231)	(10,687)	(150,918)	350,737	199,819
Other expenses, net:
Interest expense, net	156,964	872	157,836	(845)	156,991
Foreign currency transaction loss (gain), net	20,239	(2,709)	17,530	—	17,530
Loss on debt extinguishment	205	—	205	—	205
Other expenses, net	177,408	(1,837)	175,571	(845)	174,726
(Loss) income before taxes from continuing operations	(317,639)	(8,850)	(326,489)	351,582	25,093
Income tax (benefit) expense	(25,143)	(3,893)	(29,036)	53,583	24,547
Net (loss) income from continuing operations	$(292,496)	$(4,957)	$(297,453)	$297,999	$546
Net loss from discontinued operations, net of tax	—	—	—	(297,999)	(297,999)
Net loss	$(292,496)	$(4,957)	$(297,453)	$—	$(297,453)

Basic (loss) earnings per share:
Continuing Operations	$(1.79)	$(0.07)	$(1.86)	$1.86	$—
Discontinued Operations	—	—	—	(1.86)	(1.86)
Net basic loss per share	$(1.79)	$(0.07)	$(1.86)	$—	$(1.86)

Diluted (loss) earnings per share:
Continuing Operations	$(1.82)	$(0.04)	$(1.86)	$1.86	$—
Discontinued Operations	—	—	—	(1.86)	(1.86)
Net diluted loss per share	$(1.82)	$(0.04)	$(1.86)	$—	$(1.86)

Weighted average shares outstanding
Basic	160,319	—	160,319	—	160,319
Diluted	160,319	—	160,319	891	161,210

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 28, 2024
(in thousands)	As Previously Reported	Restatement Impacts	As Restated

Net loss	$(292,496)	$(4,957)	$(297,453)
Other comprehensive income (loss):
Foreign currency translation adjustments	(50,776)	16,232	(34,544)
Unrealized (loss) gain from cash flow hedges, net of tax	(2,720)	1,281	(1,439)
Actuarial loss of defined pension plan, net of tax	(201)	—	(201)
Other comprehensive income (loss), net	(53,697)	17,513	(36,184)
Total comprehensive income (loss)	(346,193)	12,556	(333,637)
Comprehensive income attributable to non-controlling interests	—	—	—
Comprehensive (loss) income attributable to Driven Brands Holdings Inc.	$(346,193)	$12,556	$(333,637)

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	Year Ended December 28, 2024
(in thousands, except share and per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Assets
Current assets:
Cash and cash equivalents	$169,954	$(28,144)	$141,810	$(38,372)	$103,438
Restricted cash	358	—	358	—	358
Accounts and notes receivable, net	179,609	(26,338)	153,271	(6,899)	146,372
Inventory	67,527	(7,011)	60,516	(11,627)	48,889
Prepaid and other assets	42,271	(2,079)	40,192	(16,127)	24,065
Income tax receivable	13,706	15,352	29,058	(2,481)	26,577
Advertising fund assets, restricted	49,716	(1,367)	48,349	—	48,349
Assets held for sale	134,297	—	134,297	(55,207)	79,090
Current assets of discontinued operations	—	—	—	130,713	130,713
Total current assets	657,438	(49,587)	607,851	—	607,851
Other assets	125,422	(3,348)	122,074	(3,126)	118,948
Property and equipment, net	1,024,168	2,547	1,026,715	(617,264)	409,451
Operating lease right-of-use assets	1,370,355	40,215	1,410,570	(958,777)	451,793
Deferred commissions	7,246	—	7,246	—	7,246
Intangibles, net	665,896	—	665,896	(31,102)	634,794
Goodwill	1,403,056	—	1,403,056	(197,526)	1,205,530
Deferred tax assets	8,206	181	8,387	(1,183)	7,204
Non-current assets of discontinued operations	—	—	—	1,808,978	1,808,978
Total assets	$5,261,787	$(9,992)	$5,251,795	$—	$5,251,795
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$95,260	$7,348	$102,608	$(16,420)	$86,188
Accrued expenses and other liabilities	253,880	2,063	255,943	(95,660)	160,283
Income tax payable	6,860	—	6,860	(1,270)	5,590
Current portion of long-term debt	33,189	1,510	34,699	(1,003)	33,696
Tax receivable agreement payable	22,676	—	22,676	—	22,676
Advertising fund liabilities	22,030	3,966	25,996	—	25,996
Current liabilities of discontinued operations	—	—	—	114,353	114,353
Total current liabilities	433,895	14,887	448,782	—	448,782
Long-term debt	2,660,355	2,679	2,663,034	(4,145)	2,658,889
Deferred tax liabilities	87,485	(4,276)	83,209	(51,324)	31,885
Operating lease liabilities	1,303,033	40,041	1,343,074	(903,236)	439,838
Tax receivable agreement payable	110,935	(338)	110,597	—	110,597
Deferred revenue	31,314	579	31,893	—	31,893
Long-term accrued expenses and other liabilities	27,436	—	27,436	(25,410)	2,026
Non-current liabilities of discontinued operations	—	—	—	984,115	984,115
Total liabilities	4,654,453	53,572	4,708,025	—	4,708,025
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—	—	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 163,842,248 shares outstanding	1,638	—	1,638	—	1,638
Additional paid-in capital	1,699,851	7,722	1,707,573	—	1,707,573
Accumulated deficit	(1,002,583)	(90,787)	(1,093,370)	—	(1,093,370)
Accumulated other comprehensive (loss) income	(91,572)	19,501	(72,071)	—	(72,071)
Total shareholders’ equity	607,334	(63,564)	543,770	—	543,770
Total liabilities and shareholders' equity	$5,261,787	$(9,992)	$5,251,795	$—	$5,251,795

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 28, 2024
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,965,231	$1,640	—	$—	163,965,231	$1,640
Stock issued relating to Employee Stock Purchase Plan	73,196	—	—	—	73,196	—
Shares issued for exercise/vesting of share-based compensation awards	256,191	3	—	—	256,191	3
Forfeiture of restricted stock awards	(452,370)	(5)	—	—	(452,370)	(5)
Balance at end of period	163,842,248	$1,638	—	$—	163,842,248	$1,638
Additional paid-in capital
Balance at beginning of period		$1,652,401		$3,765		$1,656,166
Share-based compensation expense		48,139		3,957		52,096
Stock issued relating to Employee Stock Purchase Plan		904		—		904
Tax obligations for share-based compensation		(1,593)		—		(1,593)
Balance at end of period		$1,699,851		$7,722		$1,707,573
Accumulated deficit
Balance at beginning of period		$(710,087)		$(85,830)		$(795,917)
Net loss		(292,496)		(4,957)		(297,453)
Balance at end of period		$(1,002,583)		$(90,787)		$(1,093,370)
Accumulated other comprehensive loss
Balance at beginning of period		$(37,875)		$1,988		$(35,887)
Other comprehensive (loss) income		(53,697)		17,513		(36,184)
Balance at end of period		$(91,572)		$19,501		$(72,071)
Non-controlling interests
Balance at beginning of period		$644		$—		$644
Acquisition of non-controlling interest		(644)		—		(644)
Balance at end of period		$—		$—		$—
Total shareholders’ equity		$607,334		$(63,564)		$543,770

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 28, 2024
(in thousands)	As Previously Reported	Restatement Impacts	As Restated
Net loss	$(292,496)	$(4,957)	$(297,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	180,112	1,297	181,409
Share-based compensation expense	48,139	3,957	52,096
Loss (gain) on foreign denominated transactions	29,413	(4,287)	25,126
(Gain) loss on foreign currency derivatives	(9,174)	1,569	(7,605)
Loss (gain) on sale and disposal of businesses, fixed assets, and sale leaseback transactions	35,722	(9,038)	26,684
Reclassification of interest rate hedge to income	(2,094)	—	(2,094)
Bad debt expense	6,672	2,291	8,963
Asset impairment charges and lease terminations	389,242	—	389,242
Amortization of deferred financing costs and bond discounts	9,759	—	9,759
Amortization of cloud computing	8,270	2,555	10,825
(Benefit) expense for deferred income taxes	(66,594)	10,110	(56,484)
Loss on extinguishment of debt	205	—	205
Other, net	(22,648)	18,730	(3,918)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(48,190)	10,618	(37,572)
Inventory	2,618	(4,950)	(2,332)
Prepaid and other assets	3,467	(480)	2,987
Advertising fund assets and liabilities, restricted	(5,031)	(1,087)	(6,118)
Other assets	(85,491)	8,248	(77,243)
Deferred commissions	934	—	934
Deferred revenue	832	448	1,280
Accounts payable	29,397	(4,838)	24,559
Accrued expenses and other liabilities	17,588	(3,961)	13,627
Income tax receivable	10,795	(23,718)	(12,923)
Cash provided by operating activities:	241,447	2,507	243,954
Cash flows from investing activities:
Capital expenditures	(288,504)	(131)	(288,635)
Cash used in business acquisitions, net of cash acquired	(2,990)	—	(2,990)
Proceeds from sale leaseback transactions	51,371	—	51,371
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	299,142	(8,813)	290,329
Cash provided by (used in) investing activities:	59,019	(8,944)	50,075
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(9,646)	—	(9,646)
Proceeds from the issuance of long-term debt	274,794	—	274,794
Repayment of long-term debt	(465,443)	—	(465,443)
Proceeds from revolving lines of credit and short-term debt	46,000	—	46,000
Repayment of revolving lines of credit and short-term debt	(104,000)	—	(104,000)
Repayment of principal portion of finance lease liability	(3,931)	(1,097)	(5,028)
Payment of Tax Receivable Agreement	(38,374)	—	(38,374)
Acquisition of non-controlling interest	(644)	—	(644)
Tax obligations for share-based compensation	(1,593)	—	(1,593)
Cash used in financing activities:	(302,837)	(1,097)	(303,934)
Effect of exchange rate changes on cash	(4,103)	—	(4,103)
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(6,474)	(7,534)	(14,008)
Cash and cash equivalents, beginning of period	176,522	(20,610)	155,912
Cash included in advertising fund assets, restricted, beginning of period	38,537	—	38,537
Restricted cash, beginning of period	657	—	657

Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	215,716	(20,610)	195,106
Cash and cash equivalents, end of period	169,954	(28,144)	141,810
Cash included in advertising fund assets, restricted, end of period	38,930	—	38,930
Restricted cash, end of period	358	—	358
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$209,242	$(28,144)	$181,098

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$16,484	$(131)	$16,353
Deferred consideration included in accrued expenses and other liabilities	$1,596	$—	$1,596
Proceeds from sale of fixed assets included in accounts and notes receivable, net	$—	$8,813	$8,813
Supplemental cash flow disclosures - cash paid for:
Interest	$147,748	$—	$147,748
Income taxes	$37,144	$—	$37,144

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 30, 2023
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$190,367	$—	$190,367	$—	$190,367
Company-operated store sales	1,526,353	(6,192)	1,520,161	(380,020)	1,140,141
Independently-operated store sales	196,395	—	196,395	(196,395)	—
Advertising contributions	98,850	218	99,068	—	99,068
Supply and other revenue	292,064	(5,607)	286,457	(5,993)	280,464
Total net revenue	2,304,029	(11,581)	2,292,448	(582,408)	1,710,040
Operating expenses:
Company-operated store expenses	1,004,472	5,801	1,010,273	(290,311)	719,962
Independently-operated store expenses	109,078	104	109,182	(109,182)	—
Advertising expenses	97,290	6,092	103,382	—	103,382
Supply and other expenses	158,436	26,971	185,407	(3,851)	181,556
Selling, general, and administrative expenses	462,117	21,378	483,495	(93,930)	389,565
Depreciation and amortization	175,296	(437)	174,859	(98,280)	76,579
Goodwill impairment	850,970	—	850,970	(850,970)	—
Asset impairment charges and lease terminations	132,903	—	132,903	(9,084)	123,819
Total operating expenses	2,990,562	59,909	3,050,471	(1,455,608)	1,594,863
Operating (loss) income	(686,533)	(71,490)	(758,023)	873,200	115,177
Other expenses, net:
Interest expense, net	164,196	(2,980)	161,216	(815)	160,401
Foreign currency transaction gain, net	(3,078)	(914)	(3,992)	(86)	(4,078)
Other expenses, net	161,118	(3,894)	157,224	(901)	156,323
Loss before taxes from continuing operations	(847,651)	(67,596)	(915,247)	874,101	(41,146)
Income tax (benefit) expense	(102,689)	(13,627)	(116,316)	121,952	5,636
Net loss from continuing operations	(744,962)	(53,969)	(798,931)	752,149	(46,782)
Net loss from discontinued operations, net of tax	—	—	—	(752,149)	(752,149)
Net loss	$(744,962)	$(53,969)	$(798,931)	$—	$(798,931)

Basic (loss) earnings per share:
Continuing Operations	$(4.50)	$(0.44)	$(4.94)	$4.65	$(0.29)
Discontinued Operations	—	—	—	(4.65)	(4.65)
Net basic loss per share	$(4.50)	$(0.44)	$(4.94)	$—	$(4.94)

Diluted (loss) earnings per share:
Continuing Operations	$(4.53)	$(0.41)	$(4.94)	$4.65	$(0.29)
Discontinued Operations	—	—	—	(4.65)	(4.65)
Net diluted loss per share	$(4.53)	$(0.41)	$(4.94)	$—	$(4.94)

Weighted average shares outstanding
Basic	161,917	—	161,917	—	161,917
Diluted	161,917	—	161,917	—	161,917

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 30, 2023
(in thousands)	As Previously Reported	Restatement Impacts	As Restated

Net loss	$(744,962)	$(53,969)	$(798,931)
Other comprehensive income (loss):
Foreign currency translation adjustments	26,098	(2)	26,096
Unrealized loss from cash flow hedges, net of tax	(892)	(672)	(1,564)
Actuarial loss of defined pension plan, net of tax	(633)	—	(633)
Other comprehensive income (loss), net	24,573	(674)	23,899
Total comprehensive loss	(720,389)	(54,643)	(775,032)
Comprehensive income attributable to non-controlling interests	13	—	13
Comprehensive loss attributable to Driven Brands Holdings Inc.	$(720,402)	$(54,643)	$(775,045)

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 30, 2023
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	167,404,047	$1,674	—	$—	167,404,047	$1,674
Stock issued relating to Employee Stock Purchase Plan	82,546	1	—		82,546	1
Shares issued for exercise/vesting of share-based compensation awards	354,093	4	—	—	354,093	4
Share repurchases	(3,601,694)	(36)	—	—	(3,601,694)	(36)
Forfeiture of restricted stock awards	(273,761)	(3)	—	—	(273,761)	(3)
Balance at end of period	163,965,231	$1,640	—	$—	163,965,231	$1,640
Additional paid-in capital
Balance at beginning of period		$1,628,904		$(1,223)		$1,627,681
Share-based compensation expense		15,300		4,988		20,288
Exercise of stock options		6,117		—		6,117
Stock issued relating to Employee Stock Purchase Plan		2,080		—		2,080
Balance at end of period		$1,652,401		$3,765		$1,656,166
Retained earnings (accumulated deficit)
Balance at beginning of period		$84,795		$(31,861)		$52,934
Share repurchases		(49,920)		—		(49,920)
Net loss		(744,962)		(53,969)		(798,931)
Balance at end of period		$(710,087)		$(85,830)		$(795,917)
Accumulated other comprehensive loss
Balance at beginning of period		$(62,435)		$2,662		$(59,773)
Other comprehensive income (loss)		24,560		(674)		23,886
Balance at end of period		$(37,875)		$1,988		$(35,887)
Non-controlling interests
Balance at beginning of period		$631		$—		$631
Acquisition of non-controlling interest		13		—		13
Balance at end of period		$644		$—		$644
Total shareholders’ equity		$906,723		$(80,077)		$826,646

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 30, 2023
(in thousands)	As Previously Reported	Restatement Impacts	As Restated
Net loss	$(744,962)	$(53,969)	$(798,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	175,296	(437)	174,859
Goodwill impairment	850,970	—	850,970
Share-based compensation expense	15,300	4,988	20,288
Gain on foreign denominated transactions	(2,022)	—	(2,022)
Gain on foreign currency derivatives	(1,056)	(914)	(1,970)
Loss on sale and disposal of businesses, fixed assets, and sale leaseback transactions	4,909	9,719	14,628
Reclassification of interest rate hedge to income	(2,077)	—	(2,077)
Bad debt expense	1,938	8,752	10,690
Asset impairment charges and lease terminations	132,903	—	132,903
Amortization of deferred financing costs and bond discounts	10,307	—	10,307
Amortization of cloud computing	1,923	752	2,675
Benefit for deferred income taxes	(125,804)	(12,312)	(138,116)
Other, net	22,320	675	22,995
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	13,561	3,699	17,260
Inventory	(11,731)	7,961	(3,770)
Prepaid and other assets	(6,877)	1,378	(5,499)
Advertising fund assets and liabilities, restricted	(16,861)	6,014	(10,847)
Other assets	(39,814)	—	(39,814)
Deferred commissions	418	—	418
Deferred revenue	1,937	131	2,068
Accounts payable	7,390	10,607	17,997
Accrued expenses and other liabilities	(52,854)	7,541	(45,313)
Income tax receivable	53	(1,184)	(1,131)
Cash provided by (used in) operating activities	235,167	(6,599)	228,568
Cash flows from investing activities:
Capital expenditures	(596,478)	—	(596,478)
Cash used in business acquisitions, net of cash acquired	(59,574)	—	(59,574)
Proceeds from sale leaseback transactions	194,658	—	194,658
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	9,987	—	9,987
Cash used in investing activities	(451,407)	—	(451,407)
Cash flows from financing activities:
Repayment of long-term debt	(27,971)	—	(27,971)
Proceeds from revolving lines of credit and short-term debt	378,000	—	378,000
Repayment of revolving lines of credit and short-term debt	(130,000)	—	(130,000)
Repayment of principal portion of finance lease liability	(5,165)	(405)	(5,570)
Share repurchases	(49,956)	—	(49,956)
Stock option exercises	6,117	—	6,117
Other, net	(326)	—	(326)
Cash provided by (used in) financing activities	170,699	(405)	170,294
Effect of exchange rate changes on cash	484	—	484
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(45,057)	(7,004)	(52,061)
Cash and cash equivalents, beginning of period	227,110	(13,606)	213,504
Cash included in advertising fund assets, restricted, beginning of period	32,871	—	32,871

Restricted cash, beginning of period	792	—	792
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	260,773	(13,606)	247,167
Cash and cash equivalents, end of period	176,522	(20,610)	155,912
Cash included in advertising fund assets, restricted, end of period	38,537	—	38,537
Restricted cash, end of period	657	—	657
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$215,716	$(20,610)	$195,106

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$33,695	$—	$33,695
Deferred consideration included in accrued expenses and other liabilities	3,311	—	3,311
Supplemental cash flow disclosures - cash paid for:
Interest	156,083	—	156,083
Income taxes	22,947	—	22,947
Note 4—Acquisitions and Divestitures
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
2025 Acquisitions
The Company completed seven acquisitions within the Take 5 segment during the year ended December 27, 2025, representing eight sites, for an aggregate cash consideration, net of cash acquired and liabilities assumed, of $12 million.
2024 Acquisitions
The Company completed one acquisition within the Take 5 segment during the year ended December 28, 2024, representing two sites for an aggregate cash consideration, net of cash acquired and liabilities assumed, of less than $1 million.
2023 Acquisitions
The Company completed six acquisitions within the Take 5 segment during the year ended December 30, 2023, representing six sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $9 million.
The Company completed two acquisitions in the Auto Glass Now segment during the year ended December 30, 2023, representing two sites. The aggregate cash consideration for these acquisitions, net of cash acquired and liabilities assumed, was approximately $6 million.
The Company estimated the fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period for the 2025 acquisitions. Purchase accounting allocations are complete for all 2023 and 2024 acquisitions.
Goodwill represents the excess of the consideration paid over the fair value of net assets acquired and includes the expected benefit of synergies within the existing segments and intangible assets that do not qualify for separate recognition. Goodwill, which was allocated to the Take 5 and Auto Glass Now segments, is substantially all deductible for income tax purposes.

Deferred Consideration and Transaction Costs
Deferred consideration is typically paid six months to one-year after the acquisition closing date once all conditions under the purchase agreement have been satisfied. The Company had less than $1 million and $2 million of deferred consideration related to acquisitions as of December 27, 2025 and December 28, 2024, respectively. The Company paid less than $1 million, $1 million, and $25 million of deferred consideration related to prior acquisitions during the years ending December 27, 2025, December 28, 2024, and December 30, 2023 respectively. Deferred consideration is recorded within investing activities at the time of payment.
The Company incurred less than $1 million of transaction costs relating to the acquisitions above during the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.
2025 Divestitures
For information relating to the divestiture of the U.S. Car Wash business, refer to Note 18.
2024 Divestitures
During the third quarter 2024, the Company completed the sale of its Canadian distribution business, primarily operated under the PH Vitres D’Auto brand, within the Corporate segment at a purchase price of approximately $78 million. The sale included essentially all assets and liabilities associated with the business as well as allocated goodwill of $13 million resulting in a loss of $2 million on the sale of business within selling, general, and administrative expenses on the consolidated statements of operations during the year ended December 28, 2024. Approximately $47 million of the sale proceeds were utilized to repay a portion of outstanding secured senior notes with the remainder primarily utilized to repay a portion of the previously outstanding Term Loan Facility.
During the year ended December 28, 2024, the Company sold nine company-operated stores within the Franchise Brands segment to a franchisee at a sale price of $18 million. The Company sold certain store assets as well as allocated $9 million of Franchise Brands goodwill based on the fair value of the segment at the time of sale, resulting in a gain of $5 million on the sale of businesses within selling, general, and administrative expenses on the consolidated statements of operations.
Note 5—Accounts and Notes Receivable, Net
The balance on the consolidated balance sheets are amounts primarily related to customers, vendors, and franchisees. As of December 27, 2025 and December 28, 2024, the gross amount of current accounts and notes receivable including advertising fund receivables was $170 million and $183 million (as restated), respectively. The current allowance for credit losses for these periods was $31 million and $28 million (as restated), respectively. The gross amount of non-current notes receivable was $2 million and $3 million as of December 27, 2025 and December 28, 2024, respectively. The non-current allowance for credit losses for these periods was less than $1 million as of December 27, 2025 and December 28, 2024.
The changes in the allowance for accounts and notes receivable for the years ended December 27, 2025 and December 28, 2024 were as follows:

(in thousands)
Balance as of December 30, 2023, as restated	$23,113
Bad debt expense, as restated	8,816
Write-off of uncollectible receivables, as restated	(3,758)
Balance at December 28, 2024, as restated	$28,171
Bad debt expense, net of recoveries	18,391
Write-off of uncollectible receivables	(14,847)
Balance at December 27, 2025	$31,715

Note 6—Property and Equipment, Net
Property and equipment, net at December 27, 2025 and December 28, 2024 consisted of the following:

(in thousands)	December 27, 2025	December 28, 2024
		As Restated
Buildings	$93,156	$69,512
Land	38,026	20,627
Furniture, fixtures, and other	48,622	41,258
Computer equipment and software	83,133	74,296
Store equipment	84,929	61,830
Leasehold improvements	322,181	262,387
Finance lease ROU assets	24,286	18,809
Vehicles	15,007	14,440
Construction in progress	28,113	55,593
Total property and equipment	737,453	618,752
Less: accumulated depreciation	(265,649)	(209,301)
Total property and equipment, net	$471,804	$409,451

Depreciation expense was $63 million, $56 million (as restated), and $51 million (as restated) for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.
Note 7—Goodwill and Intangible Assets
As disclosed in Note 10, the Company’s reportable segments changed during the year ended December 27, 2025 as a result of changes within the operating segments and reporting units. The Company performed quantitative impairment assessments of goodwill immediately prior to the change in reporting units and immediately after the change on its new reporting units. The Company used the relative fair value method to reallocate the goodwill to the associated reporting units impacted by the change in reporting units in the first quarter of 2025. No impairment charges were recorded during the years ended December 27, 2025, December 28, 2024, and December 30, 2023.
Changes in the carrying amount of goodwill for the years ended December 27, 2025 and December 28, 2024 are as follows:

(in thousands)	Maintenance	Paint, Collision & Glass	Platform Services	Take 5	Franchise Brands	Auto Glass Now	Total
Balance at December 30, 2023	$482,025	$602,031	$154,450	$—	$—	$—	$1,238,506
Acquisitions	599	—	—	—	—	—	599
Sale of business unit	—	(9,233)	(13,180)	—	—	—	(22,413)
Foreign exchange	(178)	(8,712)	(2,272)	—	—	—	(11,162)
Balance at December 28, 2024	$482,446	$584,086	$138,998	$—	$—	$—	$1,205,530
Resegmentation allocation	(482,446)	(584,086)	(138,998)	435,986	620,264	149,280	—
Acquisitions	—	—	—	5,746	—	—	5,746
Foreign exchange	—	—	—	109	6,617	—	6,726
Balance at December 27, 2025	$—	$—	$—	$441,841	$626,881	$149,280	$1,218,002

Intangible assets for the years ended December 27, 2025 and December 28, 2024 are as follows:

(in thousands)	Balance at December 27, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite Lived Amortizable
Franchise agreements	$219,876	$(87,236)	$132,640
License agreements	11,957	(8,507)	3,450
Membership agreements	11,600	(9,180)	2,420
Customer relationships	82,645	(23,585)	59,060
Developed technology	25,764	(24,162)	1,602
Trademarks and other	14,243	(13,903)	340
Total definite lived amortizable	366,085	(166,573)	199,512
Indefinite-Lived
Trademarks	418,337	—	418,337
Total	$784,422	$(166,573)	$617,849

	Balance at December 28, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite Lived Amortizable
Franchise agreements	$219,044	$(77,513)	$141,531
License agreements	11,893	(7,132)	4,761
Membership agreements	11,600	(7,673)	3,927
Customer relationships	82,108	(17,224)	64,884
Developed technology	25,561	(22,433)	3,128
Trademarks and other	14,244	(13,696)	548
Total definite lived amortizable	364,450	(145,671)	218,779
Indefinite-Lived
Trademarks	416,015	—	416,015
Total	$780,465	$(145,671)	$634,794
The weighted average amortization period for franchise agreements, license agreements, membership agreements, customer relationships, developed technology, and trademarks and other are 27 years, 13 years, 8 years, 13 years, 8 years, and 5 years, respectively.

Amortization expense was $19 million, $23 million, and $25 million for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.
Amortization expense related to definite lived intangible assets for the next five years and thereafter are as follows:

(in thousands)	Amount
2026	$19,006
2027	16,488
2028	15,463
2029	14,961
2030	14,949
Thereafter	118,645
Total	$199,512

Note 8—Assets Held For Sale and Impairments
Assets Held For Sale
The changes in assets held for sale for the years ended December 27, 2025 and December 28, 2024 were as follows:

(in thousands)
Balance at December 30, 2023	$251,964
Additions	73,556
Changes in fair value	(41,453)
Sales and disposals	(204,977)
Balance at December 28, 2024	79,090
Additions	2,713
Transfers to held and used	(19,920)
Changes in fair value	(9,439)
Sales and disposals	(21,211)
Balance at December 27, 2025	$31,233
During the years ended December 27, 2025 and December 28, 2024, the Company continued to enhance properties included within held for sale resulting in additions to assets held for sale. The Company evaluated the fair value for all assets included within assets held for sale, which resulted in losses of $9 million, $41 million, and $15 million during the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively, which is recorded within asset impairment charges and lease terminations on the consolidated statements of operations. In addition, the Company recorded a net loss within selling, general, and administrative expenses of $2 million related to the sale of 13 locations during the year ended December 27, 2025. The Company recorded a net gain of $5 million within selling, general, and administrative expenses from the sale of 71 locations during the year ended December 28, 2024. There were no sales during the year ended December 30, 2023. The Company will continue to evaluate the fair value of assets held for sale, which may result in additional net losses upon sale based on unfavorable market conditions or other economic factors in the future.
As of December 27, 2025, 17 locations were determined to no longer meet the requirements to be classified as held for sale. As a result, the Company transferred $20 million relating to these locations back into held and used at the lower of their carrying value, less any accumulated depreciation that would have occurred.
U.S. Car Wash Impairments
During the year ended December 30, 2023, the Company performed a strategic review of the U.S. Car Wash operations, which included, but was not limited to, an evaluation of the following: store performance, the competitive landscape, revenue and expense optimization opportunities, and capital requirements. As a result of this strategic review, the Company approved the closure of 29 stores, halted the opening of new company-operated stores, and began marketing property and equipment for sale that will not be utilized. These actions resulted in the transfer of assets from property and equipment to assets held for sale. Impairment charges for stores which were not included in the U.S. disposal group were $105 million relating to property and equipment and right-of-use assets during the year ended December 30, 2023.

Note 9—Long-term Debt
The long-term debt obligations consist of the following:

(in thousands)	December 27, 2025	December 28, 2024
		As Restated
Series 2019-1 Securitization Senior Notes, Class A-2	$—	$275,176
Series 2019-2 Securitization Senior Notes, Class A-2	251,508	254,258
Series 2020-1 Securitization Senior Notes, Class A-2	161,331	163,081
Series 2020-2 Securitization Senior Notes, Class A-2	417,048	421,548
Series 2021-1 Securitization Senior Notes, Class A-2	420,341	424,841
Series 2022-1 Securitization Senior Notes, Class A-2	—	348,156
Series 2024-1 Securitization Senior Notes, Class A-2	270,875	273,625
Series 2025-1 Securitization Senior Notes, Class A-2	498,750	—
Revolving Credit Facility	140,000	190,000
Term Loan Facility	—	353,750
Other debt(a)	28,582	22,376
Total debt	2,188,435	2,726,811
Less: debt issuance costs	(28,961)	(34,226)
Less: current portion of long-term debt	(276,691)	(33,696)
Total long-term debt, net	$1,882,783	$2,658,889
(a)Amount primarily consists of finance lease obligations. See Note 11.
Scheduled debt repayments for the next five fiscal years and thereafter are as follows:

2026	$276,691
2027	183,050
2028	830,435
2029	9,675
2030	622,329
Thereafter	266,255
Total future repayments	$2,188,435
Series 2019-1 Securitization Senior Notes
In March 2019, the Issuer issued $300 million of Series 2019-1 Securitization Senior Notes (the “2019-1 Senior Notes”), which bore a fixed interest rate of 4.641% per annum. The 2019-1 Senior Notes had a final legal maturity date in April 2049 and an anticipated repayment date in April 2026. The 2019-1 Senior Notes have been fully repaid as of October 2025.
Series 2019-2 Securitization Senior Notes
In September 2019, the Issuer issued $275 million Series 2019-2 Securitization Senior Secured Notes (the “2019-2 Senior Notes”), which bore a fixed interest rate of 3.981% per annum. The 2019-2 Senior Notes had a final legal maturity date in October 2049 and an anticipated repayment date in October 2026. The 2019-2 Senior Notes were secured by substantially all assets of the Issuer and were guaranteed by the Securitization Entities. The Company capitalized $6 million of debt issuance costs related to the 2019-2 Senior Notes. The 2019-2 Senior Notes have been fully repaid as of January 2026 primarily from proceeds received through the sale of ICW business.
Series 2020-1 Securitization Senior Notes
In July 2020, Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation (together, the “Co-Issuers”), each wholly owned indirect subsidiaries of the Company, issued $175 million 2020-1 Securitization Senior Notes (the “2020-1 Senior Notes”) bearing a fixed interest rate of 3.786% per annum. The 2020-1 Senior Notes have a final legal maturity date in

July 2050 and an anticipated repayment date in July 2027. The 2020-1 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Canadian Co-Issuer and various subsidiaries of the Canadian Co-Issuer. The Company capitalized $11 million of debt issuance costs related to the 2020-1 Senior Notes. In January 2026, the Company repaid $80 million of the 2020-1 Senior Notes utilizing proceeds from the sale of ICW.
Series 2020-2 Securitization Senior Notes
In December 2020, the Co-Issuers issued $450 million 2020-2 Securitization Senior Notes (the “2020-2 Senior Notes”) bearing a fixed interest rate of 3.237% per annum. The 2020-2 Senior Notes have a final legal maturity date in January 2051 and an anticipated repayment date in January 2028. The 2020-2 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Securitization Entities. The Company capitalized $8 million of debt issuance costs related to the 2020-2 Senior Notes.
Series 2021-1 Securitization Senior Notes
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
Series 2022-1 Securitization Senior Notes
In October 2022, the Co-Issuers issued $365 million of 2022-1 Securitization Senior Notes (the “2022-1 Senior Notes”), which bore a fixed interest rate of 7.393% per annum. The 2022-1 Senior Notes had a final legal maturity date in October 2052, and an anticipated repayment date in October 2027. The 2022-1 Senior Notes were fully repaid in October 2025 and the Company realized a $1 million loss on debt extinguishment on the consolidated statements of operations during the year ended December 27, 2025. In conjunction with the issuance of the 2022-1 Senior Notes, the Co-Issuers also issued Series 2022-1 Class A-1 Notes (the “2022 VFN”) in the revolving amount of $135 million, which can be accessed at the Issuer’s option if certain conditions are met. As of December 27, 2025, there were no amounts outstanding under the 2022 VFN.
Series 2024-1 Securitization Senior Notes
In July 2024, the Co-Issuers issued $275 million of 2024-1 Class A-2 Securitization Senior Notes (the “2024-1 Senior Notes”) bearing a fixed interest rate of 6.372% per annum. The 2024-1 Senior Notes have a final legal maturity date in October 2054 and an anticipated repayment date in October 2031. The 2024-1 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Proceeds from the 2024-1 Senior Notes were primarily used to repay the Company’s 2018-1 Class A-2 Securitization Senior Notes (the “2018-1 Senior Notes”). The Company incurred costs with third parties related to the issuance of the 2024-1 Senior Notes of $2 million included within interest expense, net on the consolidated statements of operations. The Company capitalized $10 million of debt issuance costs related to the 2024-1 Senior Notes.
Series 2024-1 Variable Funding Securitization Senior Notes
In July 2024, the Co-Issuers issued Series 2024-1 Variable Funding Senior Notes, Class A-1 (the “2024 VFN”) in the revolving amount of $400 million. The 2024 VFN have a final legal maturity date in October 2054. The commitment under the 2024 VFN is set to expire in October 2029, with the option of two one-year extensions. The 2024 VFN are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Borrowings incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable margin. As of December 27, 2025, there were no amounts outstanding under the 2024 VFN and $22 million of outstanding letters of credit, which reduced the borrowing availability under the 2024 VFN.
Series 2025-1 Securitization Senior Notes
In October 2025, the Co-Issuers issued $500 million of Series 2025-1 Class A-2 Securitization Senior Notes (the “2025-1 Senior Notes”) bearing a fixed interest rate of 5.296% per annum. The 2025-1 Senior Notes have a final legal maturity date in October 2055 and an anticipated repayment date in October 2030. The 2025-1 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Proceeds from the 2025-1 Senior Notes were used in combination with the Company’s Revolving Credit Facility to repay the Company’s 2019-1 and 2022-1 Senior Notes. The Company incurred costs with third parties related to the issuance of the 2025-1 Senior Notes of

$2 million included within interest expense, net on the consolidated statements of operations. The Company capitalized $11 million of debt issuance costs related to the 2025-1 Senior Notes.
Credit Agreement
Revolving Credit Facility
In May 2021, Driven Holdings, LLC, (“the Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of Driven Brands Holdings Inc., entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (“Revolving Credit Facility”), which provides for an aggregate amount of up to $300 million, and had a maturity date in May 2026 (“Credit Agreement”). In February 2025, the Borrower entered into an amendment extending the Credit Agreement maturity date to February 2030, subject to certain conditions. Borrowings will incur interest at a rate equal to SOFR plus an applicable term adjustment between 2.00% and 2.25%. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.
As of December 27, 2025, the Company had an outstanding balance of $140 million, $7 million of outstanding letters of credit, and $153 million available under the Revolving Credit Facility. The Company utilized proceeds from the sale of ICW in January 2026 to repay $140 million of the Revolving Credit Facility.

In April 2026, the Company entered into an amendment that also provides for a limited waiver to the Revolving Credit Facility under the Credit Agreement, dated as of May 27, 2021 (as amended, restated, supplemented, or otherwise modified, the “Credit Agreement”) by and among Driven Holdings Parent LLC, Borrower, the lenders party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), which (i) waives any defaults or events of default that may exist or have arisen as a result of the Borrower notifying the Administrative Agent and the Lenders that it intends to restate previously delivered financial statements for the fiscal years ending on December 30, 2023 and on December 28, 2024 and the first three fiscal quarters of the fiscal year ending on December 27, 2025, (ii) extends the deadline for the Borrower to deliver its financial statements for the fiscal year ending on December 27, 2025 (the “2025 Borrower Financial Statements”) to 165 days after such fiscal year-end (June 10, 2026), and (iii) extends the deadline for the Borrower to deliver its financial statements for the fiscal quarter ending on March 28, 2026 (the “Q1 2026 Borrower Financial Statements”) to 45 days after the delivery of the 2025 Borrower Financial Statements.
Term Loan Facility
In December 2021, the Borrower amended the Credit Agreement to provide for a new term loan credit facility (the “Term Loan Facility”), which had an initial aggregate commitment of $500 million, with loans and other extensions of credit thereunder maturing in December 2028. The Company made repayments of $354 million during 2025, primarily from proceeds received through the sale of the U.S. Car Wash business, including proceeds from the Seller Note. The Term Loan Facility has been fully repaid as of December 27, 2025 and no future borrowings can be drawn on this facility. The Company realized a $5 million loss on debt extinguishment on the consolidated statements of operations during the year ended December 27, 2025 relating to unamortized debt issuance costs associated with the Term Loan Facility.
Guarantees and Covenants of the Securitization Notes
Substantially all of the assets of the Company, including most of the domestic and certain of the foreign revenue-generating assets, which principally consist of franchise-related agreements, certain company-operated stores, certain product distribution agreements, intellectual property and license agreements for the use of intellectual property, are owned by subsidiaries of the Borrower and the Issuer, and are pledged to secure the Securitization Notes and indebtedness under the Credit Agreement (together the "Indebtedness"). The restrictions placed on the Issuer and its subsidiaries require that interest and principal (if any) on the Securitization Notes be paid prior to any residual distributions to the Company, and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly interest and principal (if any) amounts due. The amount of weekly cash flow that exceeds all expenses and obligations of the Issuer and its subsidiaries (including required reserve amounts) is generally remitted to the Company in the form of a dividend.
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

As of May 19, 2026, the Co-Issuers were in material compliance with all covenants under the agreements discussed above.
In connection with the issuance of the 2025-1 Senior Notes, the Co-Issuers entered into the Second Amended and Restated Base Indenture (the “Base Indenture”). In March 2026, the Co-Issuers entered into Amendment No. 1 to the Base Indenture (“Amendment No. 1”), dated as of October 20, 2025. Amendment No. 1 amended the Base Indenture to extend the deadlines for certain deliverables and to clarify certain other requirements following the occurrence of a re-issuance restatement of the Co-Issuers’ financial statements. On April 22, 2026, the Co-Issuers received a waiver under the Base Indenture, extending Driven Brands Holdings Inc.’s deadline to deliver Driven Brands Holdings Inc.’s annual financial statements for fiscal year 2025 to June 10, 2026, and the deadline for the quarterly financial statements for the period ended March 28, 2026 to 45 days following the delivery of the annual financial statements for fiscal year 2025.
Driven Brands Holdings Inc. has no material separate cash flows or assets or liabilities as of December 27, 2025. All business operations are conducted through its operating subsidiaries and it has no material independent operations. Driven Brands Holdings Inc. has no other material commitments or guarantees apart from those disclosed in Note 17. As a result of the restrictions described above, certain of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to Driven Brands Holdings Inc. as of December 27, 2025.
Note 10—Segment Information
In the first quarter of 2025, the Company reorganized its operating segments to simplify its reporting structure, align with the Company’s current business model, and increase transparency for investors, which resulted in a change to the Company’s reportable segments. As a result, the Company had the following reportable segments: Take 5, Franchise Brands, and Car Wash. Then, in the fourth quarter of 2025, as a result of the announcement of the sale of ICW and the related results reflected within discontinued operations, the Company re-evaluated its operating segments, which resulted in another change to the reportable segments. As of the fourth quarter of 2025, the Company now has the following reportable segments: Take 5, Franchise Brands, and Auto Glass Now.
The Take 5 segment is primarily composed of Take 5 Oil. Take 5 Oil services a combination of retail and commercial customers, such as fleet operators. Take 5 Oil’s services include oil changes as well as certain as-needed automotive maintenance enhancements, including differential fluid exchanges, coolant services and air and cabin filters. The Take 5 segment also includes supply and other revenue and franchise royalties and fees.
The Franchise Brands segment is primarily composed of the Company’s portfolio of franchise brands, which include: Meineke, Maaco, CARSTAR, ABRA, Fix Auto, 1-800 Radiator, Uniban, and ATI, along with other smaller brands and services for retail, commercial, and insurance customers. The Franchise Brands segment also includes supply and other revenue, and company-operated store sales.
The Auto Glass Now segment provides auto glass repair, replacement, and calibration services to commercial, retail, and insurance customers within the U.S. The Auto Glass Now segment derives substantially all of its revenue from company-operated store sales.
The consolidated financial results include “Corporate and Other” activity. Advertising fund contribution revenue and related costs as well as shared service costs, which are related to finance, information technology, human resources, legal, supply chain, and other support services are recorded within Corporate and Other. Corporate and Other activity includes the adjustments necessary to eliminate certain intercompany transactions, namely supply sales fulfilled by the Take 5 segment to the Franchise Brands segment as well as discrete activity associated with the U.S. Car Wash business that was not classified as discontinued operations.
The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM evaluates segment performance and allocates resources, including capital expenditures and variable compensation, to each segment primarily as part of the annual budget process based on Adjusted EBITDA. The CODM reviews budget-to-actual results to assess performance and adjust resource allocations as necessary.
Adjusted EBITDA is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further amounts related to acquisition related costs, cloud computing amortization, share-based compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of the operating performance of the Company’s segments and may not be comparable to similar measures reported by other companies. Other segment items primarily include, but are not limited to, payroll and payroll-related costs, costs of inventory and supplies, utilities, and rent expense as well as marketing costs associated with non-franchised businesses within the reportable segments. No asset information has been provided for these reportable segments as the Chief Operating Decision Maker does not regularly review asset information by reportable segment.

Certain information within the tables below has been revised to conform to current year presentation to reflect financial results for continuing operations and segment changes.
Segment results for the years ended December 27, 2025, December 28, 2024, and December 30, 2023 are as follows:

	Year Ended December 27, 2025
(in thousands)	Take 5	Franchise Brands	Auto Glass Now	Total
Franchise royalties and fees	$37,531	$152,554	$—	$190,085
Company-operated store sales	1,020,113	17,241	257,604	1,294,958
Supply and other revenue	157,771	115,210	150	273,131
Total segment net revenue	$1,215,415	$285,005	$257,754	$1,758,174

Corporate and Other revenue				104,264
Total consolidated net revenue				$1,862,438

Other segment items	796,739	106,167	231,880
Reportable segment Adjusted EBITDA	$418,676	$178,838	$25,874	$623,388
Less:
Corporate and Other loss				174,281
Depreciation and amortization				81,858
Interest expense, net				121,202
Acquisition related costs(a)				1,644
Non-core items and project costs, net(b)				21,560
Cloud computing amortization(c)				17,696
Share-based compensation expense(d)				32,079
Foreign currency transaction gain, net(e)				(14,715)
Impairment, notes receivable loss, (gain) loss on sale of assets, net, and closed store expenses(f)				63,160
Loss on debt extinguishment(g)				5,392
Income before taxes from continuing operations				$119,231

	Year Ended December 28, 2024
	As Restated
(in thousands)	Take 5	Franchise Brands	Auto Glass Now	Total
Franchise royalties and fees	$26,390	$162,244	$—	$188,634
Company-operated store sales	920,518	16,372	237,500	1,174,390
Supply and other revenue	123,237	116,720	28	239,985
Total segment net revenue	$1,070,145	$295,336	$237,528	$1,603,009

Corporate and Other revenue				149,467
Total consolidated net revenue				$1,752,476

Other segment items	689,990	104,577	224,931
Reportable segment Adjusted EBITDA	$380,155	$190,759	$12,597	$583,511
Less:
Corporate and Other loss				140,360
Depreciation and amortization				78,989
Interest expense, net				156,991
Acquisition related costs(a)				2,394
Non-core items and project costs, net(b)				16,751
Cloud computing amortization(c)				10,081
Share-based compensation expense(d)				50,881
Foreign currency transaction loss, net(e)				17,530
Impairment, notes receivable loss, (gain) loss on sale of assets, net, and closed store expenses(f)				84,236
Loss on debt extinguishment(g)				205
Income before taxes from continuing operations				$25,093

	Year Ended December 30, 2023
	As Restated
(in thousands)	Take 5	Franchise Brands	Auto Glass Now	Total
Franchise royalties and fees	$18,719	$171,648	$—	$190,367
Company-operated store sales	809,356	60,837	254,568	1,124,761
Supply and other revenue	95,320	118,042	—	213,362
Total segment net revenue	$923,395	$350,527	$254,568	$1,528,490

Corporate and Other revenue				181,550
Total consolidated net revenue				$1,710,040

Other segment items	642,345	150,024	244,546
Reportable segment Adjusted EBITDA	$281,050	$200,503	$10,022	$491,575
Less:
Corporate and Other loss				139,782
Depreciation and amortization				76,579
Interest expense, net				160,401
Acquisition related costs(a)				7,588
Non-core items and project costs, net(b)				5,642
Cloud computing amortization(c)				2,673
Share-based compensation expense(d)				19,648
Foreign currency transaction gain, net(e)				(4,078)
Impairment, notes receivable loss, (gain) loss on sale of assets, net, and closed store expenses(f)				124,486
Loss before taxes from continuing operations				$(41,146)

(a)Consists of acquisition costs as reflected within the consolidated statements of operations, including legal, consulting, and other fees, and expenses incurred in connection with acquisitions completed during the applicable period, as well as inventory rationalization expenses incurred in connection with acquisitions. As acquisitions occur in the future, the Company expects to incur similar costs and, under U.S. GAAP, such costs relating to acquisitions are expensed as incurred and not capitalized.
(b)Consists of discrete items and project costs, including third-party professional costs associated with strategic transformation initiatives as well as non-recurring payroll-related costs and non-ordinary course legal settlements.
(c)Includes non-cash amortization expenses relating to cloud computing arrangements.
(d)Represents non-cash share-based compensation expense.
(e)Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of our intercompany loans as well as gains and losses on cross-currency swaps.
(f)Consists of the following items (i) asset impairments, (ii) (gains) losses, net on sale leasebacks, disposal of assets, including assets held for sale, or sale of business; and (iii) loss on fair value of the Seller Note. See Note 18 for additional information regarding the Seller Note.
(g)Represents charges incurred related to the Company’s full repayment of the Term Loan Facility in conjunction with the sale of the U.S. Car Wash business and the issuance of the Series 2025-1 Senior Notes in the current year and charges incurred related to the Company’s partial repayment of Senior Secured Notes in conjunction with the sale of its Canadian distribution business in the prior year.

The following table shows information relating to the geographic regions in which the Company operates:

	Total Net Revenue for Year Ended			Total Long-Lived Assets
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated		As Restated	As Restated
United States	$1,797,542	$1,643,888	$1,575,594	$975,063	$849,189	$771,557
Canada	64,896	108,588	134,446	10,199	12,055	21,666
Total	$1,862,438	$1,752,476	$1,710,040	$985,262	$861,244	$793,223
The following table shows the capital expenditures by reportable segment and Corporate and Other:

(in thousands)	Take 5	Franchise Brands	Auto Glass Now	Corporate & Other	Total
Capital expenditures
2025	$149,586	$2,795	$3,533	$36,842	$192,756
2024 (as restated)	110,925	691	3,310	90,751	205,677
2023	112,827	1,488	12,828	292,514	419,657
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
The following table details the total investment in operating and finance leases where the Company is the lessee:

(in thousands)	Balance Sheet Location	December 27, 2025	December 28, 2024
			As Restated
Right-of-use assets
Finance leases	Property and equipment, net	$24,286	$18,809
Operating leases	Operating lease right-of-use assets	513,458	451,793
Total right-of-use assets		$537,744	$470,602

Current lease liabilities
Finance leases	Current portion of long-term debt	$6,683	$5,417
Operating leases	Accrued expenses and other liabilities	47,094	42,417
Total current lease liabilities		$53,777	$47,834

Long-term lease liabilities
Finance leases	Long-term debt	$19,181	$13,892
Operating leases	Operating lease liabilities	501,506	439,838
Total long-term lease liabilities		$520,687	$453,730

The lease cost for operating and finance leases recognized in the consolidated statements of operations were as follows:

(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
Amortization of right-of-use assets	$6,879	$5,501	$3,957
Interest on lease liabilities	1,530	1,368	811
Operating lease expense	82,578	75,544	70,077
Short-term lease expense	2,129	1,756	1,378
Variable lease expense	940	956	1,515
Total lease expense, net	$94,056	$85,125	$77,738
The Company recorded a $6 million, $1 million, and $63 million impairment loss during the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively, related to Company’s decision to exit certain leased locations.
The Company also subleases certain facilities to franchisees and others, which generated $5 million in sublease revenue during each of the years ended December 27, 2025 and December 28, 2024, respectively, and $4 million in sublease revenue during the year ended December 30, 2023, and is included as a component of supply and other revenue on the consolidated statements of operations.
For the year ended December 27, 2025, the Company sold 41 Take 5 properties in various locations throughout the U.S. for a total of $71 million. For the year ended December 28, 2024, the Company sold 34 Take 5 properties in various locations throughout the U.S. for a total of $51 million. For the year ended December 30, 2023, the Company sold 25 Take 5 properties in various locations throughout the U.S. for a total of $39 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements have terms typically ranging from 14 to 20 years and provide the Company with the option of extending the lease for up to 20 additional years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded an operating lease right-of-use asset and operating lease liability of approximately $55 million and $55 million, respectively, for the year ended December 27, 2025 and $41 million and $41 million, respectively, for the year ended December 28, 2024 related to these lease arrangements. The Company recorded a net loss of $2 million for the year ended December 27, 2025, and net gains of $4 million and $3 million for the years ended December 28, 2024 and December 30, 2023, respectively.

	Year Ended
	December 27, 2025	December 28, 2024
		As Restated
Weighted average remaining lease terms (years)
Operating	11.8	11.3
Financing	7.1	4.6
Weighted average discount rate
Operating	6.35%	6.19%
Financing	6.31%	6.61%

Supplemental cash flow information related to the lease arrangements were as follows:

	Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$79,503	$72,958	$62,541
Operating cash flows used in finance leases	1,530	1,368	811
Financing cash flows used in finance leases	5,472	4,390	2,857
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$120,100	$77,176	$105,176
Finance leases	13,074	6,283	5,858
As of December 27, 2025, future minimum lease payments under noncancellable leases were as follows:

(in thousands)	Finance	Operating	Income from Subleases
2026	$8,256	$83,816	$3,236
2027	7,553	79,960	2,953
2028	3,910	73,425	2,145
2029	2,397	68,232	865
2030	1,052	63,355	816
Thereafter	10,025	444,490	1,904
Total undiscounted cash flows	$33,193	$813,278	$11,919
Less: Present value discount	7,329	264,678
Less: Current lease liabilities	6,683	47,094
Long-term lease liabilities	$19,181	$501,506
Note 12—Derivatives
The Company utilizes derivative financial instruments primarily to hedge movements in foreign currency exchange rates. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.
Derivatives Designated as Cash Flow Hedges of Interest Rate Risk
In July 2022, the Company entered into an interest rate swap, which was designated as a hedge against adverse fluctuations in interest rates by reducing the exposure to variability in cash flows relating to either interest payments or total proceeds on a forecasted issuance of long-term debt. The notional amount of this hedge was $275 million. In October 2022, upon issuance of the 2022-1 Senior Notes, the Company terminated the interest rate swap and recorded the related gain of $11 million in accumulated other comprehensive income. As of December 28, 2024, a net gain of $6 million remained in accumulated other comprehensive income. As of December 27, 2025, no amount remained in accumulated other comprehensive income as a result reclassifying $6 million into interest expense, net on the consolidated statements of operations during the year ended December 27, 2025, primarily relating to the accelerated amortization in connection with the refinancing of the 2022-1 Senior Notes in October 2025. The Company reclassified $2 million into interest expense, net during each of the years ended December 28, 2024 and December 30, 2023.
Derivatives Not Designated as Hedges of Exchange Rate Risk
To manage exposure to changes with the Company’s foreign currency intercompany transactions, the Company enters into short-term foreign currency forward contracts.
In December 2021, the Company entered into a cross-currency swap as an economic hedge against exposure to changes in the Canadian dollar in connection with its Canadian securitization transaction, which is discussed in greater detail in Note 9. As of December 27, 2025, the cross-currency swap had an $88 million notional amount and a settlement date in July 2027. Throughout the term of the swap agreements, the Company pays interest at a fixed rate in Canadian dollars and receives interest at a fixed rate in U.S. dollars. In the first quarter of 2026, in connection with the partial repayment of the 2020-1 Senior Notes, the Company settled $10 million of the cross-currency swap reducing the notional amount to $78 million.
In December 2025, the Company entered into a foreign currency derivative contract to mitigate the exposure to the Euro in connection with its agreement to sell ICW. The foreign exchange forward contract had a €400 million notional amount and a long-stop settlement date in October 2026. The Company recorded a loss of $6 million for the year ended December 27, 2025, within foreign currency transaction (gain) loss, net on the consolidated statements of operations. The derivative contract was settled in January 2026 in conjunction with the sale of ICW.
The Company recorded an $8 million loss, a $7 million gain, and a less than $1 million loss for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively, related to the change in fair value of derivatives in foreign currency transaction (gain) loss, net on the consolidated statements of operations.
The fair value of the derivative instruments held were as follows:

(in thousands)	December 27, 2025
	Balance Sheet Location	Fair Value
Derivative liabilities
Derivatives not designated as hedging instruments:
Cross-currency swap	Other assets	$4,313
Cross-currency swap	Accrued expenses and other liabilities	$134
Foreign exchange forward contract	Accrued expenses and other liabilities	$5,598

(in thousands)	December 28, 2024
	Balance Sheet Location	Fair Value
		As Restated
Derivative liabilities:
Derivatives not designated as hedging instruments:
Cross-currency swap	Other assets	$5,703
Cross-currency swap	Accrued expenses and other liabilities	$19
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
Note 13—Shareholders’ Equity
In August 2023, the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock (the “Share Repurchase Program”). During the year ended December 30, 2023, the Company repurchased 3,601,694 shares of its common stock for approximately $50 million, at an average price per share of $13.87. All repurchases were made in open market transactions. As of December 30, 2023, the Company completed the purchase of all shares under the Share Repurchase Program. During the years ended December 28, 2024 and December 27, 2025, the Company did not authorize any repurchase of shares.
Note 14—Equity Agreements and Incentive Equity Plan
All activity and amounts reported in this footnote include both continuing and discontinued operations, unless otherwise noted. For information relating to the divestiture of the Company’s car wash businesses, refer to Note 18.
On April 17, 2015, Driven Investor LLC (“Parent”) established the Driven Investor LLC Incentive Equity Plan (the “Equity Plan”). The Equity Plan, among other things, established the ownership of certain membership units in the Parent and defined the distribution rights and allocations of profits and losses associated with those membership units. Additionally, the Equity Plan calls for certain restrictions regarding transfers of units, corporate governance, and Board of Director representation.

In April 2015, the Parent established certain profits interest units as part of the award agreements (the “Award Agreements”) granted pursuant to the Equity Plan. The Award Agreements provide for grants of certain profits interest units (“Profits Interest

Units”) to employees, directors, or consultants of the Parent and subsidiaries. For both the Profits Interest Time Units and Profits Interest Performance Units, if the grantee’s continuous service terminated for any reason, the grantee forfeits all right, title, and interest in and to any unvested units as of the date of such termination, unless the grantee’s continuous service period is terminated by the Company without cause within the six-month period prior to the date of consummation of the change in control and the other vesting criteria are achieved as a result. In addition, the grantee forfeits all right, title, and interest in and to any vested units if the grantee was terminated for cause, breaches any post-termination covenants, or fails to execute any general release required to be executed.

On January 6, 2021, the Company’s Board of Directors approved the 2021 Omnibus Incentive Plan (as amended, the “Plan”) and, effective January 14, 2021, the Company’s shareholders adopted and approved the Plan. At the adoption of the Plan, the maximum number of shares of common stock available for issuance under the Plan were 12,533,984 shares. In conjunction with the closing of the IPO, the Company’s Board granted awards under the Plan to certain of the Company’s employees, representing an aggregate of 5,582,522 shares of common stock. On May 9, 2024, the Company’s shareholders approved a proposal to amend and restate the Plan to increase the number of shares available for issuance by 10,000,000 shares of Common Stock. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other share-based awards, other cash-based awards, or any combination of the foregoing to current and prospective employees and directors of, and consultants and advisors to, the Company and its affiliates.
The Company recognized share-based compensation expense of $32 million, $52 million, and $20 million for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.
Profits Interest Units
Prior to IPO, the Parent’s equity awards included Profits Interest Units as noted above. There were two forms of Profits Interest Units - Time Units and Performance Units. Time Units generally vested in five installments of 20% on each of the first five anniversaries of the grant date or vesting date, provided that the employee remained in continuous service on each vesting date. The Time Units were exchanged for time-based restricted stock awards in connection with the IPO, all of which are vested as of December 27, 2025. In addition, the Company granted time-based and performance-based options in connection with the IPO to certain employees with Profit Interests (each an “IPO Option”). The exchange of Time Units for time-based restricted stock awards did not require modification accounting.
The Performance Units are eligible to vest immediately prior to the effective date of a consummated sale transaction or qualified public offering, including the IPO (a “Liquidity Event”) and the achievement of the other vesting criteria. No vesting occurred as a result of the IPO as the other vesting criteria were not achieved. In connection with the IPO, the Performance Units were exchanged for performance-based restricted stock awards. Employees who received IPO Options had the same vesting conditions for the performance-based portion of the IPO Options as the performance-based restricted stock awards.
In October 2023, the Company converted 2,963,829 performance-based restricted stock awards to time-based restricted stock awards that vested in full on April 30, 2025, subject to a continuous service requirement through the vesting date.

	Unvested Time Awards	Weighted Average Grant Date Fair Value, per unit	Unvested Performance Awards	Weighted Average Grant Date Fair Value, per unit
Outstanding as of December 31, 2022	289,669	$13.76	4,015,749	$15.84
Modifications	2,963,829	11.15	(2,963,829)	15.94
Forfeited/Cancelled	(53,865)	12.74	(251,895)	12.86
Vested	(96,542)	12.97	—	—
Outstanding as of December 30, 2023	3,103,091	$11.31	800,025	$16.22
Forfeited/Cancelled	(31,078)	12.40	(421,292)	16.55
Vested	(70,611)	14.16	—	—
Outstanding as of December 28, 2024	3,001,402	$11.23	378,733	$15.85
Forfeited/Cancelled	(5,608)	11.15	—	—
Vested	(2,995,794)	11.22	—	—
Outstanding as of December 27, 2025	—	$—	378,733	$15.85
There was no unrecognized compensation expense related to the time-based restricted stock awards at December 27, 2025.

There was $5 million of unrecognized compensation expense related to the performance-based restricted stock awards at December 27, 2025. No compensation costs were recognized for the performance-based restricted stock awards in the presented years given the performance criteria was not met or probable. Certain former employees continue to hold performance-based awards as of December 27, 2025.
Restricted Stock Units and Performance Stock Units
The Company has issued restricted stock units (“RSUs”) and performance stock units (“PSUs”). These awards are eligible to vest provided that the employee remains in continuous service on each vesting date. RSUs typically vest ratably over a period of one to three years from the grant date. The PSUs generally vest after a three-year performance period. The number of PSUs that vest is contingent on the Company achieving certain performance goals specified in the award agreement, typically, one goal is a performance condition and the other is a market condition. The number of PSU shares that vest may range from 0% to 200% of the original grant, based upon the level of performance. Certain awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense. For both RSUs and PSUs, the award agreements provide that if the grantee’s continuous service terminates for any reason, the grantee shall forfeit all right, title, and interest in any unvested units as of the termination date.
For RSUs and PSUs with a performance condition, the grant date fair value is based upon the market price of the Company’s common stock on the date of the grant. For PSUs with a market condition, the Company estimates the grant date fair value using the Monte Carlo valuation model. For all PSUs, the Company reassesses the probability of the achievement of the performance condition at each reporting period.
The range of assumptions used for issued PSUs with a market condition valued using the Monte Carlo model were as follows:

For the Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Annual dividend yield	—%	—%	—%
Expected term (years)	2.3-2.8	2.4-2.8	2.6-2.8
Risk-free interest rate	3.47%-3.89%	3.89%-4.65%	3.65%-4.51%
Expected volatility	48.2%-51.7%	49.2%-54.1%	37.9%-38.8%
Correlation to the index peer group	36.5%-41.4%	42.6%-49.2%	60.2%-60.3%
There was approximately $21 million of total unrecognized compensation cost related to the unvested RSUs at December 27, 2025, which is expected to be recognized over a weighted-average vesting period of 1.7 years. In addition, there was approximately $21 million of total unrecognized compensation cost related to the unvested PSUs, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

The following are the restricted stock units and performance stock units granted:

	Unvested Time Units	Weighted Average Grant Date Fair Value, per unit	Unvested Performance Units	Weighted Average Grant Date Fair Value, per unit
Balance as of December 31, 2022	321,603	$27.49	549,760	$31.13
Granted	716,904	20.29	647,359	30.54
Forfeited/Cancelled	(126,822)	27.87	(283,131)	31.06
Performance achievement(1)	—	—	13,808	24.69
Vested	(105,149)	27.31	(82,848)	24.69
Balance as of December 30, 2023	806,536	$21.07	844,948	$31.24
Granted	1,580,185	13.91	1,215,468	15.62
Forfeited/Cancelled	(304,462)	16.91	(492,192)	26.38
Vested	(279,525)	21.09	(111,547)	32.20
Balance as of December 28, 2024	1,802,734	$15.27	1,456,677	$19.58
Granted	1,131,049	16.32	1,212,499	19.61
Forfeited/Cancelled	(232,561)	15.53	(505,724)	24.04
Vested	(771,487)	16.01	(111,550)	30.97
Balance as of December 27, 2025	1,929,735	$15.62	2,051,902	$19.60
(1) Reflects the number of awards achieved above target levels for shares vested in the period.
Stock Options
The Company has issued stock options, which vest provided that the employee remains in continuous service on the vesting date. The stock options were granted at the stock price of the Company on the grant date and permit the holder to exercise them for 10 years from the grant date.
In October 2023, the Company converted 2,438,643 performance-based options to time-based awards that vested in full on April 30, 2025, subject to a continuous service requirement through the vesting date.
The fair value of all time-based units granted or modified was estimated using a Black-Scholes option pricing model using the following weighted-average assumptions for fiscal 2023:

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

The following are the stock options granted:

	Time Based Stock Options Outstanding	Weighted Average Exercise Price	Performance Based Stock Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2022	3,593,329	$26.79	3,278,936	$22.00
Modified	2,438,643	4.15	(2,438,643)	7.32
Forfeited/Cancelled	(448,028)	16.01	(553,038)	7.14
Exercised	(270,376)	22.00	—	—
Outstanding as of December 30, 2023	5,313,568	$17.64	287,255	$7.53
Forfeited/Cancelled	(130,740)	22.00	(287,255)	7.53
Outstanding as of December 28, 2024	5,182,828	$17.59	—	$—
Forfeited/Cancelled	(673,545)	25.08	—	—
Outstanding as of December 27, 2025	4,509,283	$24.77	—	$—
Exercisable as of December 27, 2025	4,509,283	$24.77	—	$—
There was less than $1 million of total unrecognized compensation cost related to the unvested stock options at December 27, 2025.
For the years ended December 27, 2025, December 28, 2024, and December 30, 2023, no compensation cost was recognized for the performance-based stock options given the performance criteria was not met or probable.
Employee Stock Purchase Plan
On January 6, 2021, the Company’s Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”) and effective January 14, 2021, the Company’s shareholders adopted and approved the ESPP. The ESPP provide employees of certain designated subsidiaries of the Company with an opportunity to purchase the Company’s common stock at a discount, subject to certain limitations set forth in the ESPP. The ESPP plan authorized the issuance of 1,790,569 shares of the Company’s common stock. Total ESPP contributions were $1 million for each of the years ended December 27, 2025, December 28, 2024, and December 30, 2023 and 76,605, 73,196, and 82,546 shares of common stock were purchased in each of the respective periods.
Note 15—Earnings (Loss) Per Share
The Company calculates basic and diluted earnings (loss) per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Year Ended
(in thousands, except per share amounts)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
Basic earnings (loss) per share:
Net income (loss) from continuing operations	$132,073	$546	$(46,782)
Less: Net income attributable to participating securities, continuing operations	1,002	10	—
Net income (loss) after participating securities, continuing operations	131,071	536	(46,782)

Net income (loss) from discontinued operations, net of tax	8,089	(297,999)	(752,149)
Less: Net income attributable to participating securities, discontinued operations	61	—	—
Net income (loss) after participating securities, discontinued operations	8,028	(297,999)	(752,149)

Weighted-average common shares outstanding	162,836	160,319	161,917
Continuing operations	0.80	—	(0.29)
Discontinued operations	0.05	(1.86)	(4.65)
Net basic earnings (loss) per share	$0.85	$(1.86)	$(4.94)

	Year Ended
(in thousands, except per share amounts)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$132,073	$546	$(46,782)
Less: Net income attributable to participating securities, continuing operations	1,002	2	—
Net income (loss) after participating securities, continuing operations	131,071	544	(46,782)

Net income (loss) from discontinued operations, net of tax	8,089	(297,999)	(752,149)
Less: Net income attributable to participating securities, discontinued operations	61	—	—
Net income (loss) after participating securities, discontinued operations	8,028	(297,999)	(752,149)

Weighted-average common shares outstanding	162,836	160,319	161,917
Dilutive effect of share-based awards	1,016	891	—
Weighted-average common shares outstanding, as adjusted	163,852	161,210	161,917
Continuing operations	0.80	—	(0.29)
Discontinued operations	0.05	(1.86)	(4.65)
Net diluted earnings (loss) per share	$0.85	$(1.86)	$(4.94)
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers, which include non-forfeitable dividend rights.
The Company has performance awards that are contingent on performance conditions which have not yet been met and therefore were excluded from the computation of weighted average shares of 2,342,181, 1,628,715, and 1,284,454 for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.
The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Year Ended
Number of securities (in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
Restricted stock units	83	296	483
Stock Options	1,740	1,740	1,740
Total	1,823	2,036	2,223

Note 16—Income Taxes
The provision for income taxes was computed based on the following amounts of income before income taxes:

	Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
Domestic	$109,421	$49,912	$(46,052)
Foreign	9,810	(24,819)	4,906
Income before income taxes	$119,231	$25,093	$(41,146)
The components of the income tax (benefit) expense were as follows:

	Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
Current:
Federal	$16,473	$6,977	$4,835
State	5,097	4,311	6,249
Foreign	1,322	8,985	(670)
Deferred:
Federal	(35,738)	18,111	(6,963)
State	2,013	2,261	1,233
Foreign	(2,009)	(16,098)	952
Total income tax (benefit) expense	$(12,842)	$24,547	$5,636

As presented under the requirements of ASU 2023-09 for the year ended December 27, 2025, A reconciliation between the U.S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended
(in thousands)	December 27, 2025
Federal income tax at statutory rate	$25,039	21.0%
State income taxes, net of federal tax benefits (1)	6,040	5.1%
Foreign tax effects
Canada	1,555	1.3%
Germany
Change in tax law	(4,137)	(3.5)%
Other foreign jurisdictions	1,290	1.1%
Tax credits
Work opportunity tax credit	(2,099)	(1.8)%
Changes in valuation allowance	(37,833)	(31.7)%
Effect of cross-border tax laws
Dual taxed foreign earnings	2,571	2.2%
Unrealized foreign exchange	(7,866)	(6.6)%
Subpart f inclusion	(629)	(0.5)%
Non-taxable or non-deductible items
Non-deductible executive compensation	3,354	2.8%
Other non-deductible	582	0.5%
Other	(709)	(0.7)%
Effective tax rate	$(12,842)	(10.8)%
(1)The state and local jurisdictions that make up 50% of this line item are: Florida, Louisiana, California, Georgia, Tennessee, Illinois, and Virginia.
In accordance with the guidance prior to the adoption of ASU 2023-09 for years ended December 28, 2024 and December 30, 2023, a reconciliation between the U.S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended
(in thousands)	December 28, 2024		December 30, 2023
	As Restated		As Restated
Federal income tax at statutory rate	$5,269	21.0%	$(8,641)	21.0%
State income taxes, net of federal tax benefits	4,248	16.9%	2,027	(4.9)%
Changes in valuation allowance	12,668	50.5%	5,113	(12.4)%
Taxable foreign source income	295	1.2%	1,955	(4.8)%
Non-deductible compensation	6,549	26.1%	1,959	(4.8)%
Foreign tax rate differential	(1,947)	(7.8)%	76	(0.2)%
Other permanent differences	(2,574)	(10.3)%	597	(1.4)%
Deferred tax adjustments	(2,459)	(9.8)%	1,834	(4.5)%
Current tax adjustments	2,498	10.0%	1,067	(2.6)%
Reserve for uncertain tax positions	—	—%	(351)	0.9%
Effective tax rate	$24,547	97.8%	$5,636	(13.7)%

Deferred tax assets (liabilities) are comprised of the following:

(in thousands)	December 27, 2025	December 28, 2024
		As Restated
Deferred tax asset
Accrued liabilities	$2,741	$6,257
Accounts receivable allowance	5,562	6,824
Net operating loss carryforwards	58,595	21,059
Lease liabilities	134,347	329,079
Interest expense limitation	101,385	73,649
Deferred revenue	6,961	7,494
Unrealized foreign exchange differences	2,862	—
Foreign tax credits	2,508	—
Subsidiary outside basis differences	11,122	—
Other deferred assets	31,184	17,711
Total deferred tax asset	357,267	462,073
Less valuation allowance	(60,383)	(78,651)
Net deferred tax asset	296,884	383,422
Deferred tax liabilities
Goodwill and intangible assets	169,703	48,687
Right-of-use assets	124,608	319,486
Fixed asset basis differences	8,679	36,545
Unrealized foreign exchange differences	—	186
Other deferred liabilities	3,467	3,197
Total deferred liabilities	306,457	408,101
Net deferred liabilities	$9,573	$24,679
The following table presents the activity included in the deferred tax valuation allowance as follows:

(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
		As Restated	As Restated
Balance at beginning of period	$78,651	$22,606	$1,216
Charged (credited) to income tax expense – continuing operations	(36,923)	12,668	5,113
Charged to other accounts(1)	18,655	43,377	16,277
Balance at end of period	$60,383	$78,651	$22,606
(1)Charges to other accounts include the effects of foreign currency translation and changes to valuation allowances as a result to intraperiod allocations, including income tax expenses of discontinued operations.
During the year ended December 27, 2025, the valuation allowance decreased by $18 million principally related to the favorable tax provisions included in the 2025 enactment of the One Big Beautiful Bill Act connected to taxpayer favorable U.S. federal interest expense rules offset with certain increases related to outside basis differences recorded over the Company’s investment in ICW. Specifically, in the fourth quarter of 2025 the ICW assets met the criteria to be classified as held for sale and discontinued operations. Consequently, the Company recorded a $11 million deferred tax asset on its outside basis difference. However, because it is not more likely than not that this asset will be realized, a full valuation allowance has been recorded against this deferred tax asset. The Company remains indefinitely reinvested with respect to Canada and as a result the Company does not provide for deferred income taxes on the unremitted earnings of these subsidiaries. As of December 27, 2025, the determination of the amount of such unrecognized deferred tax liability is not practicable.
As of December 27, 2025, the Company had pre-tax federal operating loss and interest limitation carry forwards of $130 million and $448 million, respectively, which are both not subject to expiration. State tax effected net operating loss and interest limitation carryforwards were $38 million and $7 million, respectively, for which portions begin to expire in fiscal year 2026. As of December 27, 2025, the Company had pre-tax foreign operating loss and interest limitation carryforwards of

$4 million and $6 million, respectively, for which portions begin to expire in fiscal year 2026, while others are indefinite lived and not subject to expiration.
As of December 27, 2025, the Company had general business tax credit carryforwards of $2 million and foreign tax credit carryforwards of $3 million, which begin to expire in 2044 and 2030, respectively.

At December 27, 2025, the Company had less than $1 million of unrecognized tax benefits. A reconciliation of the change in the accrual for unrecognized income tax benefits is as follows:

(in thousands)	December 27, 2025	December 28, 2024
Balance at beginning of period	$342	$373
Translation adjustments	19	(31)
Balance at end of period	$361	$342
The unrecognized income tax benefits could affect the Company's effective tax rate, if recognized. The Company had minimal aggregate accrued interest and penalties at both December 27, 2025 and December 28, 2024.
The Company files income tax returns in the U.S., Canada, and various state and foreign jurisdictions. The Company is generally subject to income tax examinations for years 2019 and later and believes appropriate provisions for all outstanding matters have been made for all jurisdictions and open years.
In accordance with ASU 2023-09 cash paid for income taxes, net of refunds, and inclusive of continued and discontinued operations during the year ended December 27, 2025 was as follows:

in thousands	December 27, 2025
US federal	$8,252
US state and local
Texas	$2,445
Other states	$3,017
Foreign
Canada	$4,161
United Kingdom	$7,685
Other countries	$(707)
Total cash paid for income taxes, net of refunds	$24,853
Cash paid for income taxes, net of refunds, and inclusive of continued and discontinued operations during the years ended December 28, 2024 and December 30, 2023 was $37 million and $23 million, respectively.
Base Erosion and Profits Shifting (2.0)
During 2021, the Organization for Economic Co-operation and Development (“OECD”) published a Base Erosion and Profits Shifting (“BEPS”) framework and agreed to a two-pillar (“Pillar II”) approach to implement global profit allocation and a 15% corporate global minimum tax of 15%. The inclusive framework calls for the tax law changes to take effect in 2024 and 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar II, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar II. The Company does not expect Pillar II to have a material impact on the Company’s tax provision and will continue to evaluate the impact of these tax law changes on future periods.
Note 17—Commitments and Contingencies
The Company is subject to various lawsuits, administrative proceedings, audits, and claims. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. The Company regularly assesses the Company’s insurance deductibles, analyzes litigation information with the Company’s attorneys, and evaluates the loss experience in connection with pending legal proceedings. The Company records its best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. When a loss is probable and there is a range of estimated loss with no best estimate within the range, the minimum estimated liability related to the lawsuit or claim is recorded. As additional information becomes available, the potential liability and the Company’s accruals are reassessed, if necessary. Legal fees and expenses associated with the defense of all of the Company’s litigation are expensed as such fees and expenses are incurred. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from the Company’s estimates.
Genesee County Employees’ Retirement System v. Driven Brands Holdings Inc., et al. – On December 22, 2023, Genesee County Employees’ Retirement System filed a putative class action lawsuit in the U.S. District Court for the Western District of North Carolina (the “Court”) against the Company as well as CEO Jonathan Fitzpatrick and former CFO Tiffany Mason (the “Individual Defendants”) alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act by the Company, as well as violations of Section 20(a) of the Exchange Act by the Individual Defendants. The Court appointed Genesee County Employees’ Retirement System, Oakland County Employees’ Retirement System, and Oakland County Voluntary Employees’ Beneficiary Association (collectively, “Lead Plaintiffs”), as lead plaintiffs on May 31, 2024. Lead Plaintiffs then filed an amended complaint on October 14, 2024, which the Company and the Individual Defendants subsequently moved to dismiss. The Court denied the motion to dismiss on February 20, 2025, and the Company and Individual Defendants moved on March 6, 2025 for reconsideration of the Court’s order or, in the alternative, requested that the Court certify its decision for interlocutory appeal. On October 29, 2025, the Court granted the motion for reconsideration but still denied the motion to dismiss. On November 13, 2025, the parties reached an agreement in principle to resolve the case. On December 19, 2025, Lead Plaintiffs filed an unopposed motion for preliminary approval of the settlement. On February 5, 2026, the Court endorsed the unopposed motion for preliminary approval of the settlement. A final approval settlement conference is set for June 1, 2026. The Company expects the settlement to be covered by the Company’s insurance. A reserve of $25 million within accrued expenses and other liabilities and an insurance receivable for $25 million in prepaid and other assets is included on the consolidated balance sheet as of December 27, 2025 relating to this legal matter.

Terwilliger v. Fitzpatrick, et al. – On January 10, 2025, Daniel Terwilliger filed a purported derivative complaint in the Court against certain current and former Company executive officers and board members. The Terwilliger complaint makes largely the same allegations as those in Genesee complaint, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) unjust enrichment; (iii) abuse of control; (iv) gross mismanagement; (v) waste of corporate assets; and (vi) violations of Sections 10(b) and 21D of the Exchange Act. On April 30 2025, the Court granted the parties’ joint motion for a stay of proceedings, pending the completion of discovery in the underlying securities class action. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
Gaiman v. Fitzpatrick, et al. – On April 30, 2025, Jonathan Gaiman filed a purported derivative complaint in the Court against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Tiffany Mason, Neal Aronson, Catherine Halligan, Chadwick Hume, Rick Puckett, Karen Stroup, Peter Swinburn, Michael Thompson, and Jose Tomás. The Gaiman complaint makes largely the same allegations as those in the Genesee and Terwilliger complaints, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) aiding and abetting breaches of fiduciary duty; (iii) unjust enrichment; (iv) waste of corporate assets; (v) violations of Sections 10(b) and 21D of the Exchange Act; and (vi) violations of Sections 14(a) and Rule 14a-9 of the Exchange Act. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
On May 20, 2025, the Court granted the Parties’ joint motion to consolidate the Gaiman action with the Terwilliger action and to stay the consolidated action pending the completion of discovery in the underlying securities class action.
Kalimon v. Aronson, et al. – On October 7, 2025, John Kalimon filed a purported derivative complaint in the Court against certain current and former Company executive officers and board members. The Kalimon complaint makes largely the same allegations as those in the Genesee, Terwilliger, and Gaiman complaints, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) unjust enrichment; (iii) violations of Sections 10(b) and 21D of the Exchange Act; and (iv) violations of Sections 14(a) and Rule 14a-9 of the Exchange Act. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
Bushansky v. Fitzpatrick, et al. – On November 12, 2025, Stephen Bushansky filed a purported derivative complaint in the Delaware Court of Chancery against certain current and former Company executive officers and board members. The Bushansky complaint makes largely the same allegations as those in the Genesee, Terwilliger, Gaiman, and Kalimon complaints, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) contribution and indemnification; (iii) aiding and abetting breaches of fiduciary duties; and (iv) and unjust enrichment. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.

Marino v. Fitzpatrick, et al. – On December 15, 2025, Gregory Marino filed a purported derivative complaint in the Delaware Court of Chancery against certain current and former Company executive officers and board members. The Marino complaint makes largely the same allegations as those in the Genesee, Terwilliger, Gaiman, Kalimon, and Bushansky complaints, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) contribution and indemnification; (iii) aiding and abetting breaches of fiduciary duties; (iv) and unjust enrichment. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.

City of Hollywood Police Officers’ Retirement System v. Driven Brands Holdings Inc., et al. – On April 8, 2026, Plaintiff City of Hollywood Police Officers’ Retirement System (“Plaintiff”) filed a putative class action complaint (the “Complaint”) in the U.S. District Court for the Western District of North Carolina against Driven Brands Holdings Inc. (“Driven Brands” or the “Company”), former CEO Jonathan G. Fitzpatrick, former Chief Accounting Officer Michael Beland, former Chief Financial Officer Gary W. Ferrera, Chief Financial Officer Michael F. Diamond, CEO Daniel Rivera, and Chief Accounting Officer Rebecca Fondell (the “Individual Defendants,” and together with Driven Brands, “Defendants”). The Complaint was filed on behalf of a purported class of Driven Brands stockholders who purchased securities between May 3, 2023 and February 24, 2026. Plaintiff alleges that Defendants violated Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and related Rule 10b-5 by making misrepresentations and/or material omissions in securities filings and other public statements relating to the Company’s financial condition and the effectiveness of its internal control over financial reporting and by further concealing material weaknesses. Plaintiff also alleges that the Individual Defendants are separately liable under Section 20(a) of the Exchange Act for the same alleged misstatements and/or material omissions under a control person theory of liability. To date, the Complaint has not been served on the Company or any of the Individual Defendants. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.

Lee v. Fitzpatrick, et al. – On April 17, 2026, Michael Lee filed a purported derivative complaint in the U.S. District Court for the Western District of North Carolina against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Michael Diamond, Michael Beland, Gary Ferrera, Daniel Rivera, Rebecca Fondell, Timothy Johnson, Catherine Halligan, Rick Puckett, Michael Thompson, Neal Aronson, Jose Tomás, Damien Harmon, Chad Hume, Karen Stroup, and Peter Swinburn. The Lee complaint makes largely the same allegations as those in the City of Hollywood Complaint, and purports to state claims against the Director and Officer Defendants for breach of fiduciary duty, and against the Director Defendants for violation of Section 14(a) of the Exchange Act. To date, the complaint has not been served. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.

Terwilliger v. Fitzpatrick, et al. – On April 29, 2026, Daniel Terwilliger filed a purported derivative complaint in the U.S. District Court for the Western District of North Carolina against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Michael Diamond, Michael Beland, Gary Ferrera, Daniel Rivera, Rebecca Fondell, Catherine Halligan, Rick Puckett, Michael Thompson, Neal Aronson, Jose Tomás, Damien Harmon, Chadwick Hume, Karen Stroup, and Peter Swinburn (together, the “Individual Defendants”). The Terwilliger complaint makes largely the same allegations as those in the City of Hollywood Complaint, and purports to state claims against the Individual Defendants for (i) violations of Section 20(a) of the Exchange Act; (ii) violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (iii) breach of fiduciary duties; (iv) unjust enrichment; (v) abuse of control; (vi) gross mismanagement; and (vii) waste of corporate assets. The Complaint also purports to assert claims against certain Individual Defendants for (i) violations under Section 14(a) of the Exchange Act; and (ii) contribution under Sections 10(b) and 21D of the Exchange Act. On May 5, 2026, the Company was served with the complaint. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
U.S. Car Wash Lease Guarantees
The Company guaranteed payment and performance obligations under certain real estate leases related to the U.S. Car Wash business, which it sold in April 2025. Certain of these guarantees (the “Guarantees”) remain in effect following the sale. If the primary lessee, the Buyer (as defined below in Note 18), fails to satisfy its obligations under an applicable lease, the Company may be required to make rent and other payments to the landlord pursuant to the applicable Guarantee. The average remaining initial lease term is approximately 15.5 years from December 27, 2025, and the current annual rent on these leases is approximately $39 million. As of December 27, 2025, the Company believes the likelihood that it would be responsible for the entirety of lease payments for the remainder of the lease terms under all of the Guarantees is remote and that its exposure under the Guarantees would be limited due to potential defenses, protections, and recourse, including requirements for landlords to mitigate damages and contractual indemnification rights.

Other than the matters described above, there are no current proceedings or litigation matters involving the Company or its property that the Company believes would have a material adverse effect on the Company’s consolidated financial position or cash flows as of December 27, 2025, although they could have a material adverse effect on the Company’s operating results for a particular reporting period.
Note 18—Discontinued Operations
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
In April 2025, the Company received net cash proceeds of $252 million and consummated the Seller Note. A net gain of $36 million was recognized on sale of the business, which included $11 million of income tax expense, $5 million of transaction costs, and $4 million of working capital adjustments paid to the Buyer in the first quarter of fiscal year 2026. In July 2025, the Company sold the Seller Note for $113 million. Net proceeds were utilized to repay the outstanding balance of $46 million on the Term Loan Facility and $65 million on the Revolving Credit Facility.
This divestiture qualified as discontinued operations as of February 24, 2025 as it represented a strategic shift relating to the Company’s car wash footprint and services offered within the U.S. and has a major effect on the consolidated results of operations. Accordingly, the results of operations for the U.S. Car Wash disposal group and certain transaction related costs have been classified as discontinued operations within the consolidated statements of operations. Results outlined below were historically reflected within the Car Wash Segment within the previously filed financial statements, prior to the Company resegmenting in the current year.
In conjunction with the sale of the U.S. Car Wash business, the Company entered into a Transition Services Agreement (“TSA”) to provide certain support services for up to 12 months or less from the closing date of the sale. These services include, among others, accounting, information technology, treasury, human resources, and marketing services. The Company recognized a benefit of $1 million in selling, general, and administrative expenses during the year ended December 27, 2025 relating to the TSA. In addition, the Company entered into an Employee Services Leasing Agreement (“ESLA”) outlining certain U.S. Car Wash operational employees may be leased from the date of sale through December 31, 2025. Costs associated with the ESLA were reimbursed by the Buyer. The Company recognized a benefit of $4 million in selling, general, and administrative expenses during the year ended December 27, 2025 relating to services associated with the ESLA.

Financial Information of Discontinued Operations
The following table summarizes the results of operations of the U.S. Car Wash business that are being reported as discontinued operations within the consolidated statements of operations:

	Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
Net revenue:
Company-operated store sales	$101,840	$363,795	$380,020
Supply and other revenue	165	181	31
Total net revenue	102,005	363,976	380,051
Operating expenses:
Company-operated store expenses	83,918	283,508	290,311
Supply and other expenses	704	151	102
Selling, general, and administrative expenses	29,437	54,811	57,447
Depreciation and amortization	2,226	47,839	48,455
Goodwill impairment	—	—	850,970
Asset impairment charges and lease terminations	476	332,447	8,871
Total operating expenses	116,761	718,756	1,256,156
Operating loss	(14,756)	(354,780)	(876,105)
Other expenses, net:
Interest expense, net	7	—	120
Foreign currency transaction loss, net	—	—	86
Loss before taxes from discontinued operations	(14,763)	(354,780)	(876,311)
Income tax benefit	(5,207)	(61,779)	(131,325)
Net loss from discontinued operations	$(9,556)	$(293,001)	$(744,986)

The following table summarizes the U.S. Car Wash business assets and liabilities classified as discontinued operations within the consolidated balance sheets:

(in thousands)	December 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$—	$20,381
Accounts and notes receivable, net	—	1,955
Inventory	—	988
Prepaid and other assets	—	3,843
Assets held for sale	—	55,207
Total current assets of discontinued operations	—	82,374
Other assets	—	3,126
Property and equipment, net	—	312,663
Operating lease right-of-use assets	—	841,690
Total assets of discontinued operations	$—	$1,239,853
Liabilities
Current liabilities:
Accounts payable	$—	$9,417
Accrued expenses and other liabilities	—	60,068
Current portion of long-term debt	—	955
Total current liabilities of discontinued operations	—	70,440
Long-term debt	—	4,047
Operating lease liabilities	—	804,618
Long-term accrued expenses and other liabilities	—	7,314
Total liabilities of discontinued operations	$—	$886,419
Assets held for sale in the table above represent properties purchased by the Buyer that were initially marketed separately from the sale of the U.S. Car Wash business.
The cash flows related to discontinued operations have not been segregated and are included within the consolidated statements of cash flows. The following table presents cash flow and non-cash information related to the U.S. Car Wash business:

	Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
Depreciation and amortization	$2,226	$47,839	48,455
Capital expenditures	4,657	39,217	117,872
Loss on sale and disposal of assets	7,634	6,735	14,109
Goodwill impairment	—	—	850,970
Asset impairment	476	332,447	8,871
International Car Wash Divestiture
On November 27, 2025, the Company entered into a definitive agreement to sell its ICW business to Neptune Acquisition Bidco Limited. On January 27, 2026, the Company completed the sale of ICW for an aggregate purchase price of €411 million or $490 million.
This divestiture qualified as discontinued operations as of November 27, 2025 as it represented a strategic shift relating to the Company’s car wash footprint and services offered outside of the U.S. and has a major effect on the consolidated results of operations. Accordingly, the results of operations for the ICW disposal group and certain transaction related costs have been classified as discontinued operations within the consolidated statements of operations. Results outlined below were historically reflected within the Car Wash Segment within the previously filed financial statements.

Financial Information of Discontinued Operations
The following table summarizes the results of operations of the ICW business that are being reported as discontinued operations within the consolidated statements of operations:

	Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
Net revenue:
Independently-operated store sales	$239,369	$212,396	$196,395
Supply and other revenue	6,927	6,503	5,962
Total net revenue	246,296	218,899	202,357
Operating expenses:
Independently-operated store expenses	135,648	121,319	109,182
Supply and other expenses	3,476	3,574	3,749
Selling, general, and administrative expenses	49,328	35,125	36,483
Depreciation and amortization	50,348	54,581	49,825
Goodwill impairment	27,981	—	—
Asset impairment charges and lease terminations	336	257	213
Total operating expenses	267,117	214,856	199,452
Operating (loss) income	(20,821)	4,043	2,905
Other expenses, net:
Interest expense, net	778	845	695
(Loss) income before taxes from discontinued operations	(21,599)	3,198	2,210
Income tax (benefit) expense	(3,492)	8,196	9,373
Net loss from discontinued operations	$(18,107)	$(4,998)	$(7,163)

The following tables summarizes the ICW business assets and liabilities classified as discontinued operations within the consolidated balance sheets:

(in thousands)	December 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$29,744	$17,991
Accounts and notes receivable, net	5,386	4,944
Inventory	10,048	10,639
Prepaid and other assets	15,273	12,284
Income tax receivable	1,542	2,481
Total current assets of discontinued operations	61,993	48,339
Property and equipment, net	309,440	304,601
Operating lease right-of-use assets	121,901	117,087
Intangibles, net	34,205	31,102
Goodwill	204,442	197,526
Deferred tax assets	1,502	1,183
Total assets of discontinued operations	$733,483	$699,838
Liabilities
Current liabilities:
Accounts payable	$10,047	$7,003
Accrued expenses and other liabilities	43,675	35,592
Income tax payable	19,954	1,270
Current portion of long-term debt	119	48
Total current liabilities of discontinued operations	73,795	43,913
Long-term debt	—	98
Deferred tax liabilities	44,479	51,324
Operating lease liabilities	101,909	98,618
Long-term accrued expenses and other liabilities	19,231	18,096
Total liabilities of discontinued operations	$239,414	$212,049
The cash flows related to discontinued operations have not been segregated and are included within the consolidated statements of cash flows. The following table presents cash flow and non-cash information related to the ICW business:

	Year Ended
(in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
Depreciation and amortization	$50,348	$54,581	$49,825
Capital expenditures	25,361	43,741	58,949
Loss on sale and disposal of assets	438	1,350	1,683
Goodwill impairment	27,981	—	—
Asset impairment	336	257	213
Note 19— Restatement and Recast of Quarterly Financial Information (Unaudited)
Quarterly Financial Information
The following tables set forth selected unaudited quarterly financial information for fiscal years 2025 and 2024. This unaudited quarterly financial information has been corrected for errors described in Note 3 and recast to remove the effect of discontinued operations. See below and Note 18 for more information regarding discontinued operations. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of the Company, contains all adjustments necessary for a fair statement thereof. Net income (loss) per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income (loss) per share amounts may not equal the per share amount reported for the year.

	2025
	Q1	Q2	Q3	Q4
(in thousands)	As Restated and Recast	As Restated and Recast	As Restated and Recast
Net revenues	$447,612	$475,213	$479,511	$460,102
Operating expenses	392,855	428,164	428,404	381,905
Operating income	54,757	47,049	51,107	78,197
Net income from continuing operations	13,508	16,432	61,416	40,717
Gain (loss) on sale of discontinued operations, net of tax	—	38,948	—	(3,196)
Loss from discontinued operations, net of tax	(3,582)	(1,336)	(6,408)	(16,337)
Net income	$9,926	$54,044	$55,008	$21,184
Net diluted earnings per share from continuing operations	$0.08	$0.10	$0.37	$0.25
Net diluted (loss) earnings per share from discontinued operations	(0.02)	0.23	(0.04)	(0.12)
Net diluted earnings per share	$0.06	$0.33	$0.33	$0.13

	2024
	Q1	Q2	Q3	Q4
(in thousands)	As Restated and Recast	As Restated and Recast	As Restated and Recast	As Restated and Recast
Net revenues	$425,431	$454,524	$445,315	$427,206
Operating expenses	361,949	382,171	397,126	411,411
Operating income	63,482	72,353	48,189	15,795
Net income (loss) from continuing operations	9,580	22,590	(11,363)	(20,261)
Loss from discontinued operations, net of tax	(3,640)	(964)	(6,843)	(286,552)
Net income (loss)	$5,940	$21,626	$(18,206)	$(306,813)
Net diluted earnings (loss) per share from continuing operations	$0.06	$0.14	$(0.07)	$(0.13)
Net diluted loss per share from discontinued operations	(0.02)	(0.01)	(0.04)	(1.79)
Net diluted earnings (loss) per share	$0.04	$0.13	$(0.11)	$(1.92)
Restatement and Recast of Previously Issued Unaudited Condensed Consolidated Financial Statements
The Company has restated herein the previously issued unaudited consolidated statements of operations, consolidated statements of other comprehensive income (loss), consolidated balance sheets, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for each interim period within fiscal years 2025 and 2024. Comparative amounts presented in the 2026 Quarterly Reports on Form 10-Q will retrospectively reflect the restatement and recast financial information.
The Company has presented below a reconciliation from the previously reported to the restated amounts for the interim periods during fiscal years 2025 and 2024. The amounts labeled “As Previously Reported” were derived from the Quarterly Reports on Form 10-Q. As discussed in Note 18, on February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business. On April 10, 2025, the Company completed the sale. The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and therefore previously reported amounts on the consolidated statements of operations, supplemental cash flow information within the consolidated statements of cash flows and consolidated balance sheets for all periods in 2024 as well as the first quarter in 2025 presented below already reflect the impacts of the sale of U.S. Car Wash as a discontinued operation.

As further discussed in Note 18, on January 27, 2026, the Company completed the sale of ICW. The net assets and operations of the ICW disposal group met the criteria to be classified as discontinued operations beginning in the fourth quarter of 2025. As the ICW business was not previously presented as discontinued operations in the quarterly consolidated financial statements, the effects of the restatement and the recast of the ICW business as discontinued operations on the condensed consolidated financial statements are reflected in the tables below.
Additionally, the following tables present the restatement adjustments discussed in Note 3 to previously issued consolidated financial statements and previously reported condensed consolidated financial statements for the interim periods during the years ended December 27, 2025 and December 28, 2024.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 29, 2025
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$44,710	$—	$44,710	$—	$44,710
Company-operated store sales	314,131	—	314,131	—	314,131
Independently-operated store sales	66,640	—	66,640	(66,640)	—
Advertising contributions	25,325	—	25,325	—	25,325
Supply and other revenue	65,357	(525)	64,832	(1,386)	63,446
Total net revenue	516,163	(525)	515,638	(68,026)	447,612
Operating expenses:
Company-operated store expenses	181,866	5,257	187,123	—	187,123
Independently-operated store expenses	36,475	12	36,487	(36,487)	—
Advertising expenses	25,325	—	25,325	—	25,325
Supply and other expenses	35,028	1,324	36,352	(915)	35,437
Selling, general, and administrative expenses	143,052	(10,199)	132,853	(8,194)	124,659
Depreciation and amortization	33,152	389	33,541	(13,230)	20,311
Total operating expenses	454,898	(3,217)	451,681	(58,826)	392,855
Operating income (loss)	61,265	2,692	63,957	(9,200)	54,757
Other expenses, net:
Interest expense, net	36,534	(128)	36,406	(140)	36,266
Foreign currency transaction loss (gain), net	210	(681)	(471)	—	(471)
Other expenses, net	36,744	(809)	35,935	(140)	35,795
Income (loss) before taxes from continuing operations	24,521	3,501	28,022	(9,060)	18,962
Income tax expense	7,031	992	8,023	(2,569)	5,454
Net income (loss) from continuing operations	$17,490	$2,509	$19,999	$(6,491)	$13,508
Net (loss) income from discontinued operations, net of tax	(11,984)	1,911	(10,073)	6,491	(3,582)
Net income	$5,506	$4,420	$9,926	$—	$9,926

Basic earnings (loss) per share:
Continuing Operations	$0.11	$0.01	$0.12	$(0.04)	$0.08
Discontinued Operations	(0.07)	0.01	(0.06)	0.04	(0.02)
Net basic earnings per share	$0.04	$0.02	$0.06	$—	$0.06

Diluted earnings (loss) per share:
Continuing Operations	$0.11	$0.01	$0.12	$(0.04)	$0.08
Discontinued Operations	(0.07)	0.01	(0.06)	0.04	(0.02)
Net diluted earnings per share	$0.04	$0.02	$0.06	$—	$0.06

Weighted average shares outstanding
Basic	160,568	—	160,568	—	160,568
Diluted	161,818	—	161,818	—	161,818

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 29, 2025
	As Previously Reported	Restatement Impacts	As Restated
(in thousands)
Net income	$5,506	$4,420	$9,926
Other comprehensive income (loss):
Foreign currency translation adjustments	20,758	(2,746)	18,012
Unrealized loss from cash flow hedges, net of tax	(94)	(440)	(534)
Actuarial gain of defined pension plan, net of tax	5	—	5
Other comprehensive income (loss), net	20,669	(3,186)	17,483
Total comprehensive income	26,175	1,234	27,409
Comprehensive income attributable to non-controlling interests	—	—	—
Comprehensive income attributable to Driven Brands Holdings Inc.	$26,175	$1,234	$27,409

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 29, 2025
(in thousands, except share and per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Assets
Current assets:
Cash and cash equivalents	$152,042	$(30,329)	$121,713	$(26,200)	$95,513
Restricted cash	332	—	332	—	332
Accounts and notes receivable, net	201,217	(34,173)	167,044	(4,426)	162,618
Inventory	63,829	(4,787)	59,042	(10,390)	48,652
Prepaid and other assets	47,771	(4,318)	43,453	(13,922)	29,531
Income tax receivable	12,917	17,613	30,530	(2,715)	27,815
Advertising fund assets, restricted	55,140	(1,367)	53,773	—	53,773
Assets held for sale	70,691	1,475	72,166	—	72,166
Current assets of discontinued operations	67,442	(3,736)	63,706	57,653	121,359
Total current assets	671,381	(59,622)	611,759	—	611,759
Other assets	127,278	(6,393)	120,885	—	120,885
Property and equipment, net	734,511	13,726	748,237	(304,592)	443,645
Operating lease right-of-use assets	535,242	42,762	578,004	(122,455)	455,549
Deferred commissions	7,315	—	7,315	—	7,315
Intangibles, net	662,417	—	662,417	(31,859)	630,558
Goodwill	1,413,298	—	1,413,298	(206,906)	1,206,392
Deferred tax assets	8,363	1,774	10,137	(1,196)	8,941
Non-current assets of discontinued operations	1,141,846	(1,073)	1,140,773	667,008	1,807,781
Total assets	$5,301,651	$(8,826)	$5,292,825	$—	$5,292,825
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$110,377	$9,473	$119,850	$(7,579)	$112,271
Accrued expenses and other liabilities	201,955	(2,233)	199,722	(44,399)	155,323
Income tax payable	1,518	(132)	1,386	(4,595)	(3,209)
Current portion of long-term debt	32,234	1,587	33,821	(50)	33,771
Tax receivable agreement payable	22,674	—	22,674	—	22,674
Advertising fund liabilities	24,058	3,966	28,024	—	28,024
Current liabilities of discontinued operations	64,490	7,704	72,194	56,623	128,817
Total current liabilities	457,306	20,365	477,671	—	477,671
Long-term debt	2,616,272	2,310	2,618,582	(86)	2,618,496
Deferred tax liabilities	94,165	(1,051)	93,114	(60,326)	32,788
Operating lease liabilities	505,980	42,918	548,898	(103,259)	445,639
Tax receivable agreement payable	110,907	(338)	110,569	—	110,569
Deferred revenue	31,060	808	31,868	—	31,868
Long-term accrued expenses and other liabilities	19,867	—	19,867	(18,271)	1,596
Non-current liabilities of discontinued operations	822,851	(12,030)	810,821	181,942	992,763
Total liabilities	4,658,408	52,982	4,711,390	—	4,711,390
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—	—	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,274,617 shares outstanding	1,643	—	1,643	—	1,643
Additional paid-in capital	1,709,580	8,244	1,717,824	—	1,717,824
Accumulated deficit	(997,077)	(86,367)	(1,083,444)	—	(1,083,444)
Accumulated other comprehensive (loss) income	(70,903)	16,315	(54,588)	—	(54,588)
Total shareholders’ equity	643,243	(61,808)	581,435	—	581,435
Total liabilities and shareholders' equity	$5,301,651	$(8,826)	$5,292,825	$—	$5,292,825

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 29, 2025
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,842,248	$1,638	—	$—	163,842,248	$1,638
Stock issued relating to Employee Stock Purchase Plan	44,693	1	—	—	44,693	1
Shares issued for exercise/vesting of share-based compensation awards	393,284	4	—	—	393,284	4
Forfeiture of restricted stock awards	(5,608)	—	—	—	(5,608)	—
Balance at end of period	164,274,617	$1,643	—	$—	164,274,617	$1,643
Additional paid-in capital
Balance at beginning of period		$1,699,851		$7,722		$1,707,573
Share-based compensation expense		11,788		522		12,310
Stock issued relating to Employee Stock Purchase Plan		523		—		523
Tax obligations for share-based compensation		(2,582)		—		(2,582)
Balance at end of period		$1,709,580		$8,244		$1,717,824
Accumulated deficit
Balance at beginning of period		$(1,002,583)		$(90,787)		$(1,093,370)
Net income		5,506		4,420		9,926
Balance at end of period		$(997,077)		$(86,367)		$(1,083,444)
Accumulated other comprehensive loss
Balance at beginning of period		$(91,572)		$19,501		$(72,071)
Other comprehensive income (loss)		20,669		(3,186)		17,483
Balance at end of period		$(70,903)		$16,315		$(54,588)
Total shareholders’ equity		$643,243		$(61,808)		$581,435

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 29, 2025
(in thousands)	As Previously Reported	Restatement Impacts	As Restated
Net income	$5,506	$4,420	$9,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,355	389	35,744
Share-based compensation expense	11,788	522	12,310
Gain on foreign denominated transactions	(132)	(241)	(373)
Loss (gain) on foreign currency derivatives	342	(440)	(98)
Loss (gain) on sale and disposal of businesses, fixed assets, and sale leaseback transactions	12,933	(6,382)	6,551
Reclassification of interest rate hedge to income	(514)	—	(514)
Bad debt expense	4,510	(28)	4,482
Asset impairment charges and lease terminations	5,813	4,169	9,982
Amortization of deferred financing costs and bond discounts	3,089	—	3,089
Amortization of cloud computing	1,881	—	1,881
Provision for deferred income taxes	4,540	1,632	6,172
Other, net	(6,985)	(4,120)	(11,105)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(26,449)	(976)	(27,425)
Inventory	3,310	(2,224)	1,086
Prepaid and other assets	(5,079)	1,323	(3,756)
Advertising fund assets and liabilities, restricted	(4,091)	—	(4,091)
Other assets	(2,584)	2,534	(50)
Deferred commissions	69	—	69
Deferred revenue	(255)	230	(25)
Accounts payable	20,847	2,125	22,972
Accrued expenses and other liabilities	18,122	(1,704)	16,418
Income tax receivable	(6,885)	(26)	(6,911)
Cash provided by operating activities	75,131	1,203	76,334
Cash flows from investing activities:
Capital expenditures	(56,227)	(11,537)	(67,764)
Proceeds from sale leaseback transactions	8,696	—	8,696
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	3,519	8,813	12,332
Cash used in investing activities	(44,012)	(2,724)	(46,736)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(1,414)	—	(1,414)
Repayment of long-term debt	(32,418)	—	(32,418)
Proceeds from revolving lines of credit and short-term debt	33,000	—	33,000
Repayment of revolving lines of credit and short-term debt	(43,000)	—	(43,000)
Repayment of principal portion of finance lease liability	(1,353)	(664)	(2,017)
Tax obligations for share-based compensation	(2,582)	—	(2,582)
Cash used in financing activities	(47,767)	(664)	(48,431)
Effect of exchange rate changes on cash	1,549	—	1,549
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(15,099)	(2,185)	(17,284)
Cash and cash equivalents, beginning of period	169,954	(28,144)	141,810
Cash included in advertising fund assets, restricted, beginning of period	38,930	—	38,930
Restricted cash, beginning of period	358	—	358
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	209,242	(28,144)	181,098
Cash and cash equivalents, end of period	155,584	(30,329)	125,255

Cash included in advertising fund assets, restricted, end of period	38,227	—	38,227
Restricted cash, end of period	332	—	332
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$194,143	$(30,329)	$163,814

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	8,092	2,168	10,260

Supplemental cash flow disclosures - US Car Wash:
Depreciation and amortization	2,203	—	2,203
Capital expenditures	2,948	1,709	4,657
Loss on sale or disposal of assets	7,535	—	7,535
Asset impairment	553	(77)	476

Supplemental cash flow disclosures - International Car Wash:
Depreciation and amortization	13,230	—	13,230
Capital expenditures	8,185	—	8,185
Gain on sale or disposal of assets	(306)	—	(306)
Asset impairment	65	—	65

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 30, 2024
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$45,045	$—	$45,045	$—	$45,045
Company-operated store sales	284,229	(269)	283,960	—	283,960
Independently-operated store sales	53,047	—	53,047	(53,047)	—
Advertising contributions	24,070	—	24,070	—	24,070
Supply and other revenue	75,601	(1,804)	73,797	(1,441)	72,356
Total net revenue	481,992	(2,073)	479,919	(54,488)	$425,431
Operating expenses:
Company-operated store expenses	169,342	(6,145)	163,197	—	163,197
Independently-operated store expenses	29,355	—	29,355	(29,355)	—
Advertising expenses	24,070	294	24,364	—	24,364
Supply and other expenses	36,216	6,686	42,902	(985)	41,917
Selling, general, and administrative expenses	123,811	(718)	123,093	(8,911)	114,182
Depreciation and amortization	31,116	175	31,291	(13,002)	18,289
Total operating expenses	413,910	292	414,202	(52,253)	361,949
Operating income	68,082	(2,365)	65,717	(2,235)	63,482
Other expenses, net:
Interest expense, net	43,751	(556)	43,195	(137)	43,058
Foreign currency transaction loss, net	4,321	133	4,454	—	4,454
Other expenses, net	48,072	(423)	47,649	(137)	47,512
Income (loss) before taxes from continuing operations	20,010	(1,942)	18,068	(2,098)	15,970
Income tax expense (benefit)	8,458	(722)	7,736	(1,346)	6,390
Net income (loss) from continuing operations	$11,552	$(1,220)	$10,332	$(752)	$9,580
Net (loss) income from discontinued operations, net of tax	(7,291)	2,899	(4,392)	752	(3,640)
Net income	$4,261	$1,679	$5,940	$—	$5,940

Basic earnings (loss) per share:
Continuing Operations	$0.07	$(0.01)	$0.06	$—	$0.06
Discontinued Operations	(0.04)	0.02	(0.02)	—	(0.02)
Net basic earnings per share	$0.03	$0.01	$0.04	$—	$0.04

Diluted earnings (loss) per share:
Continuing Operations	$0.07	$(0.01)	$0.06	$—	$0.06
Discontinued Operations	(0.05)	0.03	(0.02)	—	(0.02)
Net diluted earnings per share	$0.02	$0.02	$0.04	$—	$0.04

Weighted average shares outstanding
Basic	159,631	—	159,631	—	159,631
Diluted	160,604	—	160,604	—	160,604

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 30, 2024
	As Previously Reported	Restatement Impacts	As Restated
(in thousands)
Net income	$4,261	$1,679	$5,940
Other comprehensive income (loss):
Foreign currency translation adjustments	(15,907)	—	(15,907)
Unrealized loss (gain) from cash flow hedges, net of tax	(617)	133	(484)
Actuarial loss of defined pension plan, net of tax	(8)	—	(8)
Other comprehensive (loss) income, net	(16,532)	133	(16,399)
Total comprehensive (loss) income	(12,271)	1,812	(10,459)
Comprehensive income attributable to non-controlling interests	—	—	—
Comprehensive (loss) income attributable to Driven Brands Holdings Inc.	$(12,271)	$1,812	$(10,459)

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 30, 2024
(in thousands, except share and per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Assets
Current assets:
Cash and cash equivalents	$165,513	$(21,431)	$144,082	$(38,249)	$105,833
Restricted cash	657	—	657	—	657
Accounts and notes receivable, net	165,992	(24,438)	141,554	(6,001)	135,553
Inventory	82,875	(12,229)	70,646	(16,570)	54,076
Prepaid and other assets	49,901	(1,412)	48,489	(23,629)	24,860
Income tax receivable	7,337	1,387	8,724	(2,756)	5,968
Advertising fund assets, restricted	52,711	(168)	52,543	—	52,543
Assets held for sale	290,818	—	290,818	(52,025)	238,793
Current assets of discontinued operations	—	—	—	139,230	139,230
Total current assets	815,804	(58,291)	757,513	—	757,513
Other assets	90,175	(1,351)	88,824	(3,684)	85,140
Property and equipment, net	1,425,882	(3,940)	1,421,942	(1,033,819)	388,123
Operating lease right-of-use assets	1,383,400	15,036	1,398,436	(962,956)	435,480
Deferred commissions	6,643	—	6,643	—	6,643
Intangibles, net	729,354	—	729,354	(35,017)	694,337
Goodwill	1,435,618	—	1,435,618	(195,870)	1,239,748
Deferred tax assets	3,453	510	3,963	—	3,963
Non-current assets of discontinued operations	—	—	—	2,231,346	2,231,346
Total assets	$5,890,329	$(48,036)	$5,842,293	$—	$5,842,293
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$82,843	$17,670	$100,513	$(15,202)	$85,311
Accrued expenses and other liabilities	246,522	6,027	252,549	(85,977)	166,572
Income tax payable	2,022	—	2,022	—	2,022
Current portion of long-term debt	33,020	808	33,828	(1,196)	32,632
Tax receivable agreement payable	41,437	(3,080)	38,357	—	38,357
Advertising fund liabilities	33,208	5,370	38,578	—	38,578
Current liabilities of discontinued operations	—	—	—	102,375	102,375
Total current liabilities	439,052	26,795	465,847	—	465,847
Long-term debt	2,905,033	1,712	2,906,745	(4,219)	2,902,526
Deferred tax liabilities	149,931	(14,223)	135,708	(56,813)	78,895
Operating lease liabilities	1,319,936	14,979	1,334,915	(895,082)	439,833
Tax receivable agreement payable	108,215	—	108,215	—	108,215
Deferred revenue	32,159	579	32,738	—	32,738
Long-term accrued expenses and other liabilities	29,187	—	29,187	(25,869)	3,318
Non-current liabilities of discontinued operations	—	—	—	981,983	981,983
Total liabilities	4,983,513	29,842	5,013,355	—	5,013,355
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—	—	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,531,712 shares outstanding	1,641	—	1,641	—	1,641
Additional paid-in capital	1,664,764	4,152	1,668,916	—	1,668,916
Accumulated deficit	(705,826)	(84,151)	(789,977)	—	(789,977)
Accumulated other comprehensive (loss) income	(54,407)	2,121	(52,286)	—	(52,286)
Total shareholders’ equity	906,172	(77,878)	828,294	—	828,294
Non-controlling interests	644	—	644	—	644
Total liabilities and shareholders' equity	$5,890,329	$(48,036)	$5,842,293	$—	$5,842,293

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 30, 2024
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,965,231	$1,640	—	$—	163,965,231	$1,640
Stock issued relating to Employee Stock Purchase Plan	43,764	—	—	—	43,764	—
Shares issued for exercise/vesting of share-based compensation awards	170,172	2	—	—	170,172	2
Forfeiture of restricted stock awards	(99,586)	(1)	—	—	(99,586)	(1)
Balance at end of period	164,079,581	$1,641	—	$—	164,079,581	$1,641
Additional paid-in capital
Balance at beginning of period		$1,652,401		$3,765		$1,656,166
Share-based compensation expense		11,861		387		12,248
Stock issued relating to Employee Stock Purchase Plan		502		—		502
Balance at end of period		$1,664,764		$4,152		$1,668,916
Accumulated deficit
Balance at beginning of period		$(710,087)		$(85,830)		$(795,917)
Net income		4,261		1,679		5,940
Balance at end of period		$(705,826)		$(84,151)		$(789,977)
Accumulated other comprehensive loss
Balance at beginning of period		$(37,875)		$1,988		$(35,887)
Other comprehensive (loss) income		(16,532)		133		(16,399)
Balance at end of period		$(54,407)		$2,121		$(52,286)
Non-controlling interests
Balance at beginning of period		$644		$—		$644
Balance at end of period		$644		$—		$644
Total shareholders’ equity		$906,816		$(77,878)		$828,938

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 30, 2024
(in thousands)	As Previously Reported	Restatement Impacts	As Restated
Net income	$4,261	$1,679	$5,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,229	175	43,404
Share-based compensation expense	11,861	387	12,248
Loss on foreign denominated transactions	7,574	—	7,574
(Gain) loss on foreign currency derivatives	(3,253)	133	(3,120)
Gain on sale and disposal of businesses, fixed assets, and sale-leaseback transactions	(12,913)	(4,050)	(16,963)
Reclassification of interest rate hedge to income	(519)	—	(519)
Bad debt expense	2,070	453	2,523
Asset impairment charges and lease terminations	19,326	—	19,326
Amortization of deferred financing costs and bond discounts	1,954	—	1,954
Amortization of cloud computing	1,345	598	1,943
(Benefit) provision for deferred income taxes	(2,807)	48	(2,759)
Other, net	10,669	(1,581)	9,088
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(17,351)	870	(16,481)
Inventory	(1,005)	268	(737)
Prepaid and other assets	(4,270)	(507)	(4,777)
Advertising fund assets and liabilities, restricted	7,650	—	7,650
Other assets	(33,300)	—	(33,300)
Deferred commissions	(331)	—	(331)
Deferred revenue	1,659	448	2,107
Accounts payable	14,165	5,484	19,649
Accrued expenses and other liabilities	6,293	(6,157)	136
Income tax receivable	3,976	1,077	5,053
Cash provided by (used in) operating activities	60,283	(675)	59,608
Cash flows from investing activities:
Capital expenditures	(89,483)	—	(89,483)
Cash used in business acquisitions, net of cash acquired	(2,024)	—	(2,024)
Proceeds from sale-leaseback transactions	4,550	—	4,550
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	52,677	—	52,677
Cash used in investing activities	(34,280)	—	(34,280)
Cash flows from financing activities:
Repayment of long-term debt	(7,616)	—	(7,616)
Proceeds from revolving lines of credit and short-term debt	46,000	—	46,000
Repayment of revolving lines of credit and short-term debt	(46,000)	—	(46,000)
Repayment of principal portion of finance lease liability	(886)	(146)	(1,032)
Payment of Tax Receivable Agreement	(24,718)	—	(24,718)
Cash used in financing activities	(33,220)	(146)	(33,366)
Effect of exchange rate changes on cash	1,133	—	1,133
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(6,084)	(821)	(6,905)
Cash and cash equivalents, beginning of period	176,522	(20,610)	155,912
Cash included in advertising fund assets, restricted, beginning of period	38,537	—	38,537
Restricted cash, beginning of period	657	—	657
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	215,716	(20,610)	195,106
Cash and cash equivalents, end of period	165,513	(21,431)	144,082

Cash included in advertising fund assets, restricted, end of period	43,462	—	43,462
Restricted cash, end of period	657	—	657
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$209,632	$(21,431)	$188,201

Supplemental cash flow disclosures - US Car Wash:
Depreciation and amortization	12,113	—	12,113
Capital expenditures	16,838	6,849	23,687
Loss (gain) on sale or disposal of assets	270	(3,715)	(3,445)
Asset impairment	2,584	—	2,584

Supplemental cash flow disclosures - International Car Wash:
Depreciation and amortization	13,002	—	13,002
Capital expenditures	12,431	—	12,431
Loss on sale or disposal of assets	320	—	320
Asset impairment	66	—	66

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 28, 2025
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$49,180	$—	$49,180	$—	$49,180
Company-operated store sales	333,280	—	333,280	—	333,280
Independently-operated store sales	71,791	—	71,791	(71,791)	—
Advertising contributions	27,041	—	27,041	—	27,041
Supply and other revenue	69,696	(2,405)	67,291	(1,579)	65,712
Total net revenue	550,988	(2,405)	548,583	(73,370)	475,213
Operating expenses:
Company-operated store expenses	190,396	1,926	192,322	—	192,322
Independently-operated store expenses	38,060	3	38,063	(38,063)	—
Advertising expenses	27,040	—	27,040	—	27,040
Supply and other expenses	39,359	797	40,156	(1,003)	39,153
Selling, general, and administrative expenses	183,118	(21,443)	161,675	(11,155)	150,520
Depreciation and amortization	34,903	411	35,314	(16,185)	19,129
Total operating expenses	512,876	(18,306)	494,570	(66,406)	428,164
Operating income	38,112	15,901	54,013	(6,964)	47,049
Other expenses, net:
Interest expense, net	31,359	(89)	31,270	(124)	31,146
Foreign currency transaction (gain) loss, net	(12,197)	3,538	(8,659)	—	(8,659)
Other expenses, net	19,162	3,449	22,611	(124)	22,487
Income before taxes from continuing operations	18,950	12,452	31,402	(6,840)	24,562
Income tax expense	7,141	4,450	11,591	(3,461)	8,130
Net income (loss) from continuing operations	$11,809	$8,002	$19,811	$(3,379)	$16,432
Gain on sale of discontinued operations, net of tax	37,367	1,581	38,948	—	38,948
Net (loss) income from discontinued operations, net of tax	(1,612)	(3,103)	(4,715)	3,379	(1,336)
Net income	$47,564	$6,480	$54,044	$—	$54,044

Basic earnings (loss) per share:
Continuing Operations	$0.07	$0.05	$0.12	$(0.02)	$0.10
Discontinued Operations	0.22	(0.01)	0.21	0.02	0.23
Net basic earnings per share	$0.29	$0.04	$0.33	$—	$0.33

Diluted earnings (loss) per share:
Continuing Operations	$0.07	$0.05	$0.12	$(0.02)	$0.10
Discontinued Operations	0.22	(0.01)	0.21	0.02	0.23
Net diluted earnings per share	$0.29	$0.04	$0.33	$—	$0.33

Weighted average shares outstanding
Basic	162,833	—	162,833	—	162,833
Diluted	164,150	—	164,150	—	164,150

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 28, 2025
	As Previously Reported	Restatement Impacts	As Restated
(in thousands)
Net income	$47,564	$6,480	$54,044
Other comprehensive income (loss):
Foreign currency translation adjustments	40,981	(1,438)	39,543
Unrealized loss (gain) from cash flow hedges, net of tax	351	(990)	(639)
Actuarial gain of defined pension plan, net of tax	11	—	11
Other comprehensive income (loss), net	41,343	(2,428)	38,915
Total comprehensive income	88,907	4,052	92,959
Comprehensive income attributable to non-controlling interests	—	—	—
Comprehensive income attributable to Driven Brands Holdings Inc.	$88,907	$4,052	$92,959

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 28, 2025
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$93,890	$—	$93,890	$—	$93,890
Company-operated store sales	647,411	—	647,411	—	647,411
Independently-operated store sales	138,431	—	138,431	(138,431)	—
Advertising contributions	52,366	—	52,366	—	52,366
Supply and other revenue	135,053	(2,930)	132,123	(2,965)	129,158
Total net revenue	1,067,151	(2,930)	1,064,221	(141,396)	922,825
Operating expenses:
Company-operated store expenses	372,262	7,183	379,445	—	379,445
Independently-operated store expenses	74,535	15	74,550	(74,550)	—
Advertising expenses	52,365	—	52,365	—	52,365
Supply and other expenses	74,387	2,121	76,508	(1,918)	74,590
Selling, general, and administrative expenses	326,170	(31,642)	294,528	(19,349)	275,179
Depreciation and amortization	68,055	800	68,855	(29,415)	39,440
Total operating expenses	967,774	(21,523)	946,251	(125,232)	821,019
Operating income	99,377	18,593	117,970	(16,164)	101,806
Other expenses, net:
Interest expense, net	67,893	(217)	67,676	(264)	67,412
Foreign currency transaction (gain) loss, net	(11,987)	2,857	(9,130)	—	(9,130)
Other expenses, net	55,906	2,640	58,546	(264)	58,282
Income before taxes from continuing operations	43,471	15,953	59,424	(15,900)	43,524
Income tax expense	14,172	5,442	19,614	(6,030)	13,584
Net income from continuing operations	$29,299	$10,511	$39,810	$(9,870)	$29,940
Gain on sale of discontinued operations, net of tax	37,367	1,581	38,948	—	38,948
Net loss (income) from discontinued operations, net of tax	(13,596)	(1,192)	(14,788)	9,870	(4,918)
Net income	$53,070	$10,900	$63,970	$—	$63,970

Basic earnings (loss) per share:
Continuing Operations	$0.18	$0.06	$0.24	$(0.06)	$0.18
Discontinued Operations	0.15	—	0.15	0.06	0.21
Net basic earnings per share	$0.33	$0.06	$0.39	$—	$0.39

Diluted earnings (loss) per share:
Continuing Operations	$0.18	$0.06	$0.24	$(0.06)	$0.18
Discontinued Operations	0.15	—	0.15	0.06	0.21
Net diluted earnings per share	$0.33	$0.06	$0.39	$—	$0.39

Weighted average shares outstanding
Basic	161,701	—	161,701	—	161,701
Diluted	162,984	—	162,984	—	162,984

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June 28, 2025
	As Previously Reported	Restatement Impacts	As Restated
(in thousands)
Net income	$53,070	$10,900	$63,970
Other comprehensive income (loss):
Foreign currency translation adjustments	61,739	(4,184)	57,555
Unrealized gain (loss) from cash flow hedges, net of tax	257	(1,430)	(1,173)
Actuarial gain of defined pension plan, net of tax	16	—	16
Other comprehensive income (loss), net	62,012	(5,614)	56,398
Total comprehensive income	115,082	5,286	120,368
Comprehensive income attributable to non-controlling interests	—	—	—
Comprehensive income attributable to Driven Brands Holdings Inc.	$115,082	$5,286	$120,368

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 28, 2025
(in thousands, except share and per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Assets
Current assets:
Cash and cash equivalents	$166,131	$(33,052)	$133,079	$(27,372)	$105,707
Restricted cash	334	—	334	—	334
Accounts and notes receivable, net	204,330	(22,822)	181,508	(4,890)	176,618
Inventory	67,165	(8,078)	59,087	(10,811)	48,276
Prepaid and other assets	45,481	(5,192)	40,289	(15,074)	25,215
Income tax receivable	11,279	17,613	28,892	(2,948)	25,944
Advertising fund assets, restricted	64,031	(1,367)	62,664	—	62,664
Assets held for sale	64,904	1,475	66,379	—	66,379
Seller note receivable	113,000	—	113,000	—	113,000
Current assets of discontinued operations	—	—	—	61,095	61,095
Total current assets	736,655	(51,423)	685,232	—	685,232
Other assets	104,685	38	104,723	—	104,723
Property and equipment, net	768,308	14,915	783,223	(317,101)	466,122
Operating lease right-of-use assets	553,128	54,098	607,226	(133,041)	474,185
Deferred commissions	7,549	—	7,549	—	7,549
Intangibles, net	662,907	—	662,907	(34,139)	628,768
Goodwill	1,441,595	—	1,441,595	(227,186)	1,214,409
Deferred tax assets	8,687	1,512	10,199	(1,242)	8,957
Non-current assets of discontinued operations	—	—	—	712,709	712,709
Total assets	$4,283,514	$19,140	$4,302,654	$—	$4,302,654
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$118,887	$12,679	$131,566	$(10,049)	$121,517
Accrued expenses and other liabilities	207,845	(68)	207,777	(48,005)	159,772
Income tax payable	5,281	(261)	5,020	(2,525)	2,495
Current portion of long-term debt	282,189	1,758	283,947	(155)	283,792
Tax receivable agreement payable	22,676	—	22,676	—	22,676
Advertising fund liabilities	24,200	3,966	28,166	—	28,166
Current liabilities of discontinued operations	—	—	—	60,734	60,734
Total current liabilities	661,078	18,074	679,152	—	679,152
Long-term debt	2,094,535	4,835	2,099,370	(435)	2,098,935
Deferred tax liabilities	96,994	6,187	103,181	(66,387)	36,794
Operating lease liabilities	525,597	54,040	579,637	(112,151)	467,486
Tax receivable agreement payable	110,907	(6,470)	104,437	—	104,437
Deferred revenue	30,162	808	30,970	—	30,970
Long-term accrued expenses and other liabilities	20,846	—	20,846	(19,676)	1,170
Non-current liabilities of discontinued operations	—	—	—	198,649	198,649
Total liabilities	3,540,119	77,474	3,617,593	—	3,617,593
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—	—	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,274,617 shares outstanding	1,643	—	1,643	—	1,643
Additional paid-in capital	1,720,825	7,666	1,728,491	—	1,728,491
Accumulated deficit	(949,513)	(79,887)	(1,029,400)	—	(1,029,400)
Accumulated other comprehensive (loss) income	(29,560)	13,887	(15,673)	—	(15,673)
Total shareholders’ equity	743,395	(58,334)	685,061	—	685,061
Total liabilities and shareholders' equity	$4,283,514	$19,140	$4,302,654	$—	$4,302,654

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 28, 2025
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	164,274,617	$1,643	—	$—	164,274,617	$1,643
Balance at end of period	164,274,617	$1,643	—	$—	164,274,617	$1,643
Additional paid-in capital
Balance at beginning of period		$1,709,580		$8,244		$1,717,824
Share-based compensation expense		11,290		(578)		10,712
Tax obligations for share-based compensation		(45)		—		(45)
Balance at end of period		$1,720,825		$7,666		$1,728,491
Accumulated deficit
Balance at beginning of period		$(997,077)		$(86,367)		$(1,083,444)
Net income		47,564		6,480		54,044
Balance at end of period		$(949,513)		$(79,887)		$(1,029,400)
Accumulated other comprehensive loss
Balance at beginning of period		$(70,903)		$16,315		$(54,588)
Other comprehensive income (loss)		41,343		(2,428)		38,915
Balance at end of period		$(29,560)		$13,887		$(15,673)
Total shareholders’ equity		$743,395		$(58,334)		$685,061

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 28, 2025
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,842,248	$1,638	—	$—	163,842,248	$1,638
Stock issued relating to Employee Stock Purchase Plan	44,693	1	—	—	44,693	1
Shares issued for exercise/vesting of share-based compensation awards	393,284	4	—	—	393,284	4
Forfeiture of restricted stock awards	(5,608)	$—	—	$—	(5,608)	$—
Balance at end of period	164,274,617	$1,643	—	$—	164,274,617	$1,643
Additional paid-in capital
Balance at beginning of period		$1,699,851		$7,722		$1,707,573
Share-based compensation expense		23,078		(56)		23,022
Stock issued relating to Employee Stock Purchase Plan		523		—		523
Tax obligations for share-based compensation		(2,627)		—		(2,627)
Balance at end of period		$1,720,825		$7,666		$1,728,491
Accumulated deficit
Balance at beginning of period		$(1,002,583)		$(90,787)		$(1,093,370)
Net income		53,070		10,900		63,970
Balance at end of period		$(949,513)		$(79,887)		$(1,029,400)
Accumulated other comprehensive loss
Balance at beginning of period		$(91,572)		$19,501		$(72,071)
Other comprehensive income (loss)		62,012		(5,614)		56,398
Balance at end of period		$(29,560)		$13,887		$(15,673)
Total shareholders’ equity		$743,395		$(58,334)		$685,061

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 28, 2025
(in thousands)	As Previously Reported	Restatement Impacts	As Restated
Net income	$53,070	$10,900	$63,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,281	800	71,081
Share-based compensation expense	23,078	(56)	23,022
(Gain) loss on foreign denominated transactions	(17,630)	4,287	(13,343)
Loss (gain) on foreign currency derivatives	5,643	(1,430)	4,213
Gain on sale and disposal of businesses, fixed assets, and sale leaseback transactions	(27,694)	(21,841)	(49,535)
Loss on fair value of seller note receivable	17,000	—	17,000
Reclassification of interest rate hedge to income	(1,033)	—	(1,033)
Bad debt expense	9,293	(22)	9,271
Asset impairment charges and lease terminations	18,460	6,115	24,575
Amortization of deferred financing costs and bond discounts	6,206	—	6,206
Amortization of cloud computing	9,136	(3,307)	5,829
Provision for deferred income taxes	2,215	9,132	11,347
Other, net	(3,631)	(1,372)	(5,003)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(40,742)	(3,553)	(44,295)
Inventory	773	1,067	1,840
Prepaid and other assets	(6,322)	3,160	(3,162)
Advertising fund assets and liabilities, restricted	(11,599)	—	(11,599)
Other assets	(104)	254	150
Deferred commissions	303	—	303
Deferred revenue	(1,164)	230	(934)
Accounts payable	28,707	1,167	29,874
Accrued expenses and other liabilities	22,661	(12,521)	10,140
Income tax receivable	(1,380)	2,066	686
Cash provided by (used in) operating activities	155,527	(4,924)	150,603
Cash flows from investing activities:
Capital expenditures	(127,622)	2,981	(124,641)
Cash used in business acquisitions, net of cash acquired	(6,034)	—	(6,034)
Proceeds from sale leaseback transactions	22,810	—	22,810
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	268,398	(2,265)	266,133
Cash provided by (used in) investing activities	157,552	716	158,268
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(1,414)	—	(1,414)
Repayment of long-term debt	(305,446)	—	(305,446)
Proceeds from revolving lines of credit and short-term debt	65,000	—	65,000
Repayment of revolving lines of credit and short-term debt	(75,000)	—	(75,000)
Repayment of principal portion of finance lease liability	(2,440)	(700)	(3,140)
Tax obligations for share-based compensation	(2,582)	—	(2,582)
Cash used in financing activities	(321,882)	(700)	(322,582)
Effect of exchange rate changes on cash	5,464	—	5,464
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(3,339)	(4,908)	(8,247)
Cash and cash equivalents, beginning of period	169,954	(28,144)	141,810
Cash included in advertising fund assets, restricted, beginning of period	38,930	—	38,930
Restricted cash, beginning of period	358	—	358
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	209,242	(28,144)	181,098

Cash and cash equivalents, end of period	166,131	(33,052)	133,079
Cash included in advertising fund assets, restricted, end of period	39,438	—	39,438
Restricted cash, end of period	334	—	334
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$205,903	$(33,052)	$172,851

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	6,418	(950)	5,468

Supplemental cash flow disclosures - US Car Wash:
Depreciation and amortization	2,226	—	2,226
Capital expenditures	2,948	1,709	4,657
Loss on sale or disposal of assets	7,634	—	7,634
Asset impairment	553	(77)	476

Supplemental cash flow disclosures - International Car Wash:
Depreciation and amortization	29,415	—	29,415
Capital expenditures	13,430	—	13,430
(Gain) on sale or disposal of assets	(199)	—	(199)
Asset impairment	133	—	133

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 29, 2024
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$50,029	$—	$50,029	$—	$50,029
Company-operated store sales	301,917	(1,182)	300,735	—	300,735
Independently-operated store sales	60,280	—	60,280	(60,280)	—
Advertising contributions	24,911	—	24,911	—	24,911
Supply and other revenue	81,659	(1,404)	80,255	(1,406)	78,849
Total net revenue	518,796	(2,586)	516,210	(61,686)	454,524
Operating expenses:
Company-operated store expenses	178,677	(7,696)	170,981	—	170,981
Independently-operated store expenses	31,956	—	31,956	(31,956)	—
Advertising expenses	24,911	294	25,205	—	25,205
Supply and other expenses	40,536	8,557	49,093	(907)	48,186
Selling, general, and administrative expenses	119,818	7,409	127,227	(9,282)	117,945
Depreciation and amortization	32,824	338	33,162	(13,308)	19,854
Total operating expenses	428,722	8,902	437,624	(55,453)	382,171
Operating income (loss)	90,074	(11,488)	78,586	(6,233)	72,353
Other expenses, net:
Interest expense, net	31,816	2,665	34,481	(137)	34,344
Foreign currency transaction loss, net	681	366	1,047	—	1,047
Other expenses, net	32,497	3,031	35,528	(137)	35,391
Income (loss) before taxes from continuing operations	57,577	(14,519)	43,058	(6,096)	36,962
Income tax expense (benefit)	20,360	(5,484)	14,876	(504)	14,372
Net income (loss) from continuing operations	$37,217	$(9,035)	$28,182	$(5,592)	$22,590
Net (loss) income from discontinued operations, net of tax	(7,058)	502	(6,556)	5,592	(964)
Net income (loss)	$30,159	$(8,533)	$21,626	$—	$21,626

Basic earnings (loss) per share:
Continuing Operations	$0.22	$(0.05)	$0.17	$(0.03)	$0.14
Discontinued Operations	(0.04)	—	(0.04)	0.03	(0.01)
Net basic earnings (loss) per share	$0.18	$(0.05)	$0.13	$—	$0.13

Diluted earnings (loss) per share:
Continuing Operations	$0.22	$(0.05)	$0.17	$(0.03)	$0.14
Discontinued Operations	(0.04)	—	(0.04)	0.03	(0.01)
Net diluted earnings (loss) per share	$0.18	$(0.05)	$0.13	$—	$0.13

Weighted average shares outstanding
Basic	159,795	—	159,795	—	159,795
Diluted	160,765	—	160,765	—	160,765

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 29, 2024
	As Previously Reported	Restatement Impacts	As Restated
(in thousands)
Net income (loss)	$30,159	$(8,533)	$21,626
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,676)	(2)	(2,678)
Unrealized (loss) gain from cash flow hedges, net of tax	(865)	366	(499)
Actuarial loss of defined pension plan, net of tax	(2)	—	(2)
Other comprehensive (loss) income, net	(3,543)	364	(3,179)
Total comprehensive income (loss)	26,616	(8,169)	18,447
Comprehensive income attributable to non-controlling interests	—	—	—
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$26,616	$(8,169)	$18,447

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 29, 2024
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$95,074	$—	$95,074	$—	$95,074
Company-operated store sales	586,146	(1,451)	584,695	—	584,695
Independently-operated store sales	113,327	—	113,327	(113,327)	—
Advertising contributions	48,981	—	48,981	—	48,981
Supply and other revenue	157,260	(3,208)	154,052	(2,847)	151,205
Total net revenue	1,000,788	(4,659)	996,129	(116,174)	879,955
Operating expenses:
Company-operated store expenses	348,019	(13,841)	334,178	—	334,178
Independently-operated store expenses	61,311	—	61,311	(61,311)	—
Advertising expenses	48,981	588	49,569	—	49,569
Supply and other expenses	76,752	15,243	91,995	(1,892)	90,103
Selling, general, and administrative expenses	243,629	6,691	250,320	(18,193)	232,127
Depreciation and amortization	63,940	513	64,453	(26,310)	38,143
Total operating expenses	842,632	9,194	851,826	(107,706)	744,120
Operating income (loss)	158,156	(13,853)	144,303	(8,468)	135,835
Other expenses, net:
Interest expense, net	75,567	2,109	77,676	(274)	77,402
Foreign currency transaction loss, net	5,002	499	5,501	—	5,501
Other expenses, net	80,569	2,608	83,177	(274)	82,903
Income (loss) before taxes from continuing operations	77,587	(16,461)	61,126	(8,194)	52,932
Income tax expense (benefit)	28,818	(6,206)	22,612	(1,850)	20,762
Net income (loss) from continuing operations	$48,769	$(10,255)	$38,514	$(6,344)	$32,170
Net (loss) income from discontinued operations, net of tax	(14,349)	3,401	(10,948)	6,344	(4,604)
Net income (loss)	$34,420	$(6,854)	$27,566	$—	$27,566

Basic earnings (loss) per share:
Continuing Operations	$0.30	$(0.06)	$0.24	$(0.04)	$0.20
Discontinued Operations	(0.09)	0.02	(0.07)	0.04	(0.03)
Net basic earnings per share	$0.21	$(0.04)	$0.17	$—	$0.17

Diluted earnings (loss) per share:
Continuing Operations	$0.30	$(0.06)	$0.24	$(0.04)	$0.20
Discontinued Operations	(0.09)	0.02	(0.07)	0.04	(0.03)
Net diluted earnings per share	$0.21	$(0.04)	$0.17	$—	$0.17

Weighted average shares outstanding
Basic	159,713	—	159,713	—	159,713
Diluted	160,683	—	160,683	—	160,683

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June 29, 2024
	As Previously Reported	Restatement Impacts	As Restated
(in thousands)
Net income (loss)	$34,420	$(6,854)	$27,566
Other comprehensive income (loss):
Foreign currency translation adjustments	(18,583)	(2)	(18,585)
Unrealized (loss) gain from cash flow hedges, net of tax	(1,482)	499	(983)
Actuarial loss of defined pension plan, net of tax	(10)	—	(10)
Other comprehensive (loss) income, net	(20,075)	497	(19,578)
Total comprehensive income (loss)	14,345	(6,357)	7,988
Comprehensive income attributable to non-controlling interests	—	—	—
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$14,345	$(6,357)	$7,988

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 29, 2024
(in thousands, except share and per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Assets
Current assets:
Cash and cash equivalents	$148,814	$(26,575)	$122,239	$(52,485)	$69,754
Restricted cash	4,414	—	4,414	—	4,414
Accounts and notes receivable, net	195,327	(26,391)	168,936	(6,263)	162,673
Inventory	70,527	(4,795)	65,732	(13,147)	52,585
Prepaid and other assets	44,426	(2,289)	42,137	(23,301)	18,836
Income tax receivable	13,893	1,286	15,179	(3,079)	12,100
Advertising fund assets, restricted	43,039	(462)	42,577	—	42,577
Assets held for sale	237,183	—	237,183	(53,539)	183,644
Current assets of discontinued operations	—	—	—	151,814	151,814
Total current assets	757,623	(59,226)	698,397	—	698,397
Other assets	103,746	(1,948)	101,798	(3,498)	98,300
Property and equipment, net	1,422,961	(2,337)	1,420,624	(1,017,900)	402,724
Operating lease right-of-use assets	1,378,264	19,490	1,397,754	(963,268)	434,486
Deferred commissions	6,740	—	6,740	—	6,740
Intangibles, net	721,691	—	721,691	(34,214)	687,477
Goodwill	1,431,555	—	1,431,555	(193,169)	1,238,386
Deferred tax assets	3,627	891	4,518	—	4,518
Non-current assets of discontinued operations	—	—	—	2,212,049	2,212,049
Total assets	$5,826,207	$(43,130)	$5,783,077	$—	$5,783,077
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$72,118	$30,644	$102,762	$(20,277)	$82,485
Accrued expenses and other liabilities	236,586	(282)	236,304	(96,912)	139,392
Income tax payable	2,053	—	2,053	—	2,053
Current portion of long-term debt	33,332	1,394	34,726	(1,071)	33,655
Advertising fund liabilities	15,115	5,370	20,485	—	20,485
Current liabilities of discontinued operations	—	—	—	118,260	118,260
Total current liabilities	359,204	37,126	396,330	—	396,330
Long-term debt	2,855,823	3,362	2,859,185	(4,244)	2,854,941
Deferred tax liabilities	157,271	(19,293)	137,978	(57,999)	79,979
Operating lease liabilities	1,317,342	19,787	1,337,129	(897,728)	439,401
Tax receivable agreement payable	133,623	(501)	133,122	—	133,122
Deferred revenue	31,472	579	32,051	—	32,051
Long-term accrued expenses and other liabilities	28,682	—	28,682	(17,317)	11,365
Non-current liabilities of discontinued operations	—	—	—	977,288	977,288
Total liabilities	4,883,417	41,060	4,924,477	—	4,924,477
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—	—	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,531,712 shares outstanding	1,641	—	1,641	—	1,641
Additional paid-in capital	1,674,766	6,009	1,680,775	—	1,680,775
Accumulated deficit	(675,667)	(92,684)	(768,351)	—	(768,351)
Accumulated other comprehensive (loss) income	(57,950)	2,485	(55,465)	—	(55,465)
Total shareholders’ equity	942,790	(84,190)	858,600	—	858,600
Total liabilities and shareholders' equity	$5,826,207	$(43,130)	$5,783,077	$—	$5,783,077

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 29, 2024
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	164,079,581	$1,641	—	$—	164,079,581	$1,641
Shares issued for exercise/vesting of share-based compensation awards	2,849	—	—	—	2,849	—
Balance at end of period	164,082,430	$1,641	—	$—	164,082,430	$1,641
Additional paid-in capital
Balance at beginning of period		$1,664,764		$4,152		$1,668,916
Share-based compensation expense		10,982		1,857		12,839
Tax obligations for share-based compensation		(980)		—		(980)
Balance at end of period		$1,674,766		$6,009		$1,680,775
Accumulated deficit
Balance at beginning of period		$(705,826)		$(84,151)		$(789,977)
Net income (loss)		30,159		(8,533)		21,626
Balance at end of period		$(675,667)		$(92,684)		$(768,351)
Accumulated other comprehensive loss
Balance at beginning of period		$(54,407)		$2,121		$(52,286)
Other comprehensive (loss) income		(3,543)		364		(3,179)
Balance at end of period		$(57,950)		$2,485		$(55,465)
Non-controlling interests
Balance at beginning of period		$644		$—		$644
Acquisition of non-controlling interest		(644)		—		(644)
Balance at end of period		$—		$—		$—
Total shareholders’ equity		$942,790		$(84,190)		$858,600

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 29, 2024
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,965,231	$1,640	—	$—	163,965,231	$1,640
Stock issued relating to Employee Stock Purchase Plan	43,764	—	—	—	43,764	—
Shares issued for exercise/vesting of share-based compensation awards	173,021	2	—	—	173,021	2
Forfeiture of restricted stock awards	(99,586)	(1)	—	—	(99,586)	(1)
Balance at end of period	164,082,430	$1,641	—	$—	164,082,430	$1,641
Additional paid-in capital
Balance at beginning of period		$1,652,401		$3,765		$1,656,166
Share-based compensation expense		22,843		2,244		25,087
Stock issued relating to Employee Stock Purchase Plan		502		—		502
Tax obligations for share-based compensation		(980)		—		(980)
Balance at end of period		$1,674,766		$6,009		$1,680,775
Accumulated deficit
Balance at beginning of period		$(710,087)		$(85,830)		$(795,917)
Net income (loss)		34,420		(6,854)		27,566
Balance at end of period		$(675,667)		$(92,684)		$(768,351)
Accumulated other comprehensive loss
Balance at beginning of period		$(37,875)		$1,988		$(35,887)
Other comprehensive (loss) income		(20,075)		497		(19,578)
Balance at end of period		$(57,950)		$2,485		$(55,465)
Non-controlling interests
Balance at beginning of period		$644		$—		$644
Acquisition of non-controlling interest		(644)		—		(644)
Balance at end of period		$—		$—		$—
Total shareholders’ equity		$942,790		$(84,190)		$858,600

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 29, 2024
(in thousands)	As Previously Reported	Restatement Impacts	As Restated
Net income (loss)	$34,420	$(6,854)	$27,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,862	514	88,376
Share-based compensation expense	22,843	2,244	25,087
Loss on foreign denominated transactions	9,923	—	9,923
(Gain) loss on foreign currency derivatives	(4,921)	499	(4,422)
Loss (gain) on sale and disposal of businesses, fixed assets, and sale-leaseback transactions	13,406	(3,476)	9,930
Reclassification of interest rate hedge to income	(1,044)	—	(1,044)
Bad debt expense	1,738	1,069	2,807
Asset impairment charges and lease terminations	2,058	—	2,058
Amortization of deferred financing costs and bond discounts	4,933	—	4,933
Amortization of cloud computing	2,414	1,196	3,610
Provision (benefit) for deferred income taxes	5,036	(5,403)	(367)
Other, net	7,322	(768)	6,554
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(47,245)	2,500	(44,745)
Inventory	11,310	(7,166)	4,144
Prepaid and other assets	7,986	(983)	7,003
Advertising fund assets and liabilities, restricted	(12,220)	—	(12,220)
Other assets	(47,699)	—	(47,699)
Deferred commissions	(428)	—	(428)
Deferred revenue	971	448	1,419
Accounts payable	3,968	18,458	22,426
Accrued expenses and other liabilities	8,022	(9,831)	(1,809)
Income tax receivable	(3,431)	2,014	(1,417)
Cash provided by (used in) operating activities	107,224	(5,539)	101,685
Cash flows from investing activities:
Capital expenditures	(155,920)	—	(155,920)
Cash used in business acquisitions, net of cash acquired	(2,759)	—	(2,759)
Proceeds from sale-leaseback transactions	11,808	—	11,808
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	112,845	—	112,845
Cash used in investing activities	(34,026)	—	(34,026)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(871)	—	(871)
Repayment of long-term debt	(34,005)	—	(34,005)
Proceeds from revolving lines of credit and short-term debt	46,000	—	46,000
Repayment of revolving lines of credit and short-term debt	(71,000)	—	(71,000)
Repayment of principal portion of finance lease liability	(2,199)	(426)	(2,625)
Payment of Tax Receivable Agreement	(38,362)	—	(38,362)
Acquisition of non-controlling interest	(644)	—	(644)
Purchase of common stock	(2)	—	(2)
Tax obligations for share-based compensation	(980)	—	(980)
Cash used in financing activities	(102,063)	(426)	(102,489)
Effect of exchange rate changes on cash	(1,615)	—	(1,615)

Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(30,480)	(5,965)	(36,445)
Cash and cash equivalents, beginning of period	176,522	(20,610)	155,912
Cash included in advertising fund assets, restricted, beginning of period	38,537	—	38,537
Restricted cash, beginning of period	657	—	657
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	215,716	(20,610)	195,106
Cash and cash equivalents, end of period	148,814	(26,575)	122,239
Cash included in advertising fund assets, restricted, end of period	32,008	—	32,008
Restricted cash, end of period	4,414	—	4,414
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$185,236	$(26,575)	$158,661

Supplemental cash flow disclosures - US Car Wash:
Depreciation and amortization	23,922	—	23,922
Capital expenditures	20,795	8,622	29,417
Loss (gain) on sale or disposal of assets	3,518	(3,715)	(197)
Asset impairment	5,014	(659)	4,355

Supplemental cash flow disclosures - International Car Wash:
Depreciation and amortization	26,310	—	26,310
Capital expenditures	23,728	—	23,728
Loss on sale or disposal of assets	718	—	718
Asset impairment	134	—	134

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 27, 2025
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$50,824	$—	$50,824	$—	$50,824
Company-operated store sales	331,259	—	331,259	—	331,259
Independently-operated store sales	51,410	—	51,410	(51,410)	—
Advertising contributions	27,883	—	27,883	—	27,883
Supply and other revenue	74,308	(2,123)	72,185	(2,640)	69,545
Total net revenue	535,684	(2,123)	533,561	(54,050)	479,511
Operating expenses:
Company-operated store expenses	193,129	(622)	192,507	—	192,507
Independently-operated store expenses	30,178	(5)	30,173	(30,173)	—
Advertising expenses	27,884	—	27,884	—	27,884
Supply and other expenses	42,552	761	43,313	(808)	42,505
Selling, general, and administrative expenses	145,177	13,342	158,519	(15,297)	143,222
Depreciation and amortization	34,828	398	35,226	(12,940)	22,286
Total operating expenses	473,748	13,874	487,622	(59,218)	428,404
Operating income (loss)	61,936	(15,997)	45,939	5,168	51,107
Other expenses, net:
Interest expense, net	23,603	1,682	25,285	(123)	25,162
Foreign currency transaction gain, net	(5,419)	(252)	(5,671)	—	(5,671)
Loss on debt extinguishment	4,549	—	4,549	—	4,549
Other expenses, net	22,733	1,430	24,163	(123)	24,040
Income (loss) before taxes from continuing operations	39,203	(17,427)	21,776	5,291	27,067
Income tax (benefit) expense	(21,659)	(11,573)	(33,232)	(1,117)	(34,349)
Net income (loss) from continuing operations	$60,862	$(5,854)	$55,008	$6,408	$61,416
Net loss from discontinued operations, net of tax	—	—	—	(6,408)	(6,408)
Net income (loss)	$60,862	$(5,854)	$55,008	$—	$55,008

Basic earnings (loss) per share:
Continuing Operations	$0.37	$(0.04)	$0.33	$0.04	$0.37
Discontinued Operations	—	—	—	(0.04)	(0.04)
Net basic earnings (loss) per share	$0.37	$(0.04)	$0.33	$—	$0.33

Diluted earnings (loss) per share:
Continuing Operations	$0.37	$(0.04)	$0.33	$0.04	$0.37
Discontinued Operations	—	—	—	(0.04)	(0.04)
Net diluted earnings (loss) per share	$0.37	$(0.04)	$0.33	$—	$0.33

Weighted average shares outstanding
Basic	163,900	—	163,900	—	163,900
Diluted	165,124	—	165,124	—	165,124

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 27, 2025
	As Previously Reported	Restatement Impacts	As Restated
(in thousands)
Net income (loss)	$60,862	$(5,854)	$55,008
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,452)	8,315	(2,137)
Unrealized loss from cash flow hedges, net of tax	(4,666)	(253)	(4,919)
Actuarial gain of defined pension plan, net of tax	—	—	—
Other comprehensive income (loss), net	(15,118)	8,062	(7,056)
Total comprehensive income	45,744	2,208	47,952
Comprehensive income attributable to non-controlling interests	—	—	—
Comprehensive income attributable to Driven Brands Holdings Inc.	$45,744	$2,208	$47,952

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended September 27, 2025
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$144,714	$—	$144,714	$—	$144,714
Company-operated store sales	978,670	—	978,670	—	978,670
Independently-operated store sales	189,841	—	189,841	(189,841)	—
Advertising contributions	80,249	—	80,249	—	80,249
Supply and other revenue	209,361	(5,053)	204,308	(5,605)	198,703
Total net revenue	1,602,835	(5,053)	1,597,782	(195,446)	1,402,336
Operating expenses:
Company-operated store expenses	565,391	6,561	571,952	—	571,952
Independently-operated store expenses	104,713	10	104,723	(104,723)	—
Advertising expenses	80,249	—	80,249	—	80,249
Supply and other expenses	116,939	2,882	119,821	(2,726)	117,095
Selling, general, and administrative expenses	471,347	(18,300)	453,047	(34,646)	418,401
Depreciation and amortization	102,883	1,198	104,081	(42,355)	61,726
Total operating expenses	1,441,522	(7,649)	1,433,873	(184,450)	1,249,423
Operating income	161,313	2,596	163,909	(10,996)	152,913
Other expenses, net:
Interest expense, net	91,496	1,465	92,961	(387)	92,574
Foreign currency transaction (gain) loss, net	(17,406)	2,605	(14,801)	—	(14,801)
Loss on debt extinguishment	4,549	—	4,549	—	4,549
Other expenses, net	78,639	4,070	82,709	(387)	82,322
Income (loss) before taxes from continuing operations	82,674	(1,474)	81,200	(10,609)	70,591
Income tax (benefit) expense	(7,487)	(6,131)	(13,618)	(7,147)	(20,765)
Net income from continuing operations	$90,161	$4,657	$94,818	$(3,462)	$91,356
Gain on sale of discontinued operations, net of tax	37,367	1,581	38,948	—	38,948
Net (loss) income from discontinued operations, net of tax	(13,596)	(1,192)	(14,788)	3,462	(11,326)
Net income	$113,932	$5,046	$118,978	$—	$118,978

Basic earnings (loss) per share:
Continuing Operations	$0.55	$0.03	$0.58	$(0.02)	$0.56
Discontinued Operations	0.14	0.01	0.15	0.02	0.17
Net basic earnings per share	$0.69	$0.04	$0.73	$—	$0.73

Diluted earnings (loss) per share:
Continuing Operations	$0.55	$0.03	$0.58	$(0.02)	$0.56
Discontinued Operations	0.14	0.01	0.15	0.02	0.17
Net diluted earnings per share	$0.69	$0.04	$0.73	$—	$0.73

Weighted average shares outstanding
Basic	162,434	—	162,434	—	162,434
Diluted	163,686	—	163,686	—	163,686

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended September 27, 2025
	As Previously Reported	Restatement Impacts	As Restated
(in thousands)
Net income	$113,932	$5,046	$118,978
Other comprehensive income (loss):
Foreign currency translation adjustments	51,287	4,131	55,418
Unrealized loss from cash flow hedges, net of tax	(4,409)	(1,683)	(6,092)
Actuarial gain of defined pension plan, net of tax	16	—	16
Other comprehensive income, net	46,894	2,448	49,342
Total comprehensive income	160,826	7,494	168,320
Comprehensive income attributable to non-controlling interests	—	—	—
Comprehensive income attributable to Driven Brands Holdings Inc.	$160,826	$7,494	$168,320

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	September 27, 2025
(in thousands, except share and per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Assets
Current assets:
Cash and cash equivalents	$162,028	$(27,256)	$134,772	$(23,992)	$110,780
Restricted cash	335	—	335	—	335
Accounts and notes receivable, net	188,208	(29,129)	159,079	(3,997)	155,082
Inventory	65,195	(7,347)	57,848	(10,390)	47,458
Prepaid and other assets	35,178	(504)	34,674	(15,705)	18,969
Income tax receivable	16,025	17,613	33,638	(2,905)	30,733
Advertising fund assets, restricted	63,617	(1,367)	62,250	—	62,250
Assets held for sale	54,540	1,475	56,015	—	56,015
Current assets of discontinued operations	—	—	—	56,989	56,989
Total current assets	585,126	(46,515)	538,611	—	538,611
Other assets	120,802	37	120,839	—	120,839
Property and equipment, net	758,874	7,177	766,051	(309,960)	456,091
Operating lease right-of-use assets	570,213	36,322	606,535	(124,038)	482,497
Deferred commissions	7,589	—	7,589	—	7,589
Intangibles, net	655,792	—	655,792	(33,937)	621,855
Goodwill	1,445,383	—	1,445,383	(231,128)	1,214,255
Deferred tax assets	9,151	1,445	10,596	(1,245)	9,351
Non-current assets of discontinued operations	—	—	—	700,308	700,308
Total assets	$4,152,930	$(1,534)	$4,151,396	$—	$4,151,396
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$89,355	$13,313	$102,668	$(9,615)	$93,053
Accrued expenses and other liabilities	226,515	1,957	228,472	(42,497)	185,975
Income tax payable	13,190	(208)	12,982	(120)	12,862
Current portion of long-term debt	277,770	2,285	280,055	(132)	279,923
Tax receivable agreement payable	22,674	1,502	24,176	—	24,176
Advertising fund liabilities	18,644	3,966	22,610	—	22,610
Current liabilities of discontinued operations	—	—	—	52,364	52,364
Total current liabilities	648,148	22,815	670,963	—	670,963
Long-term debt	1,936,610	8,412	1,945,022	(74)	1,944,948
Deferred tax liabilities	72,249	(5,506)	66,743	(63,118)	3,625
Operating lease liabilities	541,110	36,635	577,745	(104,082)	473,663
Tax receivable agreement payable	110,907	(6,470)	104,437	—	104,437
Deferred revenue	29,641	808	30,449	—	30,449
Long-term accrued expenses and other liabilities	20,775	—	20,775	(19,623)	1,152
Non-current liabilities of discontinued operations	—	—	—	186,897	186,897
Total liabilities	3,359,440	56,694	3,416,134	—	3,416,134
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—	—	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,531,712 shares outstanding	1,645	—	1,645	—	1,645
Additional paid-in capital	1,725,174	5,564	1,730,738	—	1,730,738
Accumulated deficit	(888,651)	(85,741)	(974,392)	—	(974,392)
Accumulated other comprehensive (loss) income	(44,678)	21,949	(22,729)	—	(22,729)
Total shareholders’ equity	793,490	(58,228)	735,262	—	735,262
Total liabilities and shareholders' equity	$4,152,930	$(1,534)	$4,151,396	$—	$4,151,396

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 27, 2025
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	164,274,617	$1,643	—	$—	164,274,617	$1,643
Stock issued relating to Employee Stock Purchase Plan	31,912	—	—	—	31,912	—
Shares issued for exercise/vesting of share-based compensation awards	147,689	2	—	—	147,689	2
Balance at end of period	164,454,218	$1,645	—	$—	164,454,218	$1,645
Additional paid-in capital
Balance at beginning of period		$1,720,825		$7,666		$1,728,491
Share-based compensation expense		5,191		(2,102)		3,089
Stock issued relating to Employee Stock Purchase Plan		438		—		438
Tax obligations for share-based compensation		(1,280)		—		(1,280)
Balance at end of period		$1,725,174		$5,564		$1,730,738
Accumulated deficit
Balance at beginning of period		$(949,513)		$(79,887)		$(1,029,400)
Net income (loss)		60,862		(5,854)		55,008
Balance at end of period		$(888,651)		$(85,741)		$(974,392)
Accumulated other comprehensive (loss) income
Balance at beginning of period		$(29,560)		$13,887		$(15,673)
Other comprehensive (loss) income		(15,118)		8,062		(7,056)
Balance at end of period		$(44,678)		$21,949		$(22,729)
Total shareholders’ equity		$793,490		$(58,228)		$735,262

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 27, 2025
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,842,248	$1,638	—	$—	163,842,248	$1,638
Stock issued relating to Employee Stock Purchase Plan	76,605	1	—	—	76,605	1
Shares issued for exercise/vesting of share-based compensation awards	540,973	6	—	—	540,973	6
Forfeiture of restricted stock awards	(5,608)	—	—	—	(5,608)	—
Balance at end of period	164,454,218	$1,645	—	$—	164,454,218	$1,645
Additional paid-in capital
Balance at beginning of period		$1,699,851		$7,722		$1,707,573
Share-based compensation expense		28,269		(2,158)		26,111
Stock issued relating to Employee Stock Purchase Plan		961		—		961
Tax obligations for share-based compensation		(3,907)		—		(3,907)
Balance at end of period		$1,725,174		$5,564		$1,730,738
Accumulated deficit
Balance at beginning of period		$(1,002,583)		$(90,787)		$(1,093,370)
Net income		113,932		5,046		118,978
Balance at end of period		$(888,651)		$(85,741)		$(974,392)
Accumulated other comprehensive loss (income)
Balance at beginning of period		$(91,572)		$19,501		$(72,071)
Other comprehensive income		46,894		2,448		49,342
Balance at end of period		$(44,678)		$21,949		$(22,729)
Total shareholders’ equity		$793,490		$(58,228)		$735,262

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 27, 2025
(in thousands)	As Previously Reported	Restatement Impacts	As Restated
Net income	$113,932	$5,046	$118,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,109	1,198	106,307
Share-based compensation expense	28,269	(2,157)	26,112
(Gain) loss on foreign denominated transactions	(21,560)	4,287	(17,273)
Loss (gain) on foreign currency derivatives	4,154	(1,683)	2,471
Gain on sale and disposal of businesses, fixed assets, and sale leaseback transactions	(21,560)	(11,908)	(33,468)
Loss on fair value of seller note receivable	17,000	—	17,000
Reclassification of interest rate hedge to income	(5,980)	—	(5,980)
Bad debt expense	13,275	(48)	13,227
Asset impairment charges and lease terminations	19,747	6,598	26,345
Amortization of deferred financing costs and bond discounts	7,441	—	7,441
Amortization of cloud computing	15,190	(1,878)	13,312
(Benefit) provision for deferred income taxes	(36,628)	18,511	(18,117)
Loss on extinguishment of debt	4,549	—	4,549
Other, net	(2,500)	(2,640)	(5,140)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(30,866)	2,754	(28,112)
Inventory	2,657	336	2,993
Prepaid and other assets	2,242	929	3,171
Advertising fund assets and liabilities, restricted	(14,845)	—	(14,845)
Other assets	(18,210)	745	(17,465)
Deferred commissions	(343)	—	(343)
Deferred revenue	(1,679)	230	(1,449)
Accounts payable	(533)	1,111	578
Accrued expenses and other liabilities	39,296	(3,489)	35,807
Income tax receivable	16,588	(12,723)	3,865
Cash provided by operating activities	234,745	5,219	239,964
Cash flows from investing activities:
Capital expenditures	(167,384)	(966)	(168,350)
Cash used in business acquisitions, net of cash acquired	(8,112)	—	(8,112)
Proceeds from sale leaseback transactions	35,279	—	35,279
Proceeds from Seller Note	113,000	—	113,000
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	277,062	(2,265)	274,797
Cash provided by (used in) investing activities	249,845	(3,231)	246,614
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(1,414)	—	(1,414)
Repayment of long-term debt	(370,915)	—	(370,915)
Proceeds from revolving lines of credit and short-term debt	121,000	—	121,000
Repayment of revolving lines of credit and short-term debt	(236,000)	—	(236,000)
Repayment of principal portion of finance lease liability	(3,581)	(1,100)	(4,681)

Tax obligations for share-based compensation	(3,907)	—	(3,907)
Stock option exercises	—	—	—
Other, net	—	—	—
Cash used in financing activities	(494,817)	(1,100)	(495,917)
Effect of exchange rate changes on cash	4,709	—	4,709
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(5,518)	888	(4,630)
Cash and cash equivalents, beginning of period	169,954	(28,144)	141,810
Cash included in advertising fund assets, restricted, beginning of period	38,930	—	38,930
Restricted cash, beginning of period	358	—	358
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	209,242	(28,144)	181,098
Cash and cash equivalents, end of period	162,028	(27,256)	134,772
Cash included in advertising fund assets, restricted, end of period	41,361	—	41,361
Restricted cash, end of period	335	—	335
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$203,724	$(27,256)	$176,468

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	5,745	(602)	5,143

Supplemental cash flow disclosures - US Car Wash:
Depreciation and amortization	2,226	—	2,226
Capital expenditures	2,948	1,709	4,657
Loss on sale or disposal of assets	—	7,634	7,634
Asset impairment	553	(77)	476

Supplemental cash flow disclosures - International Car Wash:
Depreciation and amortization	42,355	—	42,355
Capital expenditures	21,596	—	21,596
Loss on sale or disposal of assets	288	—	288
Asset impairment	144	—	144

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 28, 2024
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$49,475	$—	$49,475	$—	$49,475
Company-operated store sales	298,798	(675)	298,123	—	298,123
Independently-operated store sales	49,959	—	49,959	(49,959)	—
Advertising contributions	26,823	—	26,823	—	26,823
Supply and other revenue	77,284	(4,631)	72,653	(1,759)	70,894
Total net revenue	502,339	(5,306)	497,033	(51,718)	445,315
Operating expenses:
Company-operated store expenses	177,510	(8,646)	168,864	—	168,864
Independently-operated store expenses	29,382	—	29,382	(29,382)	—
Advertising expenses	26,823	294	27,117	—	27,117
Supply and other expenses	35,779	9,417	45,196	(868)	44,328
Selling, general, and administrative expenses	149,789	(4,643)	145,146	(8,096)	137,050
Depreciation and amortization	33,418	393	33,811	(14,044)	19,767
Total operating expenses	452,701	(3,185)	449,516	(52,390)	397,126
Operating income (loss)	49,638	(2,121)	47,517	672	48,189
Other expenses, net:
Interest expense, net	43,674	58	43,732	(136)	43,596
Foreign currency transaction loss (gain), net	765	(177)	588	—	588
Loss on debt extinguishment	205	—	205	—	205
Other expenses, net	44,644	(119)	44,525	(136)	44,389
Income (loss) before taxes from continuing operations	4,994	(2,002)	2,992	808	3,800
Income tax expense	16,474	1,283	17,757	(2,594)	15,163
Net loss from continuing operations	$(11,480)	$(3,285)	$(14,765)	$3,402	$(11,363)
Net (loss) income from discontinued operations, net of tax	(3,467)	26	(3,441)	(3,402)	(6,843)
Net loss	$(14,947)	$(3,259)	$(18,206)	$—	$(18,206)

Basic (loss) income per share:
Continuing Operations	$(0.07)	$(0.02)	$(0.09)	$0.02	$(0.07)
Discontinued Operations	(0.02)	—	(0.02)	(0.02)	(0.04)
Net basic loss per share	$(0.09)	$(0.02)	$(0.11)	$—	$(0.11)

Diluted (loss) income per share:
Continuing Operations	$(0.07)	$(0.02)	$(0.09)	$0.02	$(0.07)
Discontinued Operations	(0.02)	—	(0.02)	(0.02)	(0.04)
Net diluted loss per share	$(0.09)	$(0.02)	$(0.11)	$—	$(0.11)

Weighted average shares outstanding
Basic	159,804	—	159,804	—	159,804
Diluted	159,804	—	159,804	—	159,804

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 28, 2024
	As Previously Reported	Restatement Impacts	As Restated
(in thousands)
Net loss	$(14,947)	$(3,259)	$(18,206)
Other comprehensive income (loss):
Foreign currency translation adjustments	21,212	1,927	23,139
Unrealized gain (loss) from cash flow hedges, net of tax	558	(1,108)	(550)
Actuarial gain of defined pension plan, net of tax	12	—	12
Other comprehensive income, net	21,782	819	22,601
Total comprehensive income (loss)	6,835	(2,440)	4,395
Comprehensive income attributable to non-controlling interests	—	—	—
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$6,835	$(2,440)	$4,395

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended September 28, 2024
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$144,549	$—	$144,549	$—	$144,549
Company-operated store sales	884,944	(2,126)	882,818	—	882,818
Independently-operated store sales	163,286	—	163,286	(163,286)	—
Advertising contributions	75,804	—	75,804	—	75,804
Supply and other revenue	234,544	(7,839)	226,705	(4,606)	222,099
Total net revenue	1,503,127	(9,965)	1,493,162	(167,892)	1,325,270
Operating expenses:
Company-operated store expenses	525,529	(22,487)	503,042	—	503,042
Independently-operated store expenses	90,693	—	90,693	(90,693)	—
Advertising expenses	75,804	882	76,686	—	76,686
Supply and other expenses	112,531	24,660	137,191	(2,760)	134,431
Selling, general, and administrative expenses	393,418	2,048	395,466	(26,289)	369,177
Depreciation and amortization	97,358	906	98,264	(40,354)	57,910
Total operating expenses	1,295,333	6,009	1,301,342	(160,096)	1,141,246
Operating income (loss)	207,794	(15,974)	191,820	(7,796)	184,024
Other expenses, net:
Interest expense, net	119,241	2,167	121,408	(410)	120,998
Foreign currency transaction loss, net	5,767	322	6,089	—	6,089
Loss on debt extinguishment	205	—	205	—	205
Other expenses, net	125,213	2,489	127,702	(410)	127,292
Income (loss) before taxes from continuing operations	82,581	(18,463)	64,118	(7,386)	56,732
Income tax expense (benefit)	45,292	(4,923)	40,369	(4,444)	35,925
Net income (loss) from continuing operations	$37,289	$(13,540)	$23,749	$(2,942)	$20,807
Net (loss) income from discontinued operations, net of tax	(17,816)	3,427	(14,389)	2,942	(11,447)
Net income (loss)	$19,473	$(10,113)	$9,360	$—	$9,360

Basic earnings (loss) per share:
Continuing Operations	$0.23	$(0.08)	$0.15	$(0.02)	$0.13
Discontinued Operations	(0.11)	0.02	(0.09)	0.02	(0.07)
Net basic earnings (loss) per share	$0.12	$(0.06)	$0.06	$—	$0.06

Diluted earnings (loss) per share:
Continuing Operations	$0.23	$(0.08)	$0.15	$(0.02)	$0.13
Discontinued Operations	(0.11)	0.02	(0.09)	0.02	(0.07)
Net diluted earnings (loss) per share	$0.12	$(0.06)	$0.06	$—	$0.06

Weighted average shares outstanding
Basic	159,743	—	159,743	—	159,743
Diluted	160,713	—	160,713	—	160,713

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended September 28, 2024
	As Previously Reported	Restatement Impacts	As Restated
(in thousands)
Net income (loss)	$19,473	$(10,113)	$9,360
Other comprehensive income (loss):
Foreign currency translation adjustments	2,629	1,925	4,554
Unrealized loss from cash flow hedges, net of tax	(924)	(609)	(1,533)
Actuarial gain of defined pension plan, net of tax	2	—	2
Other comprehensive income (loss), net	1,707	1,316	3,023
Total comprehensive income (loss)	21,180	(8,797)	12,383
Comprehensive income attributable to non-controlling interests	—	—	—
Comprehensive income (loss) attributable to Driven Brands Holdings Inc.	$21,180	$(8,797)	$12,383

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 28, 2024
(in thousands, except share and per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Assets
Current assets:
Cash and cash equivalents	$204,181	$(26,123)	$178,058	$(73,548)	$104,510
Restricted cash	4,414	—	4,414	—	4,414
Accounts and notes receivable, net	171,887	(27,242)	144,645	(4,479)	140,166
Inventory	69,857	(6,577)	63,280	(13,383)	49,897
Prepaid and other assets	37,483	236	37,719	(20,014)	17,705
Income tax receivable	18,429	1,310	19,739	(4,480)	15,259
Advertising fund assets, restricted	54,939	(757)	54,182	—	54,182
Assets held for sale	185,985	—	185,985	(55,214)	130,771
Current assets of discontinued operations	—	—	—	171,118	171,118
Total current assets	747,175	(59,153)	688,022	—	688,022
Other assets	116,046	(4,410)	111,636	(3,312)	108,324
Property and equipment, net	1,418,352	(2,079)	1,416,273	(1,004,229)	412,044
Operating lease right-of-use assets	1,362,917	22,208	1,385,125	(967,435)	417,690
Deferred commissions	6,955	—	6,955	—	6,955
Intangibles, net	677,277	—	677,277	(34,198)	643,079
Goodwill	1,427,467	—	1,427,467	(213,686)	1,213,781
Deferred tax assets	3,627	1,049	4,676	—	4,676
Non-current assets of discontinued operations	—	—	—	2,222,860	2,222,860
Total assets	$5,759,816	$(42,385)	$5,717,431	$—	$5,717,431
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$78,759	$26,086	$104,845	$(16,040)	$88,805
Accrued expenses and other liabilities	254,341	2,275	256,616	(88,145)	168,471
Income tax payable	1,016	—	1,016	—	1,016
Current portion of long-term debt	32,872	1,452	34,324	(1,041)	33,283
Tax receivable agreement payable	—	—	—	—	—
Advertising fund liabilities	26,668	5,370	32,038	—	32,038
Current liabilities of discontinued operations	—	—	—	105,226	105,226
Total current liabilities	393,656	35,183	428,839	—	428,839
Long-term debt	2,732,572	3,048	2,735,620	(4,365)	2,731,255
Deferred tax liabilities	164,713	(17,820)	146,893	(60,403)	86,490
Operating lease liabilities	1,311,895	22,902	1,334,797	(925,751)	409,046
Tax receivable agreement payable	133,611	(338)	133,273	—	133,273
Deferred revenue	31,750	579	32,329	—	32,329
Long-term accrued expenses and other liabilities	28,812	—	28,812	(26,355)	2,457
Non-current liabilities of discontinued operations	—	—	—	1,016,874	1,016,874
Total liabilities	4,797,009	43,554	4,840,563	—	4,840,563
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—	—	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,531,712 shares outstanding	1,641	—	1,641	—	1,641
Additional paid-in capital	1,687,948	6,700	1,694,648	—	1,694,648
Accumulated deficit	(690,614)	(95,943)	(786,557)	—	(786,557)
Accumulated other comprehensive (loss) income	(36,168)	3,304	(32,864)	—	(32,864)
Total shareholders’ equity	962,807	(85,939)	876,868	—	876,868
Total liabilities and shareholders' equity	$5,759,816	$(42,385)	$5,717,431	$—	$5,717,431

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 28, 2024
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	164,082,430	$1,641	—	$—	164,082,430	$1,641
Stock issued relating to Employee Stock Purchase Plan	29,432	—	—	—	29,432	—
Shares issued for exercise/vesting of share-based compensation awards	1,932	—	—	—	1,932	—
Balance at end of period	164,113,794	$1,641	—	$—	164,113,794	$1,641
Additional paid-in capital
Balance at beginning of period		$1,674,766		$6,009		$1,680,775
Share-based compensation expense		12,798		691		13,489
Stock issued relating to Employee Stock Purchase Plan		402		—		402
Tax obligations for share-based compensation		(18)		—		(18)
Balance at end of period		$1,687,948		$6,700		$1,694,648
Accumulated deficit
Balance at beginning of period		$(675,667)		$(92,684)		$(768,351)
Net loss		(14,947)		(3,259)		(18,206)
Balance at end of period		$(690,614)		$(95,943)		$(786,557)
Accumulated other comprehensive (loss) income
Balance at beginning of period		$(57,950)		$2,485		$(55,465)
Other comprehensive income		21,782		819		22,601
Balance at end of period		$(36,168)		$3,304		$(32,864)
Total shareholders’ equity		$962,807		$(85,939)		$876,868

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 28, 2024
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,965,231	$1,640	—	$—	163,965,231	$1,640
Stock issued relating to Employee Stock Purchase Plan	73,196	—	—	—	73,196	—
Shares issued for exercise/vesting of share-based compensation awards	174,953	2	—	—	174,953	2
Share repurchases	—	—	—	—	—	—
Forfeiture of restricted stock awards	(99,586)	(1)	—	—	(99,586)	(1)
Balance at end of period	164,113,794	$1,641	—	$—	164,113,794	$1,641
Additional paid-in capital
Balance at beginning of period		$1,652,401		$3,765		$1,656,166
Share-based compensation expense		35,641		2,935		38,576
Stock issued relating to Employee Stock Purchase Plan		904		—		904
Tax obligations for share-based compensation		(998)		—		(998)
Balance at end of period		$1,687,948		$6,700		$1,694,648
Accumulated deficit
Balance at beginning of period		$(710,087)		$(85,830)		$(795,917)
Net income (loss)		19,473		(10,113)		9,360
Balance at end of period		$(690,614)		$(95,943)		$(786,557)
Accumulated other comprehensive (loss) income
Balance at beginning of period		$(37,875)		$1,988		$(35,887)
Other comprehensive income		1,707		1,316		3,023
Balance at end of period		$(36,168)		$3,304		$(32,864)
Non-controlling interests
Balance at beginning of period		$644		$—		$644
Acquisition of non-controlling interest		(644)		—		(644)
Balance at end of period		$—		$—		$—
Total shareholders’ equity		$962,807		$(85,939)		$876,868

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 28, 2024
(in thousands)	As Previously Reported	Restatement Impacts	As Restated
Net income (loss)	$19,473	$(10,113)	$9,360
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131,219	907	132,126
Share-based compensation expense	35,641	2,936	38,577
Loss on foreign denominated transactions	8,744	301	9,045
(Gain) loss on foreign currency derivatives	(2,977)	19	(2,958)
Loss (gain) on sale and disposal of businesses, fixed assets, and sale-leaseback transactions	32,998	(4,050)	28,948
Reclassification of interest rate hedge to income	(1,560)	—	(1,560)
Bad debt expense	5,759	1,667	7,426
Asset impairment charges and lease terminations	15,008	—	15,008
Amortization of deferred financing costs and bond discounts	7,240	—	7,240
Amortization of cloud computing	3,436	3,027	6,463
Provision for deferred income taxes	13,571	(4,044)	9,527
Loss on extinguishment of debt	205	—	205
Other, net	3,219	2,070	5,289
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(37,752)	3,050	(34,702)
Inventory	1,337	(5,384)	(4,047)
Prepaid and other assets	7,648	(1,444)	6,204
Advertising fund assets and liabilities, restricted	(4,209)	—	(4,209)
Other assets	(63,015)	—	(63,015)
Deferred commissions	642	—	642
Deferred revenue	1,248	448	1,696
Accounts payable	11,504	13,900	25,404
Accrued expenses and other liabilities	27,359	(4,127)	23,232
Income tax receivable	(8,230)	(721)	(8,951)
Cash provided by (used in) operating activities	208,508	(1,558)	206,950
Cash flows from investing activities:
Capital expenditures	(219,307)	(3,196)	(222,503)
Cash used in business acquisitions, net of cash acquired	(2,759)	—	(2,759)
Proceeds from sale-leaseback transactions	17,944	—	17,944
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	255,548	—	255,548
Cash provided by (used in) investing activities	51,426	(3,196)	48,230
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(9,646)	—	(9,646)
Proceeds from the issuance of long-term debt	274,794	—	274,794
Repayment of long-term debt	(422,492)	—	(422,492)
Proceeds from revolving lines of credit and short-term debt	46,000	—	46,000
Repayment of revolving lines of credit and short-term debt	(71,000)	—	(71,000)
Repayment of principal portion of finance lease liability	(4,301)	(759)	(5,060)
Payment of Tax Receivable Agreement	(38,374)	—	(38,374)
Acquisition of non-controlling interest	(644)	—	(644)
Other, net	(998)	—	(998)
Cash used in financing activities	(226,661)	(759)	(227,420)
Effect of exchange rate changes on cash	71	—	71
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	33,344	(5,513)	27,831

Cash and cash equivalents, beginning of period	176,522	(20,610)	155,912
Cash included in advertising fund assets, restricted, beginning of period	38,537	—	38,537
Restricted cash, beginning of period	657	—	657
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	215,716	(20,610)	195,106
Cash and cash equivalents, end of period	204,181	(26,123)	178,058
Cash included in advertising fund assets, restricted, end of period	40,465	—	40,465
Restricted cash, end of period	4,414	—	4,414
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$249,060	$(26,123)	$222,937

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	16,742	(3,196)	13,546

Supplemental cash flow disclosures - US Car Wash:
Depreciation and amortization	33,861	—	33,861
Capital expenditures	23,287	11,639	34,926
Loss (gain) on sale or disposal of assets	4,191	(3,715)	476
Asset impairment	8,151	(723)	7,428

Supplemental cash flow disclosures - International Car Wash:
Depreciation and amortization	40,354	—	40,354
Capital expenditures	37,708	—	37,708
Loss on sale or disposal of assets	951	—	951
Asset impairment	191	—	191
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that this information is accumulated and communicated to management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.
Management, with the participation of its CEO and CFO, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 27, 2025. Based on this evaluation, and as a result of the material weaknesses described below, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 27, 2025.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, with the participation of its CEO and CFO, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 27, 2025 due to the material weaknesses identified below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s financial statements will not be prevented or detected on a timely basis.
Management has identified the following material weaknesses that existed as of December 27, 2025:

•The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze record, and disclose accounting matters timely and accurately and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. This material weakness contributed to the following additional material weaknesses below:
•The Company did not design and maintain effective controls related to account reconciliations. Specifically, controls were not designed at a sufficient level of precision to timely reconcile and review the reasonableness and supportability of account balances, including review of the nature and aging of the individual account balances.
•The Company did not design and maintain effective controls over leases, including timely identification of new and modified leases and accuracy of lease commencement dates.
•The Company did not design and maintain effective controls related to intercompany and consolidation transactions. Specifically, controls were not designed at a sufficient level of precision to ensure that all intercompany and consolidation transactions are reviewed, supported, reconciled, and fully eliminate in the consolidated financial statements.
•The Company did not design and maintain effective controls over manual journal entries. Specifically, controls were not designed to ensure that manual journal entries are appropriately reviewed, supported, and have an appropriate business rationale.
These material weaknesses resulted in misstatements as of and for the year ended December 27, 2025 and the restatement of the previously filed financial statements as of and for the years ended December 28, 2024 and December 30, 2023, as well as all of the condensed consolidated financial statements for the quarterly and year-to-date periods as of and for the periods ended September 27, 2025, June 28, 2025, March 29, 2025, September 28, 2024, June 29, 2024, and March 30, 2024. Additionally, each of these material weaknesses above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of the Company’s internal control over financial reporting as of December 27, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation Plan for Remaining Material Weaknesses
The Company is in the process of implementing the following steps to remediate the material weaknesses:
•Ongoing hiring of technical accounting resources with public company experience to enhance the Company’s accounting and financial reporting function.
•Engaged third-party specialists to supplement the Company’s resources and to support process improvement across the accounting and reporting functions.
•Establishing a second line Sarbanes-Oxley Act of 2002 function to oversee remediation efforts including assisting with developing policies and procedures, providing training and ensuring control activities are designed to mitigate financial reporting risks.
•Enhancing the design of the internal certification process to provide greater representation across functions and improve opportunities to identify matters requiring accounting treatment.
•Enhancing processes to support the design and timely execution of control activities related to the period close process including account reconciliations and manual journal entries and training personnel on proper review procedures.
•Enhancing the lease process and controls to support the timely review and modification of leases and accuracy of lease commencement dates.
•Redesigning processes and controls related to intercompany and the consolidation transactions including review, support, and reconciliation and accurate elimination of such transactions.
The Company committed to maintaining a strong internal control environment and believes its remediation efforts will result in significant improvements in its internal control over financial reporting. Additional controls may also be required over time. The Company will consider each of the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter ended December 27, 2025, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
(c) Trading Plans
None.

Notice of 2026 Annual Meeting Date and Related Deadlines

As of the date of this Annual Report, we intend to hold our 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) on or about July 28, 2026. This date is more than 30 days after the one-year anniversary of our 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”), which was held on May 20, 2025. The time and location of the 2026 Annual Meeting, and the matters to be considered, will be as set forth in our definitive proxy statement to be filed on Schedule 14A with the SEC for the 2026 Annual Meeting. The record date for the 2026 Annual Meeting has been set as June 11, 2026.

Because the date of the 2026 Annual Meeting represents a change of more than 30 calendar days from the anniversary date of the 2025 Annual Meeting, the deadlines for stockholders to submit proposals and nominations of directors for the 2026 Annual Meeting as set forth in the Corporation’s definitive proxy statement for the 2025 Annual Meeting are no longer effective.

Rule 14a-8 Proposals Deadline. Stockholder proposals intended for inclusion in the Company’s definitive proxy statement for the 2026 Annual Meeting pursuant to SEC Rule 14a-8 of the Exchange Act must be received by our Chief Legal Officer at our principal executive offices not later than the close of business on May 26, 2026 (which we believe is a reasonable time before it begins to print and send its proxy materials).

Universal Proxy Deadline. If a stockholder intends to solicit proxies in support of director nominees submitted under these advance notice provisions, then we must receive proper written notice that sets forth all information required by Rule 14a-19 under the Exchange Act, delivered to our Chief Legal Officer at our principal executive offices no later than May 26, 2026. The notice requirement under Rule 14a-19 is in addition to the applicable advance notice requirements under our Bylaws as described above.

All proposals or director nominations described above should be sent to our principal executive offices at Driven Brands Holdings Inc., Attn: Chief Legal Officer, 440 S. Church Street, Suite 700 Charlotte, NC 28202.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers
The following individuals are our executive officers as of May 19, 2026:

Name	Position	Age
Daniel Rivera	President and Chief Executive Officer	47
Michael F. Diamond	Executive Vice President and Chief Financial Officer	44
Scott O’Melia	Executive Vice President and Chief Legal Officer	57
Muhammad Khalid	Executive Vice President and Chief Operating Officer	45
Daniel Rivera. See biography below under “Our Board of Directors.”
Michael F. Diamond serves as our Executive Vice President and Chief Financial Officer. Mr. Diamond joined Driven Brands as Chief Financial Officer (“CFO”) in August 2024. Before joining Driven Brands, he served as Executive Vice President and CFO of The Michaels Companies from August 2020 through July 2024. In this role, Mr. Diamond led the finance, accounting, tax, treasury, investor relations, and indirect procurement functions. Prior to Michaels, he spent six years at Yum! Brands in roles of increasing responsibility, including as CFO, Pizza Hut U.S. and Chief Growth Officer, Pizza Hut U.K. and Europe. Mr. Diamond spent four years as a consultant and project leader for The Boston Consulting Group and two years as a private equity analyst for Svoboda Capital Partners. He began his career as an investment banking analyst at Merrill Lynch & Co.
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
Muhammad Khalid has served as our Executive Vice President and Chief Operating Officer since 2025. Previously, he was President of Take 5 and prior to that, Group President of the previous Maintenance Segment, which included Take 5 Oil and Meineke. Mr. Khalid re-joined Driven Brands in 2023. Mr. Khalid joined Driven Brands from Great Wolf Lodge, where he was Senior Vice President of Field Operations. In this role, Mr. Khalid had operational oversight of regional Vice Presidents and resorts, as well as the lines of business of rooms, engineering, capital investment and management, guest experience, labor management and aquatics. Previously, Mr. Khalid was the Vice President and Chief Operating Officer for Meineke at Driven Brands. Mr. Khalid also worked in Operations at Starwood Hotels & Resorts Worldwide and Burger King Corporation. He also held financial positions at Deutsche Bank and J.P. Morgan Chase.
Our Board of Directors
The following table sets forth certain information about our directors and committees as of May 19, 2026. Messrs. Harmon and Hume and Ms. Stroup (the “Class III Nominees”) are the only directors that will stand for election at the 2026 Annual Meeting.

	Neal Aronson	Jonathan Fitzpatrick	Catherine Halligan	Damien Harmon	Chad Hume	Timothy Johnson	Rick Puckett	Danny Rivera	Karen Stroup	Peter Swinburn*	Michael Thompson	Jose Tomás

Age	61	55	62	47	39	58	72	46	50	73	43	58
Director Since	2020	2018	2020	2024	2020	2026	2020	2025	2020	2020	2020	2022
Class	I	I	II	III	III	II	II	I	III	III	II	I
Independence
Audit							C
Compensation			C
Nominating and Corporate Governance										C

*Mr. Peter Swinburn, in consultation with the Nominating and Corporate Governance Committee and the Board of Directors, determined that he will not stand for reelection to the Board at the 2026 Annual Meeting and will retire from the Board at the end of his current term.
Class I Directors
The term of the Class I directors will expire at the 2027 Annual Meeting. All of our Class I Directors were previously elected by stockholders at our 2024 Annual Meeting of Stockholders other than Mr. Rivera who was appointed to the Board on May 9, 2025.
Neal Aronson became a member of our Board of Directors in December 2020, previously served as a member of the board of managers of Driven Investor LLC, and served as chairman of our Board of Directors since the consummation of our initial public offering in January 2021 until May 2025. Mr. Aronson founded Roark Capital Management, LLC ("Roark"), and serves as its Managing Partner, a position he has held since 2001. Prior to founding Roark, Mr. Aronson was Co-Founder and Chief Financial Officer for U.S. Franchise Systems, Inc., or USFS, a franchisor of hotel chains. Prior to USFS, Mr. Aronson was a private equity professional at Rosecliff (a successor company to Acadia Partners), Odyssey Partners (a private equity firm), and Acadia Partners (now Oak Hill, an investment firm). Mr. Aronson began his career in the corporate finance department at Drexel, Burnham, Lambert Inc. (a former investment bank). Mr. Aronson received a B.A. from Lehigh University. Mr. Aronson is a designated director by Driven Equity LLC and RC IV Cayman ICW Holdings LLC (collectively, our “Principal Stockholders”) under the Stockholders Agreement (the “Stockholders Agreement”) with the Principal Stockholders, each of which is a related entity of Roark Capital Management, LLC. Mr. Aronson’s experience as a private equity partner, chief financial officer, and in other senior executive leadership roles working with franchise companies in the retail, consumer, and business services industries, and knowledge of complex financial matters provide him with valuable and relevant experience in franchise administration, strategic planning, corporate finance, financial reporting, mergers and acquisitions, and leadership of complex organizations, and provide him with the qualifications and skills to serve as a director.
Jonathan Fitzpatrick serves as our Chairman of the Board. Mr. Fitzpatrick has served as a member of our Board of Directors since April 2018 and served as our President and Chief Executive Officer from July 2012 through May 2025. Since July 2025, he has served as the Chief Executive Officer of Subway, a global sandwich leader. Mr. Fitzpatrick currently serves as a member of the board of directors of Nothing Bundt Cakes, a gourmet bakery, privately held by affiliates of Roark. Prior to his time with the Company, Mr. Fitzpatrick served in various capacities with Burger King Corporation (a fast food restaurant company) both prior to and after its acquisition by 3G Capital (a global investment firm). Between February 2011 and June 2012, he was Executive Vice President, Chief Brand and Operations Officer for Burger King. From October 2010 to February 2011, he was Executive Vice President of Global Operations and between August 2009 and October 2010, Senior Vice President of Operations, Europe, Middle East, and Africa. Prior to this role, he was Senior Vice President, Development and Franchising from July 2007 through August 2009. Mr. Fitzpatrick earned a Bachelor’s and Graduate degree from University College in Dublin, Ireland. Mr. Fitzpatrick’s experience as the prior President and Chief Executive Officer of Driven Brands, as well as his extensive knowledge and leadership experience with franchise companies, provide him with the qualifications and skills to serve as a director.
Jose Tomás became a member of our Board of Directors in July 2022. Since 2021, Mr. Tomás has served as the Chief Administrative Officer at TelevisaUnivision Inc., the leading Spanish-language media and content company in the world. In this role, he oversees strategic functions essential to TelevisaUnivision’s success, including Human Resources; Corporate Communications; Facilities/Real Estate; Social Impact; Diversity, Equity and Inclusion; and Corporate Safety, Health and Security. From 2018 to 2021, he served as co-founder and managing partner of BrandSparc, a global communications, branding and human resources firm. From 2017 to 2018, he was a member of General Motors’ global senior executive leadership team where he served as Senior Vice President of Global Human Resources. Mr. Tomás also served as Executive Vice President and Chief Human Resources Officer at Anthem, Inc. from 2013 to 2017. In this role, he was responsible for Human Resources; Corporate Communications; Diversity, Equity and Inclusion; and Corporate Security. Previously, Mr. Tomás held senior operations and administrative roles at Burger King Corporation, where he served as both president, Latin America and Caribbean region, and Global Chief People Officer. Mr. Tomás has also held human resources positions with Ryder System Inc., and operations and Human Resources roles at Publix Super Markets. Mr. Tomás holds a bachelor’s degree in business administration and a master’s in management from Florida International University. Mr. Tomás’s experience as a leader with large organizations with expertise in operations, people, and culture provide him with the qualifications to be a director.
Daniel Rivera currently serves as our President and Chief Executive Officer. He assumed the role in May 2025. Previously, Mr. Rivera served as our Chief Operating Officer from 2023 through 2025. Mr. Rivera joined Driven Brands in November 2012 as its Chief Information Officer. In 2014, Mr. Rivera was named Meineke Brand President. In 2020, he was named Group President of the Maintenance segment, in addition to President of Take 5 Oil Change. Prior to joining Driven Brands, Mr. Rivera held leadership roles at AutoNation, General Electric, Motorola, and Burger King. Mr. Rivera received a Bachelor of Science in computer engineering and a Juris Doctorate from Florida International University. Mr. Rivera's experience with Driven Brands, along with his extensive knowledge and expertise in leadership and operational matters, provides him with the qualifications and skills to serve as a director.

Class II Directors
The term of the Class II Directors will expire at the 2028 Annual Meeting. All of our Class II Directors were previously elected by stockholders at our 2025 Annual Meeting of Stockholders other than Mr. Johnson who was appointed to the Board on January 1, 2026.
Catherine (Cathy) Halligan became a member of our Board of Directors in December 2020 and previously served as a member of the board of managers of Driven Investor LLC. Ms. Halligan served as an Advisor from January to April 2012 and Senior Vice President, Sales & Marketing from July 2010 to December 2011 of PowerReviews Inc. (a leading SaaS software for customer reviews and social commerce) and prior to joining PowerReviews Inc., from 2005 to 2010, she held senior executive marketing and e-commerce roles at Walmart, including Chief Marketing Officer of Walmart.com from 2007 to 2009 and as Vice President Market Development, Global eCommerce from 2009 to 2010. Ms. Halligan also held executive roles at Williams-Sonoma, Inc., Blue Nile, and Gymboree. Ms. Halligan also serves as a director for Ferguson plc (a North American value-added distributor of infrastructure, plumbing, and HVAC products) where she serves on the Audit and Compensation Committees, Ulta Beauty Inc. (a retailer of All Things Beauty All In One Place), where she serves as a member of the Compensation and Nominating and Governance Committees, and Jeld-Wen Holding, Inc. (a leading global manufacturer of high performance interior and exterior building products) where she serves as the Chair of the Compensation Committee and as a member of the Audit Committee. She previously served as a director of FLIR Systems Inc. (a producer of thermal imaging cameras, components, and imaging sensors), where she chaired the Compensation Committee and was a member of the Audit Committee from 2014 to 2021. Ms. Halligan received a B.S. from Northern Illinois University. Ms. Halligan’s extensive board experience and experience in digital transformation, marketing, and retail provide her with the qualifications and skills to serve as a director.
Tim Johnson became a member of our Board of Directors in January 2026. Mr. Johnson served as the Chief Financial and Chief Administrative Officer for Victoria’s Secret & Co., a global fashion retailer of intimate apparel, from June 2021 until his retirement in May 2025. Previously, from 2000 to 2019, he worked at Big Lots, in roles of increasing responsibility, including as Chief Financial and Chief Administrative Officer from 2012 to 2019. He started his career in public accounting at Coopers & Lybrand, followed by corporate finance roles at then Limited Brands. Mr. Johnson currently serves as a director and member of the Finance Committee at Dollar Tree Stores, and as a director and member of the Audit and Talent & Compensation Committees of Brinker International and he previously served on the board of directors of The Aaron’s Company from 2021 to 2024. Mr. Johnson's experience in leadership roles at public companies, understanding of the competitive retail landscape, significant knowledge and expertise of finance and external reporting, along with him being a Certified Public Accountant for most of his career provide him with the qualifications and skills to serve as a director.
Rick Puckett became a member of our Board of Directors in December 2020 and previously served as a member of the board of managers of Driven Investor LLC. From December 2006 to December 2016, Mr. Puckett was the Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Snyder’s-Lance, Inc. (a snack food products company). Prior to Snyder’s-Lance, Mr. Puckett was Executive Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc. (a North American food wholesaler). Mr. Puckett serves as a director, chairman of the Compensation Committee, and a member of the Audit Committee for SPX Corporation (a supplier of highly engineered infrastructure equipment technologies) and as a director, chairman of the Audit Committee, and a member of the Compensation and Nominating and Corporate Governance Committees of Whitehorse Finance, Inc. (an investment company), positions he has held since May 2016 and December 2012, respectively. Mr. Puckett served as a member of the Board of Directors for Pet Valu, Inc., (a pet specialty retailer company, from August 2019 to May 2023) where he served as the Chairman of the Audit Committee. He also served on the Board of Directors for Late July Brands, a privately-held food company, from 2007 through 2010. Mr. Puckett is a Certified Public Accountant, and he received a B.S. in Accounting and an M.B.A. from the University of Kentucky. Mr. Puckett’s experience in leadership roles at his past companies, significant knowledge and understanding of corporate finance and financial reporting, and his expert background as a Certified Public Accountant provide him with the qualifications and skills to serve as a director.
Michael Thompson became a member of our Board of Directors in December 2020 and previously served as a member of the board of managers of Driven Investor LLC. Mr. Thompson joined Roark in 2010 and currently serves as a Managing Director. Prior to joining Roark, Mr. Thompson worked at Montage Partners (Phoenix-based private equity firm). Before Montage, Mr. Thompson served as a Senior Associate at Kroll Zolfo Copper (a financial advising company). Mr. Thompson received a B.A. from Pomona College and an M.B.A. from the University of Chicago Booth School of Business. Mr. Thompson is a designated director nominee by our Principal Stockholders under the Stockholders Agreement. Mr. Thompson’s involvement with his respective firms’ investments in various companies, in-depth knowledge, and industry experience, coupled with his skills in private financing and strategic planning, provide him with the qualifications and skills to serve as a director.

Class III Directors
The term of the Class III directors will expire at the 2026 Annual Meeting. The Class III Nominees are the only nominees that will stand for election at the 2026 Annual Meeting, for a term that will expire at the 2029 Annual Meeting of Stockholders or until each of their successors has been duly elected and qualified. Mr. Swinburn, in consultation with the Nominating and Corporate Governance Committee and the Board of Directors, determined that he will not stand for reelection to the Board at the 2026 Annual Meeting and will retire from the Board at the end of his current term. All of our Class III Nominees were previously elected by stockholders at our 2023 Annual Meeting of Stockholders other than Mr. Harmon who was appointed to the Board on January 1, 2024.
Damien Harmon became a member of our Board of Directors in January 2024. Since August 2025, he has served as the President, North America of Subway. In this role, he leads Subway's growth and expansion in North America, focusing on helping drive sales, traffic, and franchisee profitability. Prior to this role, from 2019 through 2025, he held roles of increasing responsibility at Best Buy Co., Inc., a consumer electronics retailer, including serving as the Senior Executive Vice President of Customer, Channel Experiences & Enterprise Services where he was responsible for retail stores and operations, in-home services and sales, virtual experiences, call centers, membership, and customer strategy, relationship offerings and insights. At Best Buy, he also served as Executive Vice President of Omnichannel from 2021 to 2023 where he established a dedicated operations plan to enhance the company’s ability to create seamless experiences for Best Buy customers, as President of Operations from 2020 to 2021, and as Senior Vice President of Workforce Design from 2019 to 2020. Prior to his time at Best Buy, he has held executive-level roles at Bridgestone Americas Inc., including serving as President of GCR Commercial Tires and as the Chief Operating Officer of Bridgestone Retail Operations. He holds a Bachelor’s Degree in Management from the University of Phoenix. Mr. Harmon’s deep experience in competitive and evolving retail and franchise environments and in delivering exceptional customer experiences provides him with the qualifications and skills to serve as a director.
Chadwick (Chad) Hume became a member of our Board of Directors in December 2020 and previously served as a member of the board of managers of Driven Investor LLC. Mr. Hume joined Roark in 2009 and currently serves as a Principal. Prior to joining Roark, Mr. Hume worked at Houlihan Lokey (an investment bank) and Bank of America (a financial services company). Mr. Hume received a B.B.A. from the Terry College of Business at the University of Georgia. Mr. Hume is a designated director by our Principal Stockholders under the Stockholders Agreement. Mr. Hume’s experience with his firm’s investments in branded consumer companies, expertise in corporate strategy and organization, and relevant experience in the industry provide him with the qualifications and skills to serve as a director.
Karen Stroup became a member of our Board of Directors in December 2020 and previously served as a member of the board of managers of Driven Investor LLC. Ms. Stroup currently serves as the Chief Digital Officer of WEX, Inc., a payments technology company, where she leads product management, design, data & analytics, and WEX’s customer and digital transformation. Prior to WEX, Ms. Stroup was the Chief Digital Officer at Thomson Reuters (a multinational media conglomerate) from 2019 to 2021, where she led Thomson Reuters’s end-to-end transformation to be a global digital company, leveraging data and shared capabilities to improve Net Promoter Score, grow revenue and improve sales and marketing efficiency. Prior to joining Thomson Reuters, Ms. Stroup has also served as Director, Digital BCG Accelerator for The Boston Consulting Group, Chief Digital Officer at TreeHouse (a home upgrade company) in 2018, as Senior Vice President, The Garage at Capital One Financial Corporation (a bank holding company) from 2016 to 2018, and as Vice President, Product Management at Intuit, Inc. (a financial software company) from 2007 to 2016. Ms. Stroup received a B.B.A. from the University of Notre Dame and an M.B.A. from Dartmouth College. Ms. Stroup’s experience in leading digital transformations and delivering results leveraging customer-driven innovation provide her with the qualifications and skills to serve as a director.
Peter Swinburn became a member of our Board of Directors in December 2020 and previously served as a member of the board of managers of Driven Investor LLC. Mr. Swinburn served as the Chief Executive Officer of Molson Coors (a multinational drink and brewing company) from 2008 to 2014. He previously served on the board of Express Inc. (a specialty retail apparel chain) where he is the Chair of the Compensation and Nominating and Governance Committee. Mr. Swinburn also sits on the boards of Wales Millennium Centre (an arts center), and The Rise (a housing development company) each, a privately-held company. Mr. Swinburn previously served as a director for Cabela’s Inc. (a specialty retailer of outdoor recreation merchandise), from 2015 to 2021, High Level Software Ltd. (a software company), and Fuller Smith & Turner (a brewing company). Mr. Swinburn received a B.Sc. from University of Wales, Cardiff. Mr. Swinburn’s extensive board experience and significant knowledge and understanding of business development, strategic planning, and consumer brand marketing provide him with the qualifications and skills to serve as a director.
Corporate Governance and Board Matters
Code of Ethics
The Company has adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial, and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at https://investors.drivenbrands.com. The Company intends to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.
Insider Trading Policy
The Company has adopted a Securities Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, and other covered persons, as well as Driven Brands itself, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules, and regulations and the exchange listing standards applicable to us. A copy of our Securities Trading Policy is filed as Exhibit 19 to this Annual Report.
Audit Committee
The Board has a standing Audit Committee. Our Audit Committee consists of Timothy Johnson, Rick Puckett, Karen Stroup, and Peter Swinburn. Our Board of Directors determined that Timothy Johnson and Rick Puckett qualify as “audit committee financial experts” as such term is defined in Item 407(d)(5) of Regulation S-K and that all Audit Committee members are independent as independence is defined in Rule 10A-3 of the Exchange Act and under the Nasdaq listing standards.
Item 11. Executive Compensation
Director Compensation
The following table sets forth information concerning the compensation earned by our non-employee directors during the fiscal year ended December 27, 2025. Timothy Johnson commenced service on our Board of Directors on January 1, 2026, and thus, is not reflected in the below table. Mr. Fitzpatrick served as our Chief Executive Officer until May 9, 2025 and thereafter remained on our Board of Directors as Non-Executive Chairman. Compensation earned by him for services as Chief Executive Officer and thereafter, as a non-employee director are reflected in the Summary Compensation Table.

Name	Fees earned or paid in Cash ($)	Stock Awards(1) ($)	Total ($)

Neal Aronson(2)	—	—	—

Cathy Halligan	107,750	145,789	253,539

Damien Harmon	84,500	145,789	230,289

Chad Hume(2)	—	—	—

Rick Puckett	111,250	145,789	257,039

Karen Stroup	98,250	145,789	244,039

Peter Swinburn	107,500	145,789	253,289

Michael Thompson(2)	—	—	—

Jose Tomás	93,500	145,789	239,289
(1)Amounts set forth in the Stock Awards column represent the grant date fair value of restricted stock units (“RSUs”) granted to certain of our non-employee directors in 2025 computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“FASB Topic 718”) based on the closing price of our common stock on the date of grant.
(2)Directors who are affiliated with Roark do not receive any compensation in connection with their service as directors.
The following table shows the number of RSUs outstanding and the total number of stock options outstanding for each non-employee director as of December 27, 2025. Directors who are affiliated with Roark did not hold any outstanding RSUs or stock options as of such date.

Name	Number of Outstanding Restricted Stock Units	Number of Outstanding Stock Options

Cathy Halligan	8,809	18,182

Damien Harmon	8,809	—

Rick Puckett	8,809	34,444

Karen Stroup	8,809	18,182

Peter Swinburn	8,809	31,307

Jose Tomás	8,809	—

Our Board of Directors has approved and implemented the following director compensation program for each of our non-employee directors. The following table sets forth the cash component of our non-employee director compensation policy (which reflects a new retainer for the Chairman of the Board and increases to the committee cash retainers compared to our 2024 compensation program, which changes were approved by the Board to align the program more closely to market practices) :

Recipient(s)	Annual Cash Retainer ($)

Chairman of the Board	125,000

Non-employee directors	75,000

Audit Committee chair	30,000

Audit Committee members (excluding chair)	15,000

Compensation Committee chair	25,000

Compensation Committee members (excluding chair)	10,000

Nominating and Corporate Governance Committee chair	20,000

Nominating and Corporate Governance Committee members (excluding chair)	10,000
In addition to the annual cash retainers set forth above, each of our independent non-employee directors receives an annual equity award of RSUs. In 2025, the grant date fair value of the RSU grant was approximately $145,000. In addition, the Chairman of the Board’s receives an incremental RSU grant with a grant date fair value of approximately $55,000. These annual RSU awards generally vest on the first anniversary of the date of grant, subject to such director’s continued service through such date.
In March 2026, the Board, following a recommendation from the Nominating and Corporate Governance Committee, agreed to increase the annual cash retainer for non-employee directors to $85,000 and the annual equity award of RSUs to a grant date fair value of $165,000.
Executive Compensation
Compensation Discussion & Analysis
The following CD&A provides information regarding the objectives and elements of our executive compensation philosophy, practices, and programs with respect to the compensation of our named executive officers (“NEOs”). The following should be read together with the compensation tables and related disclosures set forth below.
This CD&A details the continued evolution of our executive compensation program since we became a publicly-traded company in January 2021. We have established a number of policies and practices to support our compensation philosophy, improve our compensation governance, and drive performance that align executives’ and stockholders’ interests.
Our NEOs for the fiscal year ended December 27, 2025 are set forth in the table below. We had no other individuals serve as executive officers of the Company during the 2025 fiscal year.

Name	Title

Daniel R. Rivera(1)	President and Chief Executive Officer

Michael F. Diamond	Executive Vice President and Chief Financial Officer

Scott O’Melia	Executive Vice President and Chief Legal Officer

Muhammad Khalid(2)	Executive Vice President and Chief Operating Officer

Jonathan Fitzpatrick(1)	Chairman of the Board; former President and Chief Executive Officer
(1)Mr. Rivera replaced Mr. Fitzpatrick, who stepped down as President and CEO and terminated his employment, effective as of May 9, 2025. Following his termination, Mr. Fitzpatrick assumed the role of non-executive Chairman of the Board. To facilitate the transition and enable continuity, Mr. Fitzpatrick also served as a Senior Advisor to Mr. Rivera through the end of the 2025 fiscal year. See the "CEO Transition" section below for additional information.
(2)Mr. Khalid was appointed as our Executive Vice President and Chief Operating Officer effective as of August 25, 2025.

Executive Summary
Executive Compensation Philosophy

WE ARE GUIDED BY THE THREE PRINCIPLES OF OUR EXECUTIVE COMPENSATION PHILOSOPHY	Pay for Performance

Attract, Retain, and Promote Talent

Align Executives’ Interests with the Interests of Stockholders

The success of our business and value creation for our stockholders depends on the continued contributions of all our employees, including key executives and senior management. We have designed our executive compensation program to (i) align executives’ compensation with Company performance through targets and metrics that incentivize the production of sustainable and profitable long-term growth; (ii) attract, retain, and promote talent with competitive compensation, including an appropriate balance of fixed and variable compensation; and (iii) align executives’ interest with the interests of our stockholders through long-term equity incentive awards that primarily vest based on the Company’s performance over a three-year performance period.
Overview of Executive Compensation
The Company’s executive compensation program consists of three primary elements: (1) Base Salary; (2) Annual Cash Incentive; and (3) Long-Term Equity Incentives composed of Performance-based Restricted Stock Units (“PSUs”) and Restricted Stock Units (“RSUs”). Other than the base salary, the amount of compensation realized by the NEOs depends predominantly on the Company’s achievement of specified strategic goals and metrics and the appreciation of our stock price. For more information regarding each element, see “Elements of Executive Compensation” below.

Compensation Element	Description	Objectives

Base Salary	Annual fixed compensation
•To target a competitive level of fixed compensation to attract and retain top talent with the experience, skills, and abilities critical to our long-term success
•To reward sustained success in meeting or exceeding key corporate or business objectives through performance-based salary increases

Annual Cash Incentive	Performance-based cash award based on the Company’s achievement of certain strategic metrics
•To recognize individuals based upon their contributions to goals and objectives aligned to the delivery of key strategic priorities
•To drive Company performance towards achievement of key strategic goals that are aligned with the interests of stockholders

Long-Term Equity Incentives	PSUs: Cliff vest at the end of a three-year performance period based on achievement against pre-established cumulative adjusted EBITDA goals and relative total stockholder return (“TSR”) performance
•To reward for achievement of superior long-term performance (both absolute and relative) that is aligned with the interests of stockholders
•To support focus on long-term, sustainable performance and to drive retention of key talent

	RSUs: Vest ratably over three years, assuming continued employment	•To retain executives and directly align their interests with those of stockholders

Target 2025 Compensation Mix for our CEO and Other NEOs
The Company’s executive compensation program places a majority of our NEOs’ annual compensation at-risk based on Company performance. The following shows the mix of our CEO’s and the average of our other NEOs’ 2025 target compensation, consisting of their 2025 base salary, target 2025 annual cash bonus, and target value of annual long-term equity incentives granted in 2025 (“Target Compensation”). As indicated below, pursuant to our philosophy of aligning pay with performance, 78% of our non-CEO NEOs’ average Target Compensation, and 85% of our CEO's Target Compensation, is at-risk.

(1)Represents annualized target compensation levels for Mr. Rivera.
(2)Excludes Mr. Fitzpatrick, given his termination of employment, as well as the one-time special equity award for Mr. Khalid and transaction bonus earned by Mr. O'Melia in 2025 given the one-time nature of such awards.
Compensation Best Practices

Over 75% of 2025 Target Compensation is at-risk

Fully independent Compensation Committee

Established Stock Ownership Guidelines

Regularly engage with investors regarding the executive compensation program

Use a mix of pre-established relative and absolute performance metrics

Provide minimal perquisites

Prohibit repricing underwater options

Prohibit our NEOs from engaging in short sales, hedging transactions, or other speculative trading of our securities

Prohibit excise tax gross-up payments

Mitigate undue risk through caps on performance-based payments and active engagement and oversight of compensation program by the Compensation Committee

Clawback provisions apply in the event of accounting restatements and instances of fraud or violation of restrictive covenants and cover both time-and performance-based awards

Compensation Committee engagement of an independent compensation consulting firm

Process for Determining Executive Compensation
Our Compensation Committee is responsible for determining and recommending to the Board for approval the compensation of our CEO and for approval of the compensation for our other executive officers. Our Compensation Committee reviews with management the Company’s compensation philosophy, objectives, and targets. Our CEO (for 2025, Mr. Fitzpatrick prior to his termination) works closely with our Compensation Committee in managing our executive compensation program and attends meetings of our Compensation Committee. Because of his daily involvement with the executive team, our CEO makes recommendations to the Compensation Committee regarding compensation for the executive officers other than himself. Our CEO does not participate in discussions with our Compensation Committee or our Board regarding his own compensation. Mr. Rivera's compensation as CEO was set in connection with his appointment.
Our Compensation Committee has retained Meridian Compensation Partners (“Meridian”) as its independent executive compensation advisor to support our Compensation Committee as our executive compensation program continues to mature. After taking into consideration the factors listed in Nasdaq Listing Rule 5605(d)(3)(D), the Compensation Committee concluded that there are no conflicts of interest with respect to the engagement of Meridian by the Compensation Committee.
Meridian assisted the Compensation Committee in reviewing the peer group that it would use for benchmarking purposes related to 2025 executive compensation determinations. After considering multiple factors, including annual revenue, system-wide sales, market capitalization, EBITDA, franchise focus, and historical and projected growth rates, our Compensation Committee approved the peer group set forth below, which remained the same as the peer group used for 2024. The Compensation Committee believes that Driven Brands’ positioning between the 25th and 50th percentiles of the peer group for annual revenue, and closer to the 50th percentile for system-wide sales, makes the peer group a good basis for compensation benchmarking.

Peer Group used for 2025 Compensation Decisions

Academy Sports and Outdoors	Domino’s Pizza	Papa John’s International	Valvoline

Avis Budget Group	Five Below	Planet Fitness	Williams-Sonoma

Bloomin’ Brands	Floor & Décor Holdings	Restaurant Brands International	Wyndham Hotels & Resorts

Choice Hotels International	Hertz Global Holdings	Texas Roadhouse

Dick’s Sporting Goods	Jack in the Box	The Wendy’s Co.

Say on Pay, Response to Stockholder Feedback, and Stockholder Outreach
The Compensation Committee and the Board value the input of our stockholders. Driven Brands is dedicated to maintaining robust engagement with our stockholders through the active involvement of our senior management and investor relations teams. In Fiscal Year 2025, we conducted approximately 200 meetings with current stockholders and potential investors, underscoring our commitment to engaging in thorough discussions about governance, Company performance, strategic initiatives, and the Company’s future direction.
At our 2025 Annual Meeting, approximately 86% of the votes cast voted in favor of our NEO compensation program. Given this level of support of our stockholders for our executive compensation program, we did not make significant changes to our executive compensation program as a result of such vote.
The Board of Directors and our senior management team continue to value the input and feedback we receive from our stockholders regarding our company’s strategies, operations, and corporate governance practices. We believe fostering an open and mutually beneficial dialogue with our investors is essential. This approach not only improves transparency for our stockholders but also enables both our Board and management team to make decisions that are well-informed and aligned with the interests and concerns of our stockholders.
Elements of Executive Compensation
As noted above, our compensation program consists of three main elements: base salary, annual cash incentives, and equity-based long-term incentives. We also provide various benefit and retirement programs.
Base Salary
NEOs receive a base salary to compensate them for services provided to the Company. Base salary provides a fixed component of compensation and is intended to reflect numerous factors, such as the nature of the role and the experience and performance of the individual. The Compensation Committee sets and adjusts the base salaries of our executive officers, including our NEOs, as it deems appropriate. During 2025, Mr. Rivera's and Mr. Khalid's base salaries shown below were set in connection with their appointments to President and Chief Executive Officer and Chief Operating Officer, respectively. Mr. O'Melia's base salary increased from $525,000 to $600,000 during 2025 in recognition of his contributions to, and leadership on, various critical strategic projects. The Compensation Committee did not increase the base salary for Mr. Diamond in 2025.

Name	2025 Annual Base Salary ($)

Daniel R. Rivera	800,000

Michael F. Diamond	700,000

Scott O’Melia	600,000

Muhammad Khalid	575,000

Jonathan Fitzpatrick(1)	1,000,000

(1)Mr. Fitzpatrick stepped down as President and Chief Executive Officer on May 9, 2025 and the amount shown reflects his annual base salary as in effect prior to his resignation.
Annual Incentive Compensation
During fiscal year 2025, our NEOs were eligible to participate in our annual performance-based cash bonus plan (“ABP”). The 2025 annual target bonus levels (as a percentage of base salary) for each of our NEOs under the ABP are set forth below. Mr. Rivera's and Mr. Khalid’s target bonuses shown below were set in connection with their respective appointments. The Compensation Committee did not increase the target bonus (as a percentage of base salary) for any of our other NEOs in 2025.

Name	2025 Target Bonus (% of Base Salary)

Daniel R. Rivera	150%

Michael F. Diamond	100%

Scott O’Melia	100%

Muhammad Khalid	100%

Jonathan Fitzpatrick(1)	150%

(1)Mr. Fitzpatrick's 2025 ABP was forfeited in its entirety upon his resignation.
The ABP is a critical component of the executive compensation program, reinforces the Company’s goals and strategic initiatives, and rewards executives for Company and business unit performance, as applicable. The Compensation Committee discusses potential metrics used to determine the amount of bonus payable to each NEO and selects and weights metrics that capture the major levers that drive our growth and financial success and reflect our key performance indicators for the applicable year. The Company does not disclose the specific targets for each of the metrics due to the risk of competitive harm, but the target for each metric meets or exceeds the financial guidance that the Company provides to investors. The target for each metric is set to reward only exceptional performance and requires year-over-year improvement for most metrics.
The following metrics, weightings, and payout scales applied to the 2025 ABP:

	Weight	Threshold Performance (Percentage of Target)	Target Performance (Percentage of Target)	Max Performance (Percentage of Target)

Payout (% of target)		50%	100%	200%

Adjusted EBITDA(1)	75%	95%	100%	110%

Revenue	10%	95%		110%
Same-Store Sales	15%	50%		200%
(1)“Adjusted EBITDA” represents earnings before interest expense, income tax expense, and depreciation and amortization, with further adjustments for acquisition-related costs, equity compensation, loss on debt extinguishment, and certain non-recurring, non-core, infrequent, or unusual charges. Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Reconciliation of Non-GAAP Financial Information” for a reconciliation of Non-GAAP financial measures.
In addition to the noted metrics, the Company must meet or exceed threshold performance for the Adjusted EBITDA metric for any ABP payment to be paid. The overall bonus payout was also subject to a 20% reduction if a material weakness in internal controls is reported in this Annual Report. The Compensation Committee and Board also reserve the right to adjust individual payouts based on extraordinary performance or event(s).
In 2025, the Company did not meet the Adjusted EBITDA threshold performance level. Therefore, the NEOs did not receive any payments under the 2025 ABP.
Long-Term Incentive Compensation—Equity
We believe that long-term equity compensation is important to assure that the interests of our executives are aligned with those of our stockholders, thus promoting value-creation for our executives and our stockholders. We provide equity-based incentive compensation to our NEOs because it links our long-term results achieved for our stockholders and the rewards provided to NEOs, thereby ensuring that such officers have a continuing stake in our long-term success. Accordingly, in 2025, the Company granted long-term equity incentive (“LTI”) awards to our NEOs.
Pursuant to the 2025 NEO LTI program, the Company granted both RSUs and PSUs. The RSUs comprised one-third of the target award value and the PSUs comprised two-thirds of the target award value. Of the PSUs granted, 60% vest based on the Company’s cumulative Adjusted EBITDA for the three fiscal years in the performance period and 40% vest based on the Company’s relative TSR over the performance period. The performance period for the 2025 PSUs is the three fiscal years from 2025 through 2027 (“Performance Period”).
The following table sets forth the key provisions of the 2025 annual LTI awards.
2025 Long-Term Incentive Compensation

Vehicle	Vesting Criteria	Objective	Key Design Features

RSUs (33% of award value)	Ratably over three years	•Alignment with shareholders •Retention of executive officers	•Value driven by our stock price performance

PSUs (67% of award value)	Cumulative Adjusted EBITDA over the Performance Period (60% of PSUs)	•Incentivize delivery of long-term strategy	•0-200% of the units vest based on the Company’s financial performance against a pre-set target

	Relative TSR against constituents of S&P MidCap 400 Index over the Performance Period (40% of PSUs)	•Incentivize relative stock price outperformance •Align with experience of shareholders	•0-200% of units vest based on the Company’s relative TSR

The number of PSUs that vest following the Performance Period is determined based on the following performance scales. The Company does not disclose its target Cumulative Adjusted EBITDA for the Performance Period due to the risk of competitive harm, but the target is set at a level based on the publicly issued guidance provided by the Company and internal forecasts and goals, and is subject to adjustment to account for significant transactions that impact cumulative Adjusted EBITDA and were not contemplated when the initial goal was set.
2025 PSU Metrics and Weightings

Metric	Weight	Threshold	Target	Max

Payout (% of target)		50%	100%	200%

Cumulative Adjusted EBITDA	60%	90% of target	100% of target	110% of target

Relative TSR(1)	40%	25th percentile	50th percentile	75th percentile

(1)Performance relative to the S&P MidCap 400 Index constituents at the beginning of the Performance Period.
2025 Target LTI Award Values
The following table sets forth the 2025 annual LTI target award values for each of our NEOs. Mr. Rivera’s and Mr. Khalid’s target award values were set in recognition of their respective appointments. Mr. Rivera’s annual grant approved by the Board in March, with grants effective upon his appointment as President and Chief Executive Officer. Mr. O'Melia's target award value increased during 2025 in recognition of his contributions to, and leadership on, various critical strategic projects. Mr. Fitzpatrick did not receive any 2025 LTI awards due to his termination of employment (other than RSUs, with a total target value of approximately $200,000 granted for his services as non-executive Chairman of the Board).

Name	Target Value ($)

Daniel R. Rivera	3,200,000

Michael F. Diamond	1,750,000

Scott O’Melia	1,500,000

Muhammad Khalid	950,000

The number of RSUs and PSUs granted to the NEOs was determined by dividing the target values above by the average of the closing price of the Company’s stock for the 10 trading days prior to the grant date, which in 2025 was $16.46. For the number of RSUs and target PSUs granted and the accounting grant date fair value of such awards, see the “2025 Grants of Plan-Based Awards Table.”
Rivera Award
In connection with, and in recognition of, his promotion to President and Chief Executive Officer, the Board approved a supplemental 2025 LTI award with a target grant date value of $500,000. Such target grant date value was added to Mr. Rivera’s annual LTI target award value described above and such combined award was granted one-third in the form of RSUs and two-thirds in the form of PSUs (subject to vesting as described above).
Khalid Award
In June 2025, the Compensation Committee approved a special LTI award for Mr. Khalid with a target grant date value of $3 million in recognition of his key leadership role with Take 5 Oil Change. One-third of the award was granted in the form of RSUs that will ratably vest on the first two anniversaries of the grant date and two-thirds of the award was granted in the form of PSUs that will vest based upon Take 5 Oil Change's Adjusted EBITDA performance for fiscal year 2027.
2023 PSU Payouts
The PSUs previously granted to Messrs. Rivera, O'Melia, Khalid and Fitzpatrick in 2023 were similar in structure to the 2025 PSUs and eligible to vest based on the achievement of Cumulative Adjusted EBITDA performance goals (weighted 60%) and the Company's Relative TSR performance as compared to the constituents of the S&P 400 Midcap Index (weighted 40%), in each case, over a three-year performance period which ended on December 27, 2025. No payout would be earned for performance below the threshold performance level for each metric, while performance at the threshold performance level would result in 50% of the target PSUs vesting, and performance at the maximum performance level would result in 200% of the target PSUs vesting. Following the end of the performance period and in accordance with the terms of the PSU award agreement, the Compensation Committee adjusted the Cumulative Adjusted EBITDA target to account for strategic transactions that took place during the performance period. In April 2026, the Compensation Committee certified the final achievement against each metric, which resulted in an aggregate payout at 0% as neither the Cumulative Adjusted EBITDA metric nor the Relative TSR metric met threshold performance.
CEO Transition
On May 9, 2025 (the “CEO Transition Date”) Mr. Fitzpatrick stepped down as President and Chief Executive Officer and terminated his employment with the Company. Following such termination, Mr. Fitzpatrick assumed the role of the non-executive Chair of the Board. Consistent with the Company’s succession plan developed over several years, the Board appointed Mr. Rivera to serve as President and CEO, effective as of the CEO Transition Date. To facilitate the transition and enable continuity, Mr. Fitzpatrick served as a Senior Advisor to Mr. Rivera through the end of our 2025 fiscal year and received a total of $750,000 in cash fees as compensation for such advisory services. Mr. Fitzpatrick did not receive any severance in connection with his termination. As a non-employee director, Mr. Fitzpatrick received compensation as described in the “Director Compensation” section above as well as an additional cash retainer of $125,000 (for a total of $200,000 in cash payments) and an additional grant of RSUs with a target value of $55,000 (for a total RSU grant with a target value of $200,000) for his service as Chair of the Board.
Employee Benefits, Retirement and Perquisites
In addition to medical, dental, and disability benefits generally available to our broader employee population, we provide certain limited perquisites to our NEOs, which we have determined are appropriate for recruitment and retention of qualified executive officers. The perquisites and other benefits provided to our NEOs in 2025 included company-paid group life insurance premiums, and annual executive physicals. We do not view perquisites or other personal benefits as a significant component of our executive compensation program. Attributed costs of the perquisites and personal benefits described above for our NEOs are included in the column “All Other Compensation” of the Summary Compensation Table.

We also provide a qualified retirement savings plan to our NEOs and our NEOs are eligible to participate in the Driven Brands, Inc. Non-qualified Deferred Compensation Plan. See “Retirement Benefits” for additional information regarding such plans. For a description of the cash severance payments and benefits potentially payable to our NEOs following certain terminations of employment pursuant to the terms of each NEO’s employment agreement, see “Potential Payments Upon Termination of Employment or Change in Control” for additional information.
Other Compensation Policies and Practices
Hedging and Pledging Policy
Our Securities Trading Policy provides that Company employees and directors may not engage in derivative transactions involving the Company’s securities. Our Securities Trading Policy further prohibits our directors, officers, and other employees, and their designees, from purchasing any financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of the Company’s equity securities. The Company prohibits its directors, officers, employees, and their household and immediate family from engaging in transactions regarding purchasing, or pledging of, the Company’s stock on margin, short sales, buying or selling puts, calls, options, or other derivatives in respect of securities of the Company.
Stock Ownership Guidelines
We maintain stock ownership guidelines for our NEOs to encourage them to maintain a significant financial stake in the Company and align their interests with the interests of our stockholders. The CEO and other NEOs must own shares of Driven Brands stock with a fair market value of at least the following:

Role	Ownership Requirement

CEO	6x annual cash salary

Other NEOs	3x annual cash salary

Ownership guidelines may be fulfilled using the following shares:
•Shares owned outright, including vested restricted stock
•Unvested time-based restricted stock
•Unvested RSUs
Stock options (whether or not vested) and unvested PSUs and performance-based restricted stock awards may not be used to fulfill ownership guidelines.
The Compensation Committee reviews the guidelines and monitors compliance with them annually. Our NEOs who are currently employed by us have until March 2027, other than Mr. Khalid (who has until February 2028) and Mr. Diamond (who has until August 2029), to comply with the stock ownership guidelines, and future executive officers will have five years from receipt of their first full LTI grant to comply with the guidelines.
Clawback Provisions
We maintain a Rule 10D-1 Clawback Policy, which is intended to comply with the requirements of Listing Rule 5608 adopted by the Nasdaq Stock Market implementing Rule 10D-1 under the Securities Exchange Act of 1934 (the “Clawback Policy”). In the event the Company is required to prepare an accounting restatement of the Company’s financial statements due to material non-compliance with any financial reporting requirement under the federal securities laws, the Company will recover, on a reasonably prompt basis, the excess incentive-based compensation received by any covered executive, including the NEOs, during the prior three fiscal years that exceeds the amount that the executive otherwise would have received had the incentive-based compensation been determined based on the restated financial statements.

The Company is in the process of evaluating the impact of the Restatement under the Clawback Policy. The Company will disclose the outcome of that analysis, including any recovery determinations, when completed. See the “Recovery of Erroneously Awarded Compensation” section below for additional information.
In addition, our RSU and PSU grant agreements permit the Compensation Committee to, among other actions, cancel such awards (including awards subject to time-based vesting conditions) if the executive engages in activity that is in conflict with or adverse to the interests of the Company or any affiliate, including fraud, violation of any restrictive covenants, and conduct contributing to any financial restatements.

Compensation Risk Assessment
Our management conducted an assessment of our compensation policies and practices that apply to employees at all levels, including those participating in the ABP and those who receive LTI grants. The assessment was conducted by members of our human resources division, and included an evaluation of:
•The types of compensation offered (including fixed and incentive, as well as short-term and long-term incentives);
•Eligibility for participation in compensation programs;
•Compensation program design and governance;
•The process for establishing performance objectives; and
•Processes and program approvals for our compensation programs.
The assessment was discussed with the Compensation Committee in March 2025. Management’s conclusion, with which the Compensation Committee concurred, was that the Company’s compensation programs and practices do not encourage unnecessary or excessive risk behaviors in pursuit of strategic objectives or otherwise, and the programs and practices are not reasonably likely to have a material adverse effect on the Company.
Equity Grant Timing
Since the establishment of an annual LTI program, the Compensation Committee has generally granted annual equity awards each year at its regularly scheduled Compensation Committee meeting in February or March. Awards may also be granted throughout the year, generally in instances of new hires, promotions, or to recognize exceptional performance. Although the Company does not currently grant stock options or stock appreciation rights, eligible employees may enroll to purchase shares of the Company’s Common Stock under the terms of our Employee Stock Purchase Plan, with purchase dates generally in early March and early September of each year. The Company may change these equity grant practices in the future. During 2024, the Compensation Committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and the Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report .
THE COMPENSATION COMMITTEE OF
THE BOARD OF DIRECTORS
Catherine Halligan, Chair
Damien Harmon
Rick Puckett
Karen Stroup
Jose Tomás

Executive Compensation Tables
Summary Compensation Table
The following summary compensation table sets forth information regarding the compensation paid to, awarded to, or earned by our NEOs for services rendered in all capacities during the fiscal year ended December 27, 2025, December 28, 2024, and December 30, 2023.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Stock Awards(2)(3) ($)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5) ($)	Total ($)
Daniel Rivera President and Chief Executive Officer	2025	714,328	—	4,421,299	—	—	52,608	5,188,235
	2024	575,001	—	1,587,499	—	428,950	39,884	2,631,334
	2023	555,769	37,401	5,993,746	841,686	130,065	30,413	7,589,080
Michael Diamond Executive Vice President and Chief Financial Officer	2025	700,000	—	2,036,570	—	—	40,060	2,776,630
	2024	282,692	550,000	3,637,572	—	—	8,305	4,478,569
Scott O’Melia Executive Vice President and Chief Legal Officer	2025	582,693	333,333	1,527,438	—	—	20,231	2,463,695
	2024	490,385	166,667	4,505,233	—	391,650	16,122	5,570,057
	2023	475,000	—	1,556,470	1,140,187	53,438	18,570	3,243,665
Muhammad Khalid Executive Vice President and Chief Operating Officer	2025	507,693	—	4,006,703	—	—	37,271	4,551,667
Jonathan Fitzpatrick Non-Executive Chair of the Board and Former President and Chief Executive Officer	2025	384,615	—	205,565	—	—	926,432	1,516,612
	2024	1,000,000	—	5,521,742	—	1,119,000	15,042	7,655,784
	2023	1,000,000	—	22,442,237	5,363,937	225,000	44,442	29,075,616
Footnotes:
(1)For Mr. O'Melia, the reported amount reflects a one-time transactional bonus that was originally granted in 2024. One-third of such bonus was payable upon the closing of the sale of the Company's Canadian distribution business, which was paid in August 2024, and two-thirds of such bonus was payable upon the closing of the sale of the United States Car Wash business, which was paid in April 2025.
(2)For 2025 stock awards, amounts reflect the grant date value of PSUs and RSUs, in each case calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, "Stock Compensation," ("FASB, ASC Topic 718") excluding the effect of estimated forfeitures. For the PSUs, the amounts reported are based on the probable outcome of the performance conditions at grant. The grant date fair value of the PSUs, assuming maximum performance, would have been as follows: Mr. Rivera: $5,070,836; Mr. Diamond: $2,346,194; Mr. O'Melia: $1,759,662; Mr. Khalid: $1,273,655 (for his 2025 annual PSUs) and $3,868,169 (for his special PSUs). Actual units awarded at time of grant were determined based on the average closing price on the 10 trading days preceding the grant date which may, at times, result in a difference between the target award value presented in the Long-Term Incentive Compensation section and the values reported in this table. The valuation of the PSU awards for fiscal 2025 include a Monte Carlo valuation for the 40% of the PSUs granted that vest based on Relative TSR, the assumptions for which are set forth in Note 14 to the Notes to Consolidated Financial Statements. For Mr. Fitzpatrick, the amount reflects the grant date fair value of RSUs granted to him for services as a non-employee director.
(3)For Messrs. Fitzpatrick, Rivera, and O'Melia, the 2023 Stock Awards amounts include, and the 2023 Option Awards amounts represent, the incremental accounting value, determined in accordance with FASB, ASC Topic 718, recognized due to modification of the restricted stock and stock option awards held by such NEOs (which were exchanged from profits interests awards granted prior to our initial public offering) from a performance-based to a time-based vesting schedule.
(4)Amounts represent cash bonuses paid to each of our NEOs based on achievement of certain financial and operational performance goals for fiscal year 2025 under the ABP. Additional information regarding the determination of the payments under the ABP for 2025 is included in the Compensation Discussion & Analysis under the subheading “Elements of Executive Compensation— Annual Incentive Compensation.”
(5)Amounts reported under All Other Compensation reflect the following:

Name	Company 401(k)/ Retirement Plan Match ($)	Company Deferred Compensation Match ($)	Group Term Life ($)	Executive Medical Program ($)	Director Cash Compensation ($)(1)	Senior Advisor Fees ($)(2)	Total ($)
Daniel Rivera	14,000	34,298	810	3,500	—	—	52,608
Michael Diamond	14,000	21,000	540	4,520	—	—	40,060
Scott O’Melia	14,000	—	2,322	3,909	—	—	20,231
Muhammad Khalid	14,000	15,231	540	7,500	—	—	37,271
Jonathan Fitzpatrick	14,000	11,539	893	—	150,000	750,000	926,432
Footnotes:
(1)Represents cash retainers earned for Mr. Fitzpatrick's service as Chairman of the Board. For additional details, please refer to Compensation Discussion & Analysis, under the subheading “CEO Transition" and the "Director Compensation" section.
(2)Represents compensation earned for service as a Senior Advisor to the Company. For additional details, please refer to Compensation Discussion & Analysis, under the subheading “CEO Transition.”

2025 Grants of Plan-Based Awards
The following table sets forth certain information with respect to certain grants of plan-based awards during fiscal year 2025 for each of our NEOs.

Name	Award Type	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards(3) ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Daniel Rivera	Restricted Stock Units	5/9/2025							71,692	1,267,515

	Performance Stock Units	5/9/2025				71,703	143,406	286,812		3,153,785

	2025 Annual Bonus Program		600,000	1,200,000	2,400,000

Michael Diamond	Restricted Stock Units	3/13/2025							35,436	586,466

	Performance Stock Units	3/13/2025				35,441	70,882	141,764		1,450,104
	2025 Annual Bonus Program		350,000	700,000	1,400,000

Scott O'Melia	Restricted Stock Units	3/13/2025							26,577	439,849

	Performance Stock Units	3/13/2025				26,581	53,162	106,324		1,087,588

	2025 Annual Bonus Program		300,000	600,000	1,200,000

Muhammad Khalid	Restricted Stock Units	3/13/2025							19,237	318,372

	Performance Stock Units	3/13/2025				19,240	38,479	76,958		787,203

	Restricted Stock Units(4)	6/17/2025							56,818	967,042

	Performance Stock Units(4)	6/17/2025				56,818	113,636	227,272		1,934,085

	2025 Annual Bonus Program		287,500	575,000	1,150,000

Jonathan Fitzpatrick	Restricted Stock Units(5)	5/9/2025							11,627	205,565

Footnotes:
(1)The amounts shown represent the threshold, target, and maximum amounts payable under the 2025 ABP. Threshold payout level represents the minimum level of performance achievement required for each of the metrics, and payout amount reflects weighted Threshold payout level at 50% of Target. The Maximum payout level reflects a weighted average maximum of 200% under the plan.
(2)The amounts shown represent the range of shares eligible to vest under the PSUs granted to our NEOs during 2025. The amounts shown in the Target column represent the target number of shares that could vest for each NEO if 100% of the performance objectives are achieved. The amounts shown in the Maximum column represent the maximum number of shares that could vest under the PSU grant—200% of the target shares granted. The amounts shown in the Threshold column represent the minimum number of shares that could vest under the PSU grants if the minimum qualifying level of performance is achieved on the performance objectives—50% of the target shares granted. The 2025 annual PSUs vest over a three-year performance period based on three-year EBITDA attainment, weighted at 60%, and relative TSR ranking compared to the companies comprising the S&P Midcap 400 Index on the date of grant, weighted at 40%. Mr. Khalid's special PSUs vest based upon Take 5 Oil Change's Adjusted EBITDA performance for fiscal year 2027.
(3)Amounts in this column represent the aggregate grant date fair value of the equity awards granted during fiscal 2025, calculated in accordance with FASB, ASC Topic 718, excluding the effect of estimated forfeitures. See Note 14 to the Notes to Consolidated Financial Statement for more information about the assumptions used to determine these amounts.
(4)As described in the "Compensation Discussion and Analysis," Mr. Khalid received a special one-time RSU and PSU grant.
(5)Represents RSUs granted to Mr. Fitzpatrick for services as Chairman of the Board.

Outstanding Equity Awards at Fiscal Year-End 2025
The following table provides information about the outstanding equity awards held by our NEOs as of December 27, 2025. Market values reflected below are calculated based on our closing stock price of $14.82 on December 26, 2025 (the last trading day of our 2025 fiscal year).

	Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity incentive plan awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity incentive plan awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel Rivera	1/14/2021	74,930	$22.00	1/14/2031
	1/14/2021	193,491	$22.00	1/14/2031
	12/20/2021	250,000	$30.63	12/20/2031
	2/28/2023				5,593	(1)	$82,888
	2/27/2024				23,383	(2)	$346,536
	2/27/2024							35,080	(3)	$519,886
	5/9/2025				71,692	(4)	$1,062,475
	5/9/2025							71,703	(5)	$1,062,638
Michael Diamond	8/7/2024				87,852	(6)	$1,301,967
	8/7/2024							65,889	(3)	$976,468
	3/13/2025				35,436	(7)	$525,162
	3/13/2025							35,441	(5)	$525,236
Scott O'Melia	1/14/2021	131,453	$22.00	1/14/2031
	1/14/2021	262,112	$22.00	1/14/2031
	12/20/2021	200,000	$30.63	12/20/2031
	2/28/2023				3,696	(1)	$54,775
	2/27/2024				19,316	(2)	$286,263
	2/27/2024							28,979	(3)	$429,469
	8/23/2024				146,843	(8)	$2,176,213
	3/13/2025				26,577	(7)	$393,871
	3/13/2025							26,581	(5)	$393,930
Muhammad Khalid	2/28/2023				2,481	(1)	$36,768
	11/7/2023				29,473	(9)	$436,790
	2/27/2024				13,827	(2)	$204,916
	2/27/2024							20,743	(3)	$307,404
	3/13/2025				19,237	(7)	$285,092
	3/13/2025							19,240	(5)	$285,129
	6/17/2025				56,818	(10)	$842,043
	6/17/2025							56,818	(11)	$842,043
Jonathan Fitzpatrick	1/14/2021	529,158	$22.00	1/14/2031
	1/14/2021	1,233,089	$22.00	1/14/2031
	12/20/2021	1,000,000	$30.63	12/20/2031
	2/28/2023				19,454	(1)	$288,308
	2/27/2024				81,332	(2)	$1,205,340
	2/27/2024							122,017	(3)	$1,808,292
	5/9/2025				11,627	(12)	$172,312
Footnotes:
(1)Represents RSUs that fully vested on February 28, 2026.
(2)Represents RSUs that will vest ratably on each of February 27, 2026 and 2027.
(3)Represents unvested PSUs with a performance period ending on December 26, 2026, which will vest based on the achievement of the applicable performance metrics. In accordance with applicable SEC disclosure rules we have shown the number of performance stock units that would be earned assuming the achievement of the threshold level of performance (i.e. 50% of the performance stock units).
(4)Represents RSUs that will vest ratably on each of May 9, 2026, 2027, and 2028.
(5)Represents unvested PSUs with a performance period ending on December 25, 2027, which will vest based on the achievement of the applicable performance metrics. In accordance with applicable SEC disclosure rules we have shown the number of performance stock units that would be earned assuming the achievement of the threshold level of performance (i.e. 50% of the performance stock units).
(6)Represents RSUs that will vest ratably on each of August 7, 2026 and 2027.
(7)Represents RSUs that will vest ratably on each of March 13, 2026, 2027, and 2028.
(8)Represents RSUs that will vest ratably on each of August 23, 2026 and 2027.
(9)Represents RSUs that will fully vest on November 7, 2026.
(10)Represents RSUs that will vest ratably on each of June 17, 2026 and 2027.
(11)Represents unvested PSUs with a performance period ending on December 25, 2027, which will vest based on the achievement of the applicable Take 5 Oil Change performance metrics. In accordance with applicable SEC disclosure rules we have shown the number of performance stock units that would be earned assuming the achievement of the threshold level of performance (i.e. 50% of the performance stock units).
(12)Represents RSUs that will fully vest on May 9, 2026. Such RSUs were granted in connection with Mr. Fitzpatrick's services as Chairman of the Board.

Option Exercises and Stock vested in Fiscal Year 2025
The following table presents information regarding the exercise of stock options and vesting of restricted stock and RSU awards held by our NEOs for fiscal year 2025. None of our NEOs exercised any stock options during fiscal year 2025.

	Stock Awards

Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Daniel Rivera	434,775	$7,184,179
Michael Diamond	43,925	$730,034
Scott O'Melia	146,925	$2,560,652
Muhammad Khalid	38,865	$563,860
Jonathan Fitzpatrick	1,656,279	$27,374,892

Footnotes:
(1)Represents the number of time-based restricted shares, RSUs and PSUs that vested pursuant to the vesting schedules as described further in the footnotes under the “Outstanding Equity Awards” table.
(2)Represents the value calculated by multiplying (a) the closing market price of our common stock on the vesting date by (b) the number of shares of stock or units that vested.
Employment Agreements
We, or certain of our subsidiaries, have entered into employment agreements with each of our NEOs. In addition to customary terms and provisions, the employment agreements set forth the annual base salary, target bonus percentage, equity grants, terms of severance, and eligibility for employee benefits.
For information regarding our NEOs current base salary and target bonus percentages, see “Compensation Discussion and Analysis” above. For information regarding the severance terms of such agreements, see the “Potential Payments Upon Termination of Employment or Change in Control” section below.
Daniel Rivera
We are party to a letter agreement with Daniel R. Rivera, dated September 16, 2025. Mr. Rivera’s letter agreement has no specific term and constitutes at-will employment. Mr. Rivera’s letter agreement provides that he is eligible to participate in the employee benefit plans and 401(k) Plan.
The letter agreement also contains customary provisions relating to non-disclosure of confidential information, a two-year post-termination non-competition covenant, and a two-year post-termination non-solicitation covenant of employees and customers.
Michael F. Diamond
We are party to a letter agreement with Michael Diamond, dated July 26, 2024. Mr. Diamond’s letter agreement has no specific term and constitutes at-will employment. Mr. Diamond’s letter agreement provides that he is eligible to participate in the Company’s employee benefit plans and 401(k) Plan, as in effect from time to time.
The letter agreement also contains customary provisions relating to non-disclosure of confidential information, a one-year post-termination non-competition covenant, and a two-year post-termination non-solicitation covenant of employees and customers.
Scott O’Melia
We are party to an employment agreement with Scott O’Melia, dated April 23, 2020, as amended November 1, 2020, March 23, 2023, and May 4, 2026 with a term ending on May 4, 2027 which automatically renews annually unless either party provides 30 days notice..
The employment agreement also contains customary provisions relating to perpetual non-disclosure of confidential information, a two-year post-termination non-competition covenant, and a two-year post-termination non-solicitation covenant of employees and customers.
Muhammad Khalid
We are party to a letter agreement with Muhammad Khalid, dated February 21, 2023. Mr. Khalid’s letter agreement has no specific term and constitutes at-will employment. Mr. Khalid's letter agreement provides that he is eligible to participate in the Company’s employee benefit plans and 401(k) Plan, as in effect from time to time.
The letter agreement also contains customary provisions relating to non-disclosure of confidential information, a one-year post-termination non-competition covenant, and a two-year post-termination non-solicitation covenant of employees and customers.

Jonathan Fitzpatrick
Prior to his termination of employment, Jonathan Fitzpatrick was party to an amended and restated employment agreement with us. In connection with his transition to serving as a Senior Advisor to Mr. Rivera, we entered into a letter agreement with Mr. Fitzpatrick which provided for his cash advisor fee and eligibility to receive compensation under our non-employee director compensation program.
Retirement Benefits
Our NEOs are eligible to participate in our 401(k) plan, which is a qualified retirement plan offered to all eligible employees and which permits eligible employees to elect to defer a portion of their compensation on a pre-tax basis. Pursuant to the terms of the 401(k) plan, we provide a company match of 100% of the first 3% of a NEO’s contributions to the plan, up to a maximum of 3% of such executive’s eligible annual compensation.
Our NEOs are also eligible to participate in the Driven Brands, Inc. Non-qualified Deferred Compensation Plan (the “NQDC”), a deferred compensation plan that permits the elective deferral of base salary and annual performance-based bonus for a select group of management and highly compensated employees. The NQDC provides eligible employees the opportunity to defer up to 50% of their base salary and up to 85% of their annual bonus; provided that to the extent bonuses are earned based on achievement of pre-established performance criteria, eligible employees may defer up to 100% of such bonus. We may make matching contributions to the NQDC which vest immediately except for contributions made prior to January 1, 2025, which fully vest on the third anniversary of the participant’s commencement of participation in the NQDC. Participant’s account balances are notionally invested in one or more specified investment options available under our 401(k) Plan as elected by the participant. All payments pursuant to the NQDC are made from our general assets and are subject to claims of our creditors. Information included in the following table includes contributions, earnings, withdrawals, and balances with respect to the NQDC.
Nonqualified Deferred Compensation Table

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Daniel Rivera	Non-Qualified Deferred Compensation Plan	34,298	34,298	24,728	—	188,475
Michael Diamond	Non-Qualified Deferred Compensation Plan	21,000	21,000	7,001	—	65,274
Muhammad Khalid	Non-Qualified Deferred Compensation Plan	25,385	15,231	9,204	—	90,105
Jonathan Fitzpatrick	Non-Qualified Deferred Compensation Plan	11,539	11,539	49,664	460,472(4)	—
Footnotes:
(1)Amounts shown reflect Company matching contributions made pursuant to the Driven Brands, Inc. Non-Qualified Deferred Compensation Plan and are reported as compensation for fiscal year 2025 in the “All Other Compensation” column of the Summary Compensation Table.
(2)Amounts shown are not reported as compensation for fiscal year 2025 in the “Summary Compensation Table” because such amounts do not reflect above-market or preferential earnings.
(3)Amounts shown include the following amounts previously reported in the "Summary Compensation Table" in prior fiscal years: (i) for Mr. Rivera, $77,894; (ii) for Mr. Diamond, $16,154; (iii) for Mr. Khalid, $0, (iv) and for Mr. Fitzpatrick, $202,569.
(4)Mr. Fitzpatrick's account was fully distributed to him in connection with his termination of employment.
Potential Payments Upon Termination of Employment or Change in Control
Our NEOs are eligible to receive certain severance payments and benefits under their employment agreements and equity award agreements in connection with a termination of employment under various circumstances and/or a change in control of us.
Treatment of Incentive Equity Awards
RSUs and PSUs: Except as otherwise provided below pursuant to an NEO’s employment agreement, upon a termination of an NEO’s employment for any reason, all of such NEO’s unvested RSUs will be forfeited for no consideration. With respect to outstanding PSUs, upon a termination of an NEO’s employment for any reason prior to the last day of the performance period of the applicable PSU, such PSU award will be forfeited for no consideration.
Severance Benefits under Employment Agreements and Offer Letters
Daniel Rivera
Pursuant to the terms of his letter agreement as in effect on December 27, 2025, upon a termination of employment by us without cause or his resignation for good reason (as defined in his letter agreement), subject to his execution of a release of claims, Mr. Rivera would be entitled to continued payment of his base salary for eighteen months along with a prorated amount of his annual bonus for the fiscal year during which he is terminated, based on the Company's actual performance, and, upon his resignation for good reason, also to any unpaid bonus for the prior fiscal year based on actual performance.
Michael F. Diamond
Upon a termination of employment by us without cause, or a resignation by Mr. Diamond for good reason (each as defined in his letter agreement), Mr. Diamond will, subject to his execution of a release of claims, be entitled to continued payment of his base salary for 12 months. Upon any termination of employment, he will also be entitled to any earned, but unpaid annual bonus amount for any prior fiscal year.
Scott O’Melia
Upon a termination of employment by us without cause, a resignation by Mr. O’Melia for good reason (each as defined in his employment agreement) or by expiration or non-renewal of the term, subject to Mr. O’Melia’s execution of a general release of claims and such general release of claims becoming irrevocable, Mr. O’Melia will be entitled to continued payment of his base salary for 12 months.
Upon any termination of employment, including a resignation for any reason, termination for cause, or termination of employment due to death or disability, Mr. O’Melia will also be entitled to payment of base salary through the date of termination and any earned but unpaid annual bonus for the prior year.
Muhammad Khalid
Upon a termination of employment by us without cause (as defined in his letter agreement), Mr. Khalid will, subject to his execution of a release of claims, be entitled to continued payment of his base salary for 12 months. Upon any termination of employment, he will also be entitled to any earned, but unpaid annual bonus amount for any prior fiscal year.
The table below provides an estimate of the value of potential severance payments and benefits assuming that a qualifying termination of employment, and, as applicable, a change in control of us, occurred on December 27, 2025. Equity values included below were calculated using our closing stock price of $14.82 per share on December 26, 2025 (the last trading day of our 2025 fiscal year). The actual amounts that would be paid or distributed to the NEOs as a result of one of the termination events occurring in the future will depend on factors, such as the date of termination, the manner of termination, and the terms of the applicable agreements in effect at such time, which could differ materially from the terms and amounts described here.

Mr. Fitzpatrick is not included in the table below because he voluntarily terminated his employment prior to December 27, 2025. Because such termination was a voluntary resignation, he did not receive any severance payments or equity award accelerations upon termination. Mr. Fitzpatrick agreed to serve as a Senior Advisor to assist with the CEO transition through the end of fiscal year 2025 pursuant to which he received $750,000 in compensation. His equity awards remain eligible to vest pursuant to their terms based on his services as an advisor and continued services as a non-employee director.

Name	Benefit	Termination without Cause or for Good Reason ($)(1)	Termination due to Death or Disability ($)	Change in Control ($)	Termination without Cause or for Good Reason in connection with a Change in Control ($)
Daniel Rivera	Cash Severance Payment(2)	2,400,000	—	—	2,400,000

	Total	2,400,000	—	—	2,400,000

Michael Diamond	Cash Severance Payment(2)	700,000	—	—	700,000

	Total	700,000	—	—	700,000

Scott O'Melia	Cash Severance Payment(2)	600,000	—	—	600,000

	Total	600,000	—	—	600,000

Muhammad Khalid	Cash Severance Payment(2)	575,000	—	—	575,000

	Total	575,000	—	—	575,000
Footnotes:
(1)For Messrs. Rivera, Diamond, and O'Melia, severance is payable on a termination without cause or for good reason. For Mr. Khalid, severance is only payable on a termination without cause.
(2)For Mr. Rivera, the “Cash Severance Payment” amount on a termination without cause or for good reason represents continued payment of base salary for 18 months, plus a prorated amount of annual bonus for the portion of the fiscal year that elapsed prior to termination, which bonus amount is shown at target. For Messrs. Diamond, O'Melia, and Khalid, the “Cash Severance Payment” amount on a termination without cause or for good reason represents continued payment of their base salary for 12 months.

Recovery of Erroneously Awarded Compensation
As noted above, we maintain the Clawback Policy. Under the Clawback Policy, if the Company is required to restate its financial statements under certain circumstances, the Company must recover the excess incentive-based compensation received by any covered current or former executive officer that exceeds the amount that the covered executive officer otherwise would have received under the restated financial statements. The Clawback Policy applies to incentive-based compensation earned based on the attainment of financial performance measures during the three completed fiscal years immediately preceding the date on which the Company was required to prepare the accounting restatement and received on or after October 2, 2023, the effective date of the policy. Under the Clawback Policy, “covered executive officers” includes all individuals who (i) received incentive-based compensation on or after October 2, 2023 after the person began service as an executive officer of the Company, and (ii) served as an executive officer at any time during the performance period for such incentive-based compensation.
As described in the “Explanatory Note” section above, on February 23, 2026, the Audit Committee of the Board, after consultation with the Company’s management, concluded that we are required to issue the Restatement with respect to previously issued consolidated financial statements for fiscal year 2024 and fiscal year 2023.
In connection with the Restatement, the Committee is performing a comprehensive analysis (the “Clawback Analysis”) of the impact of the Restatement on incentive-based compensation received by its covered current and former executive officers under the Clawback Policy. The purpose of this analysis was to determine both the impact of the Restatement on incentive-based compensation received by the Company’s covered executive officers and whether any amounts erroneously paid to the covered executive officers based on the misstated financial statements will need to be recovered by the Company. In light of the Restatement, the Company anticipates that certain incentive-based compensation received by covered current or former executive officers will be subject to recover under its Clawback Policy. The Company will disclose the outcome of that analysis, including any recovery determinations, when completed.
CEO PAY RATIO
Compensation at all levels of the Company is aligned with our philosophy of paying for performance, attracting, promoting, and retaining talent and aligning our employees’ interests with the interests of our stockholders. Consistent with that approach, the Company offers compensation packages to all employees that inspire and reward hard work, collaboration, integrity, and innovation.
In accordance with SEC rules, the following ratio compares the annual total compensation of our median-paid (or middle) associate (the “median-paid associate”) for the 2025 fiscal year with the annual total compensation of Daniel Rivera, our CEO as of the last day of the 2025 fiscal year. The pay ratio included below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K (the “pay ratio rule”).
The annual total compensation of our median-paid associate, other than our CEO, was $42,118, calculated in the same manner as we calculate total compensation for purposes of the Summary Compensation Table. Our median-paid associate for the 2025 fiscal year was an hourly employee in the U.S.
The annual total compensation of our CEO for the 2025 fiscal year, as reported in the Summary Compensation Table, was $5,188,235.
Based on this information, for the 2025 fiscal year, the ratio of the annual total compensation of our CEO to the annual total compensation of our median-paid associate was 123 to 1.
For purposes of the above disclosure, we are required to identify our median-paid associate based upon our total workforce, without regard to their location, compensation arrangements, or full-time, part-time, or seasonal status.
For fiscal year 2025, we selected a new median-paid associate. We determined our median-paid associate as of December 27, 2025. As of December 27, 2025, we employed approximately 8,000 full- and part-time employees. In calculating the pay ratio, we excluded, under the de minimis exception to the pay ratio rule, all of our associates in Europe and Australia, which in total was approximately 251 associates, or 3% of our total associates. For all associates included in the calculation, we identified our median-paid associate using total annual expected earnings with default hours and salary rates as of December 27, 2025. We annualized pay for newly hired associates and associates on leave. We pay our Canadian associates in Canadian Dollars. For the purposes of this calculation, their pay was converted into U.S. Dollars using the exchange rate in effect on December 27, 2025.
The pay ratio rule for identifying the median employee and calculating the pay ratio allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth information about outstanding equity awards and shares available for issuance under our Amended and Restated 2021 Omnibus Incentive Plan and Employee Stock Purchase Plan as of December 27, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (2)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity Compensation plans approved by security holders(1)	8,339,807	$24.78	14,306,858
Equity compensation plans not approved by security holders	—	—	—
Total	8,339,807	$24.78	14,306,858
(1) The following plans have been approved by our stockholders and are currently in effect, the Amended & Restated 2021 Omnibus Incentive Plan and the Employee Stock Purchase Plan.
(2) Assumes 0% vesting for 2023 PSUs. Reflects target performance for all other performance-based awards.
(3) Reflects 12,892,343 shares available under the Omnibus Incentive Plan and 1,414,515 shares available under the Employee Stock Purchase Plan.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2026 unless otherwise noted below for the following:
•each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;
•each of our NEOs;
•each of our directors and director nominees; and
•all of our executive officers, directors, and director nominees as a group.
The percentage of ownership is based on 164,895,622 shares of common stock outstanding as of March 31, 2026.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities or have the right to acquire such powers within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

	Shares Beneficially Owned Membership

	Number	Percent

5% Stockholders

Roark Entities(1)	101,591,523	61.6%

NEOs and Directors

Jonathan Fitzpatrick(2)	5,013,608	3.0%

Michael Diamond	40,270	*

Daniel Rivera(3)	1,048,562	*

Scott O’Melia(4)	708,935	*

Muhammad Khalid	52,964	*

Neal Aronson(1)	—	—

Michael Thompson	—	—

Chad Hume	—	—

Cathy Halligan(5)	44,780	*

Damien Harmon	19,423	—

Timothy Johnson	—	—

Rick Puckett(6)	203,926	*

Karen Stroup(5)	51,624	*

Peter Swinburn(7)	268,673	*

Jose Tomás	28,319	*

All directors and executive officers as a group (17 persons)(8)	7,481,084	4.4%
*Represents less than 1%.

(1)Information regarding the beneficial ownership of the Principal Stockholders is based on the Schedule 13G/A filed with the SEC on November 12, 2024. Driven Equity Sub LLC directly owns 68,832,571 shares of common stock and RC IV Cayman ICW Holdings Sub LLC directly owns 32,758,952 shares of common stock.

Driven Equity Sub LLC, a Delaware limited liability company, is controlled by Driven Equity LLC, a Delaware limited liability company. Driven Equity LLC is controlled by RC Driven Holdco LLC, a Delaware limited liability company. RC Driven Holdco LLC is controlled by RC III Portfolio Holdings LP, a Cayman Islands exempted limited partnership, which is in turn controlled by its general partner, Roark Capital GenPar III Cayman AIV Sub LLC, a Cayman Islands limited liability company. Roark Capital GenPar III Cayman AIV Sub LLC is controlled by Roark Capital GenPar III LLC, a Delaware limited liability company. Roark Capital GenPar III LLC is controlled by its managing member, Neal K. Aronson. Each of Driven Equity LLC, RC Driven Holdco LLC, RC III Portfolio Holdings LP, Roark Capital GenPar III Cayman AIV Sub LLC, Roark Capital GenPar III LLC, and Mr. Aronson may be deemed to have voting and dispositive power with respect to the common stock directly owned by Driven Equity Sub LLC and therefore be deemed to be the beneficial owner of the common stock held by that entity, but each disclaim beneficial ownership of such common stock.

RC IV Cayman ICW Holdings Sub LLC, a Delaware limited liability company, is controlled by RC IV Cayman ICW Holdings LLC, a Cayman Islands limited liability company. RC IV Cayman ICW Holdings LLC is controlled by RC IV Cayman ICW Equity LLC, a Cayman Islands limited liability company. RC IV Cayman ICW Equity LLC is controlled by Roark Capital Partners IV Cayman AIV LP, a Cayman Islands exempted limited partnership, which is in turn controlled by its general partner, Roark Capital GenPar IV Cayman AIV LP, a Cayman Islands exempted limited partnership. Roark Capital GenPar IV Cayman AIV LP is controlled by its general partner, Roark Capital GenPar IV Cayman AIV Ltd., an exempted company incorporated in the Cayman Islands with limited liability. Each of RC IV Cayman ICW Holdings LLC, RC IV Cayman ICW Equity LLC, Roark Capital Partners IV Cayman AIV LP, Roark Capital GenPar IV Cayman AIV LP, and Roark Capital GenPar IV Cayman AIV Ltd. may be deemed to have voting and dispositive power with respect to the common stock directly owned by RC IV Cayman ICW Holdings Sub LLC and therefore be deemed to be the beneficial owner of the common stock held by that entity, but each disclaim beneficial ownership of such common stock.

The Principal Stockholders are a “group” for purposes of Section 13(d) of the Exchange Act and each of the Principal Stockholders may be deemed to beneficially own the shares of common stock held by the other Principal Stockholder. The principal business address of each of the entities and persons identified in this paragraph is c/o Roark Capital Management, LLC, 1180 Peachtree Street, Suite 2500, Atlanta, GA, 30309.
(2)Includes options to purchase 2,762,247 shares of common stock.
(3)Includes options to purchase 518,421 shares of common stock.
(4)Includes options to purchase 593,565 shares of common stock.
(5)Includes options to purchase 18,182 shares of common stock.
(6)Includes options to purchase 34,444 shares of common stock.
(7)Includes options to purchase 31,307 shares of common stock.
(8)Includes options to purchase 3,930,142 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
As our Principal Stockholders control more than 50% of our combined voting power, we are considered a controlled company under Nasdaq and the Securities and Exchange Commission (“SEC”) rules. Under the applicable rules and regulations of the SEC and Nasdaq, we are not required to have a majority of independent directors, as such term is defined by the applicable rules and regulations of Nasdaq. Nevertheless, currently seven of our twelve directors are independent as defined by Nasdaq listing standards. Our independent directors are Mses. Halligan and Stroup and Messrs. Harmon, Johnson, Puckett, Swinburn, and Tomás.
Each of our committees is chaired by, and composed solely of, independent directors. Mr. Puckett is the Chair of the Audit Committee, Ms. Halligan is the Chair of the Compensation Committee, and Mr. Swinburn is the Chair of the NCGC. Upon Mr. Swinburn's retirement from the Board, Mr. Tomás will serve as the Chair of the NCGC.
Certain Relationships and Related-Party Transactions
Other than compensation arrangements with our NEOs and directors, we describe below each transaction or series of similar transactions, since December 28, 2024 to which we were a party or will be a participant, in which:
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors (or director nominees), executive officers, beneficial owners of more than 5% of the Company stock, any immediate family member of the foregoing, and any entity in which any of the foregoing persons is employed, or is a partner or principal or in which that person has a 10% or greater beneficial ownership interest) had, has, or will have a direct or indirect material interest.
Compensation arrangements with our NEOs and directors are described in the sections entitled “Executive Compensation—Compensation Discussion & Analysis” and “Executive Compensation—Director Compensation,” respectively.
Policies and Procedures for Related Person Transactions
We have adopted a written Related Person Transaction Policy (the “RPT Policy”), which sets forth our policy with respect to the review, approval, ratification, and disclosure of all related person transactions by our Audit Committee. In accordance with the RPT Policy, our Audit Committee has overall responsibility for implementation of and compliance with the RPT Policy.
For purposes of the RPT Policy, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which we were, are, or will be a participant and the amount involved exceeded, exceeds, or will exceed $120,000 and in which any related person (as defined in the policy) had, has, or will have a direct or indirect material interest. A “related person transaction” does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship that has been reviewed and approved by our Board of Directors or Audit Committee.
The RPT Policy requires that notice of a proposed related person transaction be provided to our Legal Department prior to entering into such transaction. If our Legal Department determines that such transaction is a related person transaction, the proposed transaction will be submitted to our Audit Committee for consideration. Under the RPT Policy, our Audit Committee will be permitted to approve only those related person transactions that are in, or not inconsistent with, our best interests and the best interests of our stockholders. In the event we become aware of a related person transaction that has not been previously reviewed, approved, or ratified under the RPT Policy and that is ongoing or is completed, the transaction will be submitted to our Audit Committee so that it may determine whether to ratify, rescind, or terminate the related person transaction.
The RPT Policy also provides that our Audit Committee will review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders. Additionally, we will make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.
Related Person Transactions
Stockholders Agreement
On June 5, 2024, we amended the Stockholders Agreement that we entered into with the Principal Stockholders in connection with our IPO, on January 15, 2021. The Amended and Restated Stockholders Agreement contains certain rights for the Principal Stockholders with respect to the composition of our Board of Directors. Under the Stockholders Agreement, the Principal Stockholders have the right to designate as nominees a certain percentage of director nominees for election to our Board of Directors based on their beneficial ownership.

Registration Rights Agreement
In connection with the completion of the IPO, we entered into a registration rights agreement with Driven Equity LLC and RC IV Cayman ICW Holdings LLC on January 20, 2021. On December 29, 2021, we entered into joinder agreements to the registration rights agreement with Driven Equity Sub LLC and RC IV Cayman ICW Holdings Sub LLC. Consequently, these entities became transferees of registrable securities under the registration rights agreement.
The registration rights agreement granted our Principal Stockholders and certain of their affiliates the right to cause us to register shares of our common stock held by it under the Securities Act of 1933, as amended (the “Securities Act”) and, if requested, to use our reasonable best efforts (if we are not eligible to use an automatic shelf registration statement at the time of filing) to maintain a shelf registration statement effective with respect to such shares. Certain affiliates of our Principal Stockholders are also entitled to participate on a pro rata basis in any registration of our common stock under the Securities Act that we may undertake. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify certain affiliates of our Principal Stockholders and members of management participating in any offering against certain liabilities which may arise under the Securities Act, the Exchange Act, any state securities law, or any rule or regulation thereunder applicable to us.
Income Tax Receivable Agreement
We entered into an income tax receivable agreement on January 16, 2021 pursuant to which certain current and prior stockholders, including our Principal Stockholders, and our senior management team, have the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that we and our subsidiaries actually realize (or are deemed to realize in the case of a change of control and certain subsidiary dispositions, as discussed below) as a result of the realization of Pre-IPO and IPO-Related Tax Benefits. The “Pre-IPO and IPO-Related Tax Benefits,” include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that we have in our and our subsidiaries’ intangible assets, (ii) the utilization of certain of our and our subsidiaries’ U.S. federal and Canadian federal and provincial net operating losses, non-capital losses, disallowed interest expense carryforwards, and tax credits, if any, attributable to periods prior to the IPO, (iii) deductions in respect of debt issuance costs associated with certain of our and our subsidiaries’ financing arrangements, and (iv) deductions in respect of our and our subsidiaries’ offering-related expenses.
For purposes of the income tax receivable agreement, cash savings in income tax will be computed by reference to the reduction in the liability for income taxes resulting from the Pre-IPO and IPO-Related Tax Benefits. The term of the income tax receivable agreement commenced upon consummation of IPO and will continue until all relevant Pre-IPO and IPO-Related Tax Benefits have been utilized, accelerated, or expired.
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
While the actual amount and timing of any payments under the income tax receivable agreement will vary depending upon a number of factors, including the amount and timing of the taxable income we and our subsidiaries generate in the future, and our and our subsidiaries’ use of the Pre-IPO and IPO-Related Tax Benefits, we expect that during the term of the income tax receivable agreement, the payments that we may make could be material. We made payments in the aggregate amount of $38 million under the income tax receivable agreement in 2024 related to FY23, a portion of this amount having now been determined to be pre-payment of TRA liabilities relating to the Company's FY24 normal operations.
Assuming no material changes in the relevant tax law and that we and our subsidiaries earn sufficient taxable income to realize the full Pre-IPO and IPO-Related Tax Benefits, we estimated an tax receivable agreement payable of $56 million for FY25 (of which $21 million was paid in the first quarter of 2026) and a future non-current tax receivable agreement payable of $73 million payable in FY26 or later. Any future changes in the realizability of the Pre-IPO and IPO-Related Tax Benefits will impact the amount that will be paid under the income tax receivable agreement.
If we undergo a change of control, payments under the income tax receivable agreement for each taxable year after such event would be based on certain valuation assumptions, including the assumption that we and our subsidiaries have sufficient taxable income to fully utilize the Pre-IPO and IPO-Related Tax Benefits. Additionally, if we sell or otherwise dispose of any of our subsidiaries in a transaction that is not a change of control, we will be required to make a payment equal to the present value of future payments under the income tax receivable agreement attributable to the Pre-IPO and IPO-Related Tax Benefits of such subsidiary that is sold or disposed of, applying the assumptions described above.
The income tax receivable agreement provides that in the event that we breach any of our material obligations under it, whether as a result of our failure to make any payment when due (subject to a specified cure period), failure to honor any other material obligation under it or by operation of law as a result of the rejection of it in a case commenced under the United States Bankruptcy Code or otherwise, then all our payment and other obligations under the income tax receivable agreement will be accelerated and will become due and payable and we will be required to make a payment equal to the present value of future payments under the income tax receivable agreement, applying the same assumptions described above. Such payments could be substantial and could exceed our and our subsidiaries’ actual cash tax savings from the Pre-IPO and IPO-Related Tax Benefits.
Because we are a holding company with no operations of our own, our ability to make payments under the income tax receivable agreement is dependent on the ability of our subsidiaries to make distributions to us. Our debt agreements may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the income tax receivable agreement. To the extent that we are unable to make payments under the income tax receivable agreement because of restrictions under our outstanding indebtedness, such payments will be deferred and will generally accrue interest at a rate of the SOFR plus 1.00% per annum until paid. To the extent that we are unable to make payments under the income tax receivable agreement for any other reason, such payments will generally accrue interest at a rate of SOFR plus 5.00% per annum until paid.
Divisions Maintenance Group
Following the completion of a bidding process, we entered into an agreement and have made payments for facilities maintenance services in the aggregate amount of approximately $1.1 million during the year ended December 27, 2025 to Divisions Maintenance Group, an entity owned by affiliates of Roark Capital Management, LLC, which is related to our Principal Stockholders. The agreement was reviewed and approved by the Audit Committee of the Company’s Board of Directors in accordance with our Related Person Transactions Policy.
Item 14. Principal Accounting Services and Fees
Independent Auditors’ Fees

The following table summarizes the aggregate fees billed for professional services rendered by our independent auditors, PricewaterhouseCoopers LLP (“PwC”) to us for the fiscal years ended December 27, 2025, and December 28, 2024.

Name	Fiscal Year 2025	Fiscal Year 2024

Audit Fees(1)	$4,101,100	$3,820,000

Audit-Related Fees(2)	$190,000	$740,000

Tax Fees(3)	$20,000	—

All Other Fees(4)	$6,960	$75,000

Total	$4,318,060	$4,635,000

(1)Represents fees billed related to the audit of our annual consolidated financial statements included in this Annual Report and the review of our quarterly consolidated financial statements included in our quarterly reports on Form 10-Q. Audit fees also consist of certain statutory and standalone audits of our subsidiaries, fees for services incurred in connection with our debt offerings and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board.
(2)Represents fees for accounting consultations and other services that were reasonably related to the performance of audits or reviews of our consolidated financial statements and were not reported as “Audit Fees.” These services include attestation services related to our franchise disclosure filings, fees for financial statement audits of certain marketing funds and professional services in connection with a pre-implementation assessment of a new ERP platform.
(3)Represents fees for tax planning services.
(4)All other fees consist of subscription fees for PwC ProEdge, an online, self-study training platform and a license fee for disclosure software.
Pre-Approval Policy
Our Board of Directors adopted a Preapproval Policy for the Audit Committee’s approval of all audit and non-audit services that may be performed by our independent registered public accounting firm. Under the policy, the Audit Committee must, unless specifically approved in the policy, give prior approval for any amount or type of service within four categories—audit, audit-related, tax services, or, to the extent permitted by law, other services—that the independent auditor provides. The Audit Committee may grant pre-approval for specific independent auditor services within these four categories, and the term for such preapproval is 12 months unless otherwise specified by the Audit Committee. Circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such services will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. With respect to each such proposed pre-approved service, the independent registered public accounting firm must provide detailed back-up documentation regarding the specific services to be provided and whether the services are consistent with the SEC’s and the Public Company Accounting Oversight Board’s (the “PCAOB”) rules on auditor independence. The

Audit Committee may delegate to one or more of its members, including the chairperson, authority to approve a request for pre-approval, provided the member reports any approval so given to the Audit Committee at its next scheduled meeting. For the year ended December 27, 2025, the Audit Committee or its chairperson pre-approved all of the services provided by PwC.

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

3.Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10‑K.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Driven Brands Holdings Inc.	10-K	3.1	March 18, 2022
3.2	Amended and Restated Bylaws of Driven Brands Holdings Inc.	10-K	3.2	March 18, 2022
4.1	Second Amended and Restated Base Indenture, dated as of October 20, 2025, among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and securities intermediary	8-K	4.2	October 21, 2025
4.2	Amendment No. 1 to the Second Amended and Restated Base Indenture, dated as of March 11, 2026, among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee	8-K	4.1	March 11, 2026
4.3	Series 2020-1 Supplement, dated as of July 6, 2020, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-1 securities intermediary	S-1	4.15	December 22, 2020
4.4	Series 2020-2 Supplement, dated as of December 14, 2020, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-2 securities intermediary	S-1	4.16	December 22, 2020
4.5	Series 2021-1 Supplement, dated as of September 29, 2021, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2020-2 securities intermediary	8-K	4.1	September 29, 2021
4.6	Series 2024-1 Supplement, dated as of July 29, 2024, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2024-1 intermediary	8-K	4.1	July 29, 2024
4.7	Series 2025-1 Supplement, dated as of October 20, 2025, by and among Driven Brands Funding, LLC, as issuer, Driven Brands Canada Funding Corporation, as Canadian co-issuer, and Citibank, N.A., as trustee and Series 2025-1 securities intermediary	8-K	4.1	October 21, 2025
4.8	Description of Securities	10-K	4.17	March 23, 2021

10.1	Class A-1 Note Purchase Agreement (Series 2019-3 Class A-1 Notes), dated as of December 11, 2019, by and among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC party thereto, Driven Brands, Inc., the conduit investors party thereto, the financial institutions party thereto, the funding agents party thereto, Barclays Bank PLC, New York Branch, as L/C provider, and Barclays Bank PLC, as swingline lender and administrative agent	S-1	10.1	December 22, 2020
10.2	Class A-1 Note Purchase Agreement (Series 2022-1 Class A-1 Notes), dated as of October 5, 2022, by and among Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation, certain subsidiaries of Driven Brands Funding LLC, Driven Brands, Inc., Driven Brands Canada Shared Services Inc., the conduit investors party thereto, the financial institutions party thereto, the funding agents party thereto, and Barclays Bank PLC as administrative agent	10-Q	10.1	November 7, 2024
10.3	Class A-1 Note Purchase Agreement (Series 2024 Class A-1 Notes), dated as of July 29, 2024, by and among Driven Brands Funding, LLC, Driven Brands Canada Funding Corporation, Driven Funding Holdco, LLC, Driven Canada Funding HoldCo Corporation, certain subsidiaries of Driven Brands Funding, LLC and Driven Brands Canada Funding Corporation party thereto, Driven Brands, Inc., Driven Brands Canada Shared Services Inc.,	8-K	10.1	July 29, 2024
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
		S-1	10.2	December 22, 2020
10.5	Amended and Restated Guarantee and Collateral Agreement, dated as of April 24, 2018, by and among Driven Funding Holdco, LLC and certain subsidiaries of Driven Funding Holdco, LLC party thereto in favor of Citibank, N.A., as trustee	S-1	10.3	December 22, 2020
10.6	Assumption Agreement to Amended and Restated Guarantee and Collateral Agreement, dated as of October 4, 2019, by and among ABRA Franchisor SPV LLC and Citibank, N.A., as trustee	S-1	10.4	December 22, 2020
10.7	Assumption and Amendment Agreement to Amended and Restated Guarantee and Collateral Agreement dated as of July 6, 2020, by and among Driven Funding Holdco, LLC, certain subsidiaries of Driven Funding Holdco, LLC party thereto, Driven Canada Funding HoldCo Corporation and certain subsidiaries of Driven Canada Funding HoldCo Corporation party thereto, in favor of Citibank, N.A., as trustee	S-1	10.5	December 22, 2020
10.8	Deed of Movable Hypothec, dated as of July 6, 2020, by and among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation and certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, in favor of Citibank, N.A., as trustee	S-1	10.6	December 22, 2020
10.9†	Second Amended and Restated Management Agreement, dated as of October 20, 2025, among Driven Brands Funding, LLC, Driven Funding Holdco, LLC, certain subsidiaries of Driven Brands Funding, LLC party thereto, Take 5 LLC, Take 5 Oil Change, LLC, Driven Brands, Inc., as manager, and Citibank, N.A., as trustee	8-K	10.1	October 21, 2025

10.10†	Amended and Restated Canadian Management Agreement, dated as of October 20, 2025, among Driven Brands Canada Funding Corporation, Driven Canada Funding HoldCo Corporation, certain subsidiaries of Driven Brands Canada Funding Corporation party thereto, Driven Brands Canada Shared Services Inc., as manager, and Citibank, N.A., as trustee	8-K	10.2	October 21, 2025
10.11	Amended and Restated Stockholders Agreement, dated as of June 5, 2024, by and among Driven Brands Holdings Inc. and the stockholders party thereto	8-K	10.1	June 7, 2024
10.12	Registration Rights Agreement, dated as of January 20, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	10-K	10.12	March 23, 2021
10.13	Joinder to Registration Rights Agreement, dated as of December 29, 2021, by and among Driven Brands Holdings Inc., Driven Equity Sub LLC and the stockholders party thereto	10-K	10.17	March 18, 2022
10.14	Joinder to Registration Rights Agreement, dated as of December 29, 2021, by and among Driven Brands Holdings Inc., RC IV Cayman ICW Holdings Sub LLC and the stockholders party thereto	10-K	10.18	March 18, 2022
10.15†	Form of Indemnification Agreement by and among Driven Brands Holdings Inc. and each of its directors and executive officers	S-1	10.13	December 22, 2020
10.16	Tax Receivable Agreement, dated January 16, 2021, by and among Driven Brands Holdings Inc. and the stockholders party thereto	8-K	10.1	January 21, 2021
10.17†	Offer Letter dated July 26, 2024, by and between the Company and Michael Diamond	8-K	10.1	August 1, 2024
10.18†	Letter of Employment by and between Daniel R. Rivera and Driven Brands Shared Services LLC, dated as of September 16, 2025	10-Q	10.1	November 5, 2025
10.19†	Employment Agreement by and between Scott O’Melia and Driven Brands Shared Services LLC, dated as of April 23, 2020	10-K	10.19	March 23, 2021
10.20†	Amendment to the Employment Agreement, dated as of November 1, 2020, by and between Scott O’Melia and Driven Brands Shared Services LLC	10-K	10.20	March 23, 2021
10.21†	Second Amendment to Employment Agreement between Scott O’Melia and Driven Brands Shared Services LLC dated as of March 22, 2023	10-Q	10.2	May 9, 2023
10.22†	Offer Letter, dated April 17, 2025, by and between the Company and Rebecca Fondell	8-K	10.1	April 23, 2025
10.23†	Amended and Restated Driven Brands, Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2020	S-1/A	10.19	January 7, 2021
10.24†	First Amendment to the Driven Brands, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan	S-1/A	10.20	January 7, 2021
10.25†	Amended and Restated Driven Brands Holdings Inc. 2021 Omnibus Incentive Plan	DEF 14A	Exhibit B	March 27, 2024
10.26†	Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Top-Up Options)	S-1/A	10.25	January 7, 2021
10.27†	Form of Nonqualified Option Award Agreement under the 2021 Omnibus Incentive Plan (Non-Employee Director Time-Vesting Options)	S-1/A	10.26	January 7, 2021
10.28†	Form of Restricted Stock Unit Award under the 2021 Omnibus Incentive Plan (Non-Employee Director Time-Vesting Options)	10-K	10.31	February 28, 2024
10.29†	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.1	March 22, 2022
10.30†	Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan	8-K	10.2	March 22, 2022
10.31†	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan for awards granted after January 1, 2024	10-K	10.34	February 28, 2024
10.32†	Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Incentive Plan granted after January 1, 2024	10-K	10.35	February 28, 2024

10.33†	Driven Investor LLC Equity Incentive Plan	S-1/A	10.27	January 7, 2021
10.34†	Form of Restricted Stock Award Agreement for use under the Driven Investor LLC Equity Incentive Plan (Relating to Reorganization Exchange)	S-1/A	10.28	January 7, 2021
10.35†	Form of Award Modification and Release Letter for Performance-Based Restricted Stock Awards under the Driven Investor LLC Equity Incentive Plan	10-K	10.40	February 28, 2024
10.36	Amended Credit Agreement, by and among, Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.C., as Administrative Agent, dated as of February 27, 2025	10-Q	10.2	May 8, 2025
10.37	Incremental Assumption and Amendment Agreement, dated December 17, 2021 by and among Driven Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-K	10.38	March 18, 2022
19.1	Securities Trading Policy	10-K	19.1	February 26, 2025
21.1*	Subsidiaries of the Registrant
24.1*	Powers of Attorney (included in signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1†	Clawback Policy	10-K	97.1	February 28, 2024
__________________________________________________________________

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2026

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

Signature	Title	Date

/s/ Daniel Rivera	Chief Executive Officer	May 19, 2026
Daniel Rivera	(Principal Executive Officer)

/s/ Michael F. Diamond	Chief Financial Officer	May 19, 2026
Michael F. Diamond	(Principal Financial Officer)

/s/ Rebecca Fondell	Chief Accounting Officer	May 19, 2026
Rebecca Fondell	(Principal Accounting Officer)

/s/ Jonathan Fitzpatrick	Non-Executive Chairman and Director	May 19, 2026
Jonathan Fitzpatrick

/s/ Neal Aronson	Director	May 19, 2026
Neal Aronson

/s/ Jose Tomás	Director	May 19, 2026
Jose Tomás

/s/ Michael Thompson	Director	May 19, 2026
Michael Thompson

/s/ Chadwick Hume	Director	May 19, 2026
Chadwick Hume

/s/ Cathy Halligan	Director	May 19, 2026
Cathy Halligan

/s/ Rick Puckett	Director	May 19, 2026
Rick Puckett

/s/ Karen Stroup	Director	May 19, 2026
Karen Stroup

/s/ Peter Swinburn	Director	May 19, 2026
Peter Swinburn

/s/ Damien Harmon	Director	May 19, 2026
Damien Harmon

/s/ Timothy Johnson	Director	May 19, 2026
Timothy Johnson