Form 10-Q
period 2026-03-28
Driven Brands Holdings Inc.
filed 2026-06-11
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
OR
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

As of June 9, 2026, the Registrant had 164,955,964 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) potential post-closing obligations and liabilities relating to the sale of our car wash businesses; (ii) the current geopolitical environment, including the impact, both direct and indirect, of government actions, such as proposed and enacted tariffs and governmental shutdowns; (iii) our strategy, outlook, and growth prospects; (iv) our operational and financial targets, dividend policy, and capital allocation strategy; (v) general economic trends and trends in our industry and markets; (vi) the risks and costs associated with the integration of, and or ability to integrate, our stores and business units successfully; (vii) our internal control over financial reporting; (viii) the proper application of generally accepted accounting principles in the preparation of our financial statements, which are highly complex and involve many subjective assumptions, estimates, and judgments; and (ix) the competitive environment in which we operate. Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy, and other future conditions, and involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While there is no assurance that any list of risk and uncertainties or risk factors is complete, important factors that could cause our results to vary from expectations include, but are not limited to:
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
•the effect of restrictive covenants in the documents governing our debt facilities; and
•the risk factors that are described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 as well as in our other filings with the Securities and Exchange Commission, which are available on its website at www.sec.gov.
Forward-looking statements represent our estimates and assumptions only as of the date on which they are made, and we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	March 28, 2026	March 29, 2025
		As Restated and Recast
Net revenue:
Franchise royalties and fees	$47,263	$44,710
Company-operated store sales	337,132	314,131
Advertising contributions	28,835	25,325
Supply and other revenue	71,211	63,446
Total net revenue	484,441	447,612
Operating expenses:
Company-operated store expenses	195,257	187,123
Advertising expenses	28,835	25,325
Supply and other expenses	39,767	35,437
Selling, general, and administrative expenses	131,811	124,659
Depreciation and amortization	21,331	20,311
Total operating expenses	417,001	392,855
Operating income	67,440	54,757
Other expenses, net:
Interest expense, net	23,452	36,266
Foreign currency transaction loss (gain), net	8,930	(471)
Loss on debt extinguishment	1,820	—
Other expenses, net	34,202	35,795
Income before taxes from continuing operations	33,238	18,962
Income tax expense	9,407	5,454
Net income from continuing operations	$23,831	$13,508
Gain on sale of discontinued operations, net of tax	29,286	—
Net income (loss) from discontinued operations, net of tax	1,713	(3,582)
Net income	$54,830	$9,926

Basic earnings (loss) per share:
Continuing Operations	$0.14	$0.08
Discontinued Operations	0.19	(0.02)
Net basic earnings per share	$0.33	$0.06

Diluted earnings (loss) per share:
Continuing Operations	$0.14	$0.08
Discontinued Operations	0.19	(0.02)
Net diluted earnings per share	$0.33	$0.06

Weighted average shares outstanding
Basic	164,156	160,568
Diluted	164,637	161,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
		As Restated
Net income	$54,830	$9,926
Other comprehensive income (loss):
Foreign currency translation adjustments	(29,840)	18,012
Unrealized gain (loss) from cash flow hedges, net of tax	439	(534)
Actuarial (loss) gain of defined pension plan, net of tax	(599)	5
Other comprehensive (loss) income, net	(30,000)	17,483
Comprehensive income attributable to Driven Brands Holdings Inc.	$24,830	$27,409

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	March 28, 2026	December 27, 2025
Assets
Current assets:
Cash and cash equivalents	$133,412	$102,938
Restricted cash	162	162
Accounts and notes receivable, net	154,144	131,958
Inventory	49,471	52,375
Prepaid and other assets	25,502	50,103
Income tax receivable	44,800	49,266
Advertising fund assets, restricted	62,216	60,826
Assets held for sale	31,654	31,233
Current assets of discontinued operations	—	61,993
Total current assets	501,361	540,854
Other assets	112,159	114,657
Property and equipment, net	477,288	471,804
Operating lease right-of-use assets	530,060	513,458
Deferred commissions	7,736	7,824
Intangibles, net	612,224	617,849
Goodwill	1,212,015	1,218,002
Deferred tax assets	4,217	3,982
Non-current assets of discontinued operations	—	671,490
Total assets	$3,457,060	$4,159,920
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$105,393	$93,029
Accrued expenses and other liabilities	166,975	198,759
Income tax payable	468	2,652
Current portion of long-term debt	25,363	276,691
Tax receivable agreement payable	35,187	56,211
Advertising fund liabilities	28,925	24,670
Current liabilities of discontinued operations	—	73,795
Total current liabilities	362,311	725,807
Long-term debt	1,660,836	1,882,783
Deferred tax liabilities	17,770	13,554
Operating lease liabilities	516,923	501,506
Tax receivable agreement payable	73,084	73,084
Deferred revenue	29,398	30,365
Long-term accrued expenses and other liabilities	37	—
Non-current liabilities of discontinued operations	—	165,619
Total liabilities	2,660,359	3,392,718
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,895,622 and 164,531,712 shares issued and outstanding; respectively	1,649	1,645
Additional paid-in capital	1,741,081	1,736,416
Accumulated deficit	(898,378)	(953,208)
Accumulated other comprehensive loss	(47,651)	(17,651)
Total shareholders’ equity	796,701	767,202
Total liabilities and shareholders' equity	$3,457,060	$4,159,920

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
	March 28, 2026		March 29, 2025
			As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	164,531,712	$1,645	163,842,248	$1,638
Stock issued relating to Employee Stock Purchase Plan	46,915	1	44,693	1
Shares issued for exercise/vesting of share-based compensation awards	316,995	3	393,284	4
Forfeiture of restricted stock awards	—	—	(5,608)	—
Balance at end of period	164,895,622	$1,649	164,274,617	$1,643
Additional paid-in capital
Balance at beginning of period		$1,736,416		$1,707,573
Share-based compensation expense		5,715		12,310
Stock issued relating to Employee Stock Purchase Plan		428		523
Tax obligations for share-based compensation		(1,478)		(2,582)
Balance at end of period		$1,741,081		$1,717,824
Accumulated deficit
Balance at beginning of period		$(953,208)		$(1,093,370)
Net income		54,830		9,926
Balance at end of period		$(898,378)		$(1,083,444)
Accumulated other comprehensive loss
Balance at beginning of period		$(17,651)		$(72,071)
Other comprehensive (loss) income		(30,000)		17,483
Balance at end of period		$(47,651)		$(54,588)
Total shareholders’ equity		$796,701		$581,435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
		As Restated
Net income	$54,830	$9,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,331	35,744
Share-based compensation expense	5,715	12,310
Loss (gain) on foreign denominated transactions	4,283	(373)
Loss (gain) on foreign currency derivatives	4,647	(98)
(Gain) loss on sale and disposal of businesses, fixed assets, and sale leaseback transactions	(28,159)	6,551
Reclassification of interest rate hedge to income	—	(514)
Bad debt expense	2,716	4,482
Asset impairment charges and lease terminations	—	9,982
Amortization of deferred financing costs and bond discounts	1,966	3,089
Amortization of cloud computing	5,185	1,881
Provision for deferred income taxes	4,660	6,172
Loss on extinguishment of debt	1,820	—
Other, net	(8,819)	(11,105)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(24,023)	(27,425)
Inventory	2,827	1,086
Prepaid and other assets	22,587	(3,756)
Advertising fund assets and liabilities, restricted	(2,621)	(4,091)
Other assets	(2,946)	(50)
Deferred commissions	87	69
Deferred revenue	(955)	(25)
Accounts payable	12,346	22,972
Accrued expenses and other liabilities	(14,495)	16,418
Income tax receivable	(5,803)	(6,911)
Cash provided by operating activities	57,179	76,334
Cash flows from investing activities:
Capital expenditures	(34,118)	(67,764)
Proceeds from sale leaseback transactions	7,216	8,696
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	466,876	12,332
Cash provided by (used in) investing activities	439,974	(46,736)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	—	(1,414)
Repayment of long-term debt	(336,852)	(32,418)
Proceeds from revolving lines of credit and short-term debt	107,000	33,000
Repayment of revolving lines of credit and short-term debt	(247,000)	(43,000)
Repayment of principal portion of finance lease liability	(1,672)	(2,017)
Payment of Tax Receivable Agreement	(21,630)	—
Tax obligations for share-based compensation	(1,478)	(2,582)
Cash used in financing activities	(501,632)	(48,431)
Effect of exchange rate changes on cash	(616)	1,549
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(5,095)	(17,284)
Cash and cash equivalents, beginning of period	132,682	141,810
Cash included in advertising fund assets, restricted, beginning of period	52,204	38,930
Restricted cash, beginning of period	162	358

Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	185,048	181,098
Cash and cash equivalents, end of period	133,412	125,255
Cash included in advertising fund assets, restricted, end of period	46,379	38,227
Restricted cash, end of period	162	332
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$179,953	$163,814

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$2,434	$10,260
Deferred consideration included in accrued expenses and other liabilities	919	1,596
Supplemental cash flow disclosures - cash paid for:
Interest	$21,624	$34,194
Income taxes	2,677	5,798

Cash flows from discontinued operations are included in the above amounts and explained in Note 2 and Note 12.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. is a Delaware corporation (collectively with its subsidiaries, “Driven Brands” or the “Company”), and is the largest automotive services company in North America with a growing and highly-franchised base of over 4,200 franchised and company-operated locations across 49 states in the U.S. and Canada. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, AutoGlassNow®, and 1-800-Radiator & A/C® that compete in the automotive services industry.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to the Company’s pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement which provides the Company’s pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divest. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current tax receivable agreement payable of $35 million and $56 million as of March 28, 2026 and December 27, 2025, respectively, and a non-current tax receivable agreement payable of $73 million as of March 28, 2026 and December 27, 2025 on the consolidated balance sheets. The Company made payments of approximately $22 million under the Tax Receivable Agreement in the three months ended March 28, 2026. No payments were made in the three months ended March 29, 2025.
Note 2—Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three months ended March 28, 2026 and March 29, 2025 each consisted of 13 weeks.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim financial data includes all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair statement of the results of operations, balance sheet, cash flows, and shareholders’ equity for the interim periods presented. The adjustments include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet at December 27, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to the financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, filed with the SEC on May 19, 2026 (the “Annual Report”).
On February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business to Express Wash Operations, LLC dba Whistle Express Car Wash. On April 10, 2025, the Company completed the sale of the U.S. Car Wash business. On November 27, 2025, the Company entered into a definitive agreement to sell its International Car Wash (“ICW”) business to Neptune Acquisition Bidco Limited. On January 27, 2026, the Company completed the sale of the ICW business. The net assets and operations of each disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods presented unless otherwise noted.
The consolidated statements of cash flows include cash flows from discontinued operations. Refer to Note 12 for more information regarding discontinued operations.

Restatement of Previously Issued Consolidated Financial Statements
During preparation of the year-end 2025 consolidated financial statements, certain errors were identified in the previously issued consolidated financial statements for the fiscal year ended December 28, 2024 (“fiscal year 2024”) and the fiscal year ended December 30, 2023 (“fiscal year 2023”) contained in the Company’s Annual Report on Form 10-K for fiscal year 2024 (the “2024 Form 10-K”), and in the previously issued unaudited consolidated financial statements for each of the quarterly and year-to-date periods within fiscal year 2024 as well as the quarterly and year-to-date periods for the periods ended September 27, 2025, June 28, 2025 and March 29, 2025 contained in the Company’s Quarterly Reports on Form 10-Q and concluded that such financial statements should not be relied upon and required restatement. Refer to Note 3 for additional information.
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
Financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2026 and December 27, 2025 are summarized as follows:

Items Measured at Fair Value at March 28, 2026
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	$—	$4,397	$4,397
Derivative liabilities, recorded in accrued expenses and other liabilities	—	101	101

Items Measured at Fair Value at December 27, 2025
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	$—	$4,313	$4,313
Derivative liabilities, recorded in accrued expenses and other liabilities	—	5,732	5,732
The carrying value and estimated fair value of total long-term debt were as follows:

	March 28, 2026		December 27, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt	$1,711,450	$1,580,340	$2,188,435	$2,151,705
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This ASU provides a practical expedient permitting entities to assume current conditions (as of the last balance sheet date) remain unchanged over the remaining life of current accounts receivable and current contract assets. The new standard is effective for annual periods beginning after December 15, 2025, with early adoption permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2025-05 effective December 28, 2025 on a prospective basis and elected the practical expedient. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Standards
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
Note 3—Restatement of Previously Issued Consolidated Financial Statements

On February 23, 2026, the Audit Committee of the Board of Directors, after consultation with the Company’s management, concluded there were material errors in the previously issued consolidated financial statements for fiscal year 2024 and fiscal year 2023 contained in the 2024 Form 10-K, and in the previously issued unaudited consolidated financial statements for each of the quarterly and year-to-date periods within fiscal year 2024 as well as the quarterly and year-to-date periods for the periods ended September 27, 2025, June 28, 2025 and March 29, 2025 contained in the Company’s Quarterly Reports on Form 10-Q, and concluded that such financial statements should not be relied upon and required restatement (the “Restatement”). Such restated annual financial statements and restated interim financial information were included within the Annual Report. The Company has restated all previously reported amounts within the accompanying consolidated financial statements, footnote disclosures, and other financial information that were impacted by the Restatement.
This Note describes the nature of the Restatement and shows the impact of the Restatement on each financial statement line item and the effects of these errors on the consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated statement of shareholders’ equity, and consolidated statement of cash flows for the three months ended March 29, 2025.
As discussed in Note 12, on February 24, 2025, the Company entered into a definitive agreement to sell its U.S. Car Wash business and on April 10, 2025, the Company completed the sale. The net assets and operations of the U.S. Car Wash disposal group met the criteria to be classified as “discontinued operations” in the first quarter of 2025. As further discussed in Note 12, on November 27, 2025, the Company entered into a definitive agreement to sell its ICW business and on January 27, 2026, the Company completed the sale of the ICW business. The net assets and operations of the ICW disposal group met the criteria to be classified as discontinued operations beginning in the fourth quarter of 2025. As the ICW business was not previously presented as discontinued operations in the Company’s consolidated financial statements, the effects of the prior period errors and the recast of the ICW business as discontinued operations on the consolidated financial statements are reflected below. The Company has presented below a reconciliation from the previously reported to the restated amounts and further presented a reconciliation from the restated amounts to the restated and recast consolidated financial statements reflecting discontinued operations.
The Company restated its consolidated financial statements as of and for the three months ended March 29, 2025, among other periods as previously disclosed. Below is an overview of the restatement adjustments and their impact on the consolidated financial statements reported herein.
•Cash adjustments: The Company identified unreconciled and aged differences between the general ledger cash balance and bank statements in prior years resulting in overstatement of cash primarily related to period prior to the three months ended March 29, 2025. The impact of the errors affect the opening and closing cash balances on the statement of cash flows for the three months ended March 29, 2025 by $28 million and $30 million, respectively.
•Other adjustments: The Company has calculated the tax impact of the errors and has also identified other immaterial errors, including the effect on the respective period of items originating in earlier periods as disclosed in the Annual Report, which have been reflected in the tables below.

The impact of the correction of the errors discussed above on the consolidated financial statements as of and for the three months ended March 29, 2025 is as follows:

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 29, 2025
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$44,710	$—	$44,710	$—	$44,710
Company-operated store sales	314,131	—	314,131	—	314,131
Independently-operated store sales	66,640	—	66,640	(66,640)	—
Advertising contributions	25,325	—	25,325	—	25,325
Supply and other revenue	65,357	(525)	64,832	(1,386)	63,446
Total net revenue	516,163	(525)	515,638	(68,026)	447,612
Operating expenses:
Company-operated store expenses	181,866	5,257	187,123	—	187,123
Independently-operated store expenses	36,475	12	36,487	(36,487)	—
Advertising expenses	25,325	—	25,325	—	25,325
Supply and other expenses	35,028	1,324	36,352	(915)	35,437
Selling, general, and administrative expenses	143,052	(10,199)	132,853	(8,194)	124,659
Depreciation and amortization	33,152	389	33,541	(13,230)	20,311
Total operating expenses	454,898	(3,217)	451,681	(58,826)	392,855
Operating income	61,265	2,692	63,957	(9,200)	54,757
Other expenses, net:
Interest expense, net	36,534	(128)	36,406	(140)	36,266
Foreign currency transaction loss (gain), net	210	(681)	(471)	—	(471)
Loss on debt extinguishment	—	—	—	—	—
Other expenses, net	36,744	(809)	35,935	(140)	35,795
Income before taxes from continuing operations	24,521	3,501	28,022	(9,060)	18,962
Income tax expense	7,031	992	8,023	(2,569)	5,454
Net income from continuing operations	$17,490	$2,509	$19,999	$(6,491)	$13,508
Net (loss) income from discontinued operations, net of tax	(11,984)	1,911	(10,073)	6,491	(3,582)
Net income	$5,506	$4,420	$9,926	$—	$9,926

Basic earnings (loss) per share:
Continuing Operations	$0.11	$0.01	$0.12	$(0.04)	$0.08
Discontinued Operations	(0.07)	0.01	(0.06)	0.04	(0.02)
Net basic earnings per share	$0.04	$0.02	$0.06	$—	$0.06

Diluted earnings (loss) per share:
Continuing Operations	$0.11	$0.01	$0.12	$(0.04)	$0.08
Discontinued Operations	(0.07)	0.01	(0.06)	0.04	(0.02)
Net diluted earnings per share	$0.04	$0.02	$0.06	$—	$0.06

Weighted average shares outstanding
Basic	160,568	—	160,568	—	160,568
Diluted	161,818	—	161,818	—	161,818

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 29, 2025
(in thousands)	As Previously Reported	Restatement Impacts	As Restated

Net income	$5,506	$4,420	$9,926
Other comprehensive income (loss):
Foreign currency translation adjustments	20,758	(2,746)	18,012
Unrealized loss from cash flow hedges, net of tax	(94)	(440)	(534)
Actuarial gain of defined pension plan, net of tax	5	—	5
Other comprehensive income (loss), net	20,669	(3,186)	17,483
Comprehensive income attributable to Driven Brands Holdings Inc.	$26,175	$1,234	$27,409

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 29, 2025
	As Previously Reported		Restatement Impacts		As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	163,842,248	$1,638	—	$—	163,842,248	$1,638
Stock issued relating to Employee Stock Purchase Plan	44,693	1	—	—	44,693	1
Shares issued for exercise/vesting of share-based compensation awards	393,284	4	—	—	393,284	4
Forfeiture of restricted stock awards	(5,608)	—	—	—	(5,608)	—
Balance at end of period	164,274,617	$1,643	—	$—	164,274,617	$1,643
Additional paid-in capital
Balance at beginning of period		$1,699,851		$7,722		$1,707,573
Share-based compensation expense		11,788		522		12,310
Stock issued relating to Employee Stock Purchase Plan		523		—		523
Tax obligations for share-based compensation		(2,582)		—		(2,582)
Balance at end of period		$1,709,580		$8,244		$1,717,824
Accumulated deficit
Balance at beginning of period		$(1,002,583)		$(90,787)		$(1,093,370)
Net income		5,506		4,420		9,926
Balance at end of period		$(997,077)		$(86,367)		$(1,083,444)
Accumulated other comprehensive loss
Balance at beginning of period		$(91,572)		$19,501		$(72,071)
Other comprehensive income (loss)		20,669		(3,186)		17,483
Balance at end of period		$(70,903)		$16,315		$(54,588)
Total shareholders’ equity		$643,243		$(61,808)		$581,435

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 29, 2025
(in thousands)	As Previously Reported	Restatement Impacts	As Restated
Net income	$5,506	$4,420	$9,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,355	389	35,744
Share-based compensation expense	11,788	522	12,310
Gain on foreign denominated transactions	(132)	(241)	(373)
Loss on foreign currency derivatives	342	(440)	(98)
Loss on sale and disposal of businesses, fixed assets, and sale leaseback transactions	12,933	(6,382)	6,551
Reclassification of interest rate hedge to income	(514)	—	(514)
Bad debt expense	4,510	(28)	4,482
Asset impairment charges and lease terminations	5,813	4,169	9,982
Amortization of deferred financing costs and bond discounts	3,089	—	3,089
Amortization of cloud computing	1,881	—	1,881
Provision for deferred income taxes	4,540	1,632	6,172
Other, net	(6,985)	(4,120)	(11,105)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(26,449)	(976)	(27,425)
Inventory	3,310	(2,224)	1,086
Prepaid and other assets	(5,079)	1,323	(3,756)
Advertising fund assets and liabilities, restricted	(4,091)	—	(4,091)
Other assets	(2,584)	2,534	(50)
Deferred commissions	69	—	69
Deferred revenue	(255)	230	(25)
Accounts payable	20,847	2,125	22,972
Accrued expenses and other liabilities	18,122	(1,704)	16,418
Income tax receivable	(6,885)	(26)	(6,911)
Cash provided by operating activities	75,131	1,203	76,334
Cash flows from investing activities:
Capital expenditures	(56,227)	(11,537)	(67,764)
Proceeds from sale leaseback transactions	8,696	—	8,696
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	3,519	8,813	12,332
Cash used in investing activities	(44,012)	(2,724)	(46,736)
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	(1,414)	—	(1,414)
Repayment of long-term debt	(32,418)	—	(32,418)
Proceeds from revolving lines of credit and short-term debt	33,000	—	33,000
Repayment of revolving lines of credit and short-term debt	(43,000)	—	(43,000)
Repayment of principal portion of finance lease liability	(1,353)	(664)	(2,017)
Tax obligations for share-based compensation	(2,582)	—	(2,582)
Cash used in financing activities	(47,767)	(664)	(48,431)
Effect of exchange rate changes on cash	1,549	—	1,549
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	(15,099)	(2,185)	(17,284)
Cash and cash equivalents, beginning of period	169,954	(28,144)	141,810
Cash included in advertising fund assets, restricted, beginning of period	38,930	—	38,930
Restricted cash, beginning of period	358	—	358
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	209,242	(28,144)	181,098
Cash and cash equivalents, end of period	155,584	(30,329)	125,255
Cash included in advertising fund assets, restricted, end of period	38,227	—	38,227
Restricted cash, end of period	332	—	332
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$194,143	$(30,329)	$163,814

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$8,092	$2,168	$10,260

Supplemental cash flow disclosures - U.S. Car Wash:
Depreciation and amortization	$2,203	$—	$2,203
Capital expenditures	2,948	1,709	4,657
Loss on sale or disposal of assets	7,535	—	7,535
Asset impairment	553	(77)	476

Supplemental cash flow disclosures - International Car Wash:
Depreciation and amortization	$13,230	$—	$13,230
Capital expenditures	8,185	—	8,185
Loss on sale or disposal of assets	(306)	—	(306)
Asset impairment	65	—	65
Note 4—Segment Information
In the fourth quarter of 2025, as a result of the announcement of the sale of ICW and the related results reflected within discontinued operations, the Company re-evaluated its operating segments, which resulted in a change to the reportable segments. As of the fourth quarter of 2025, the Company has the following reportable segments: Take 5, Franchise Brands, and Auto Glass Now.
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
The Franchise Brands segment is primarily composed of the Company’s portfolio of franchise brands, which include: Meineke, Maaco, CARSTAR, ABRA, Fix Auto, 1-800 Radiator, Uniban, Automotive Training Institute (“ATI”), along with other smaller brands and services for retail, commercial, and insurance customers. The Franchise Brands segment also includes supply and other revenue, and company-operated store sales.
The Auto Glass Now segment provides auto glass repair, replacement, and calibration services to commercial, retail, and insurance customers within the U.S, as well as third party administration and claims management services to commercial and insurance customers within the U.S. The Auto Glass Now segment derives substantially all of its revenue from company-operated store sales.
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
The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM evaluates segment performance and allocates resources, including capital expenditures and variable compensation, to each segment primarily as part of the annual budget process based on Adjusted EBITDA. The CODM reviews budget-to-actual results to assess performance and adjust resource allocations as necessary. The CODM routinely reviews revenue and Adjusted EDITDA segment results.
Adjusted EBITDA is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further amounts related to acquisition related costs, cloud computing amortization, share-based compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, and certain non-recurring, non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of the operating performance of the Company’s segments and may not be comparable to similar measures reported by other companies. Other segment items primarily include, but are not limited to, payroll and payroll-related costs, costs of inventory and supplies, utilities, and rent expense as well as marketing costs associated with non-franchised businesses within the reportable segments. No asset information has been provided for these reportable segments as the CODM does not regularly review asset information by reportable segment.

Certain information within the tables below has been revised to conform to current year presentation to reflect financial results for continuing operations and segment changes.
Segment results for the three months ended March 28, 2026 and March 29, 2025 are as follows:

	Three Months Ended March 28, 2026
(in thousands)	Take 5	Franchise Brands	Auto Glass Now	Total
Franchise royalties and fees	$10,721	$36,542	$—	$47,263
Company-operated store sales	271,712	2,514	62,906	337,132
Supply and other revenue	40,778	30,331	151	71,260
Total segment net revenue	$323,211	$69,387	$63,057	$455,655

Corporate and Other revenue				28,786
Total consolidated net revenue				$484,441

Other segment items	213,739	28,030	57,123
Reportable segment Adjusted EBITDA	$109,472	$41,357	$5,934	$156,763

Less:
Corporate and Other loss				52,691
Depreciation and amortization				21,331
Interest expense, net				23,452
Acquisition related costs(a)				170
Non-core items and project costs, net(b)				2,492
Cloud computing amortization(c)				5,185
Share-based compensation expense(d)				6,348
Foreign currency transaction loss, net(e)				8,930
Impairment, (gain) loss on sale of assets, net, and closed store expenses(f)				1,106
Loss on debt extinguishment(g)				1,820
Income before taxes from continuing operations				$33,238

	Three Months Ended March 29, 2025
	As Restated
(in thousands)	Take 5	Franchise Brands	Auto Glass Now	Total
Franchise royalties and fees	$8,357	$36,353	$—	$44,710
Company-operated store sales	250,800	3,992	59,339	314,131
Supply and other revenue	35,628	29,470	1	65,099
Total segment net revenue	$294,785	$69,815	$59,340	$423,940

Corporate and Other revenue				23,672
Total consolidated net revenue				$447,612

Other segment items	198,390	26,935	54,023
Reportable segment Adjusted EBITDA	$96,395	$42,880	$5,317	$144,592
Less:
Corporate and Other loss				42,264
Depreciation and amortization				20,311
Interest expense, net				36,266
Acquisition related costs(a)				15
Non-core items and project costs, net(b)				3,210
Cloud computing amortization(c)				1,881
Share-based compensation expense(d)				12,260
Foreign currency transaction gain, net(e)				(471)
Impairment, (gain) loss on sale of assets, net, and closed store expenses(f)				9,894
Income before taxes from continuing operations				$18,962
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
(e)Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of the intercompany loans as well as gains and losses on cross-currency swaps.
(f)Consists of the following items (i) asset impairments, (ii) (gains) losses, net on sale leasebacks, disposal of assets, including assets held for sale, or sale of business; and (iii) closed store expenses. See Note 12 for additional information regarding the Seller Note.
(g)Represents charges incurred related to the Company’s partial repayment of the 2020-1 Senior Notes and full repayment of the 2019-2 Senior Notes.

Note 5—Assets Held For Sale
The changes in assets held for sale for the three months ended March 28, 2026 were as follows:

(in thousands)
Balance at December 27, 2025	$31,233
Additions	3,221
Sales and disposals	(2,800)
Balance at March 28, 2026	$31,654
The changes in assets held for sale for the three months ended March 29, 2025 were as follows:

(in thousands)	As Restated
Balance at December 28, 2024	$79,090
Additions	509
Changes in fair value	(4,169)
Sales and disposals	(3,264)
Balance at March 29, 2025	$72,166
During the three months ended March 28, 2026, one location was determined to meet the criteria for held for sale resulting in additions of $3 million within assets held for sale. During the three months ended March 29, 2025, the Company continued to enhance properties included within held for sale resulting in additions to assets held for sale. The Company evaluated the fair value for all assets included within assets held for sale and determined that there were no material changes in fair value during the three months ended March 28, 2026. A loss of $4 million was identified during the three months ended March 29, 2025 resulting from changes in fair value, which was recorded within selling, general, and administrative expenses on the consolidated statement of operations. In addition, the sale of one location and two locations during the three months ended March 28, 2026 and March 29, 2025, respectively, resulted in immaterial net losses in both periods. The Company will continue to evaluate the fair value of assets held for sale, which may result in additional net losses upon sale based on unfavorable market conditions or other economic factors in the future.
Note 6—Long-Term Debt
Our long-term debt obligations consist of the following:

(in thousands)	March 28, 2026	December 27, 2025
Series 2019-2 Securitization Senior Notes, Class A-2	$—	$251,508
Series 2020-1 Securitization Senior Notes, Class A-2	80,894	161,331
Series 2020-2 Securitization Senior Notes, Class A-2	415,923	417,048
Series 2021-1 Securitization Senior Notes, Class A-2	419,216	420,341
Series 2024-1 Securitization Senior Notes, Class A-2	270,188	270,875
Series 2025-1 Securitization Senior Notes, Class A-2	497,500	498,750
Revolving Credit Facility	—	140,000
Other debt (a)	27,729	28,582
Total debt	1,711,450	2,188,435
Less: debt issuance costs	(25,251)	(28,961)
Less: current portion of long-term debt	(25,363)	(276,691)
Total long-term debt, net	$1,660,836	$1,882,783
(a)Amount primarily consists of finance lease obligations. See Note 7.
Series 2019-2 Securitization Senior Notes
In September 2019, Driven Brands Funding, LLC (the “Issuer”) issued $275 million Series 2019-2 Securitization Senior Secured Notes (the “2019-2 Senior Notes”), which bore a fixed interest rate of 3.981% per annum. The 2019-2 Senior Notes had a final legal maturity date in October 2049 and an anticipated repayment date in October 2026. The 2019-2 Senior Notes were secured by substantially all assets of the Issuer and were guaranteed by Driven Funding HoldCo, LLC and subsidiaries

(the “US Securitization Entities”). The Company capitalized $6 million of debt issuance costs related to the 2019-2 Senior Notes at the time of issuance. The 2019-2 Senior Notes were fully repaid as of January 2026 primarily from proceeds received through the sale of the ICW business and the Company recognized a loss on debt extinguishment of less than $1 million on the consolidated statement of operations during the three months ended March 28, 2026.
Series 2020-1 Securitization Senior Notes
In July 2020, the Issuer and Driven Brands Canada Funding Corporation (the “Canadian Co-Issuer,” and together, with the Issuer, the “Co-Issuers”), each wholly owned indirect subsidiaries of the Company, issued $175 million 2020-1 Securitization Senior Notes (the “2020-1 Senior Notes”) bearing a fixed interest rate of 3.786% per annum. The 2020-1 Senior Notes have a final legal maturity date in July 2050 and an anticipated repayment date in July 2027. The 2020-1 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Canadian Co-Issuer and various subsidiaries of the Canadian Co-Issuer. The Company capitalized $11 million of debt issuance costs related to the 2020-1 Senior Notes at the time of issuance. In January 2026, the Company repaid $80 million of the 2020-1 Senior Notes utilizing proceeds from the sale of ICW and recognized a loss on debt extinguishment of $1 million on the consolidated statement of operations during the three months ended March 28, 2026.
Series 2024-1 Variable Funding Securitization Senior Notes
In July 2024, the Co-Issuers issued Series 2024-1 Variable Funding Senior Notes, Class A-1 (the “2024 VFN”) in the revolving amount of $400 million. The 2024 VFN have a final legal maturity date in October 2054. The commitment under the 2024 VFN is set to expire in October 2029, with the option of two one-year extensions. The 2024 VFN are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Borrowings incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable margin. As of March 28, 2026, there were no amounts outstanding under the 2024 VFN and $22 million of outstanding letters of credit, which reduced the borrowing availability under the 2024 VFN.
In March 2026, the Co-Issuers entered into Amendment No. 1 (“Amendment No. 1”) to the Second Amended and Restated Base Indenture, dated as of October 20, 2025 (the “Base Indenture”). Amendment No. 1 amended the Base Indenture to extend the deadlines for certain deliverables and to clarify certain other requirements following the occurrence of a re-issuance restatement of the Co-Issuers’ financial statements. On April 22, 2026, the Co-Issuers received a waiver under the Base Indenture, extending the deadline to deliver the annual financial statements for various parties to the Second Amended and Restated Base Indenture for fiscal year 2025 to June 10, 2026, and the deadline for the delivery of the quarterly financial statements for the period ended March 28, 2026 to 45 days following the delivery of the annual financial statements for fiscal year 2025.
Credit Agreement
Revolving Credit Facility
In May 2021, Driven Holdings, LLC, (the “Borrower”) a Delaware limited liability company and indirect wholly-owned subsidiary of the Company, entered into a credit agreement to secure a revolving line of credit with a group of financial institutions (“Revolving Credit Facility”), which provides for an aggregate amount of up to $300 million, and had a maturity date in May 2026 (“Credit Agreement”). In February 2025, the Borrower entered into an amendment extending the Credit Agreement maturity date to February 2030, subject to certain conditions. Borrowings will incur interest at a rate equal to SOFR plus an applicable term adjustment between 2.00% and 2.25%. The Revolving Credit Facility also includes periodic commitment fees based on the available unused balance and a quarterly administrative fee.
The Company utilized proceeds from the sale of ICW in January 2026 to repay $140 million of the Revolving Credit Facility. As of March 28, 2026, the Company had $7 million of outstanding letters of credit and $293 million available under the Revolving Credit Facility.
In April 2026, the Company entered into an amendment that also provides for a limited waiver to the Revolving Credit Facility under the Credit Agreement by and among Driven Holdings Parent LLC, Borrower, the lenders party thereto from time to time (the “Lenders”), and JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), which (i) waives any defaults or events of default that may have existed or have arisen as a result of the Borrower notifying the Administrative Agent and the Lenders that it intended to restate previously delivered financial statements for the fiscal years ending on December 30, 2023 and on December 28, 2024 and the first three fiscal quarters of the fiscal year ending on December 27, 2025, (ii) extended the deadline for the Borrower to deliver its financial statements for the fiscal year ending on December 27, 2025 (the “2025 Borrower Financial Statements”) to 165 days after such fiscal year-end (June 10, 2026), and (iii) extends the deadline for the Borrower to deliver its financial statements for the fiscal quarter ending on March 28, 2026 to 45 days after the delivery of the 2025 Borrower Financial Statements, or July 3, 2026. As of the date of this filing, the Company is in material compliance with the terms of the waiver.

The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of March 28, 2026, the Co-Issuers and the Borrower were in material compliance with such covenants.
Note 7—Leases
During each of the three months ended March 28, 2026 and March 29, 2025, the Company sold four Take 5 properties for a total of $7 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements each have an initial term of 20 years and provide the Company with the option of extending the lease for up to 20 additional years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded operating lease right-of-use assets and operating lease liabilities of $5 million as of March 28, 2026 and March 29, 2025 related to these lease arrangements. The Company recorded gains of less than $1 million for each of the three month periods ended March 28, 2026 and March 29, 2025.
Supplemental cash flow information related to the lease arrangements were as follows:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
		As Restated
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$20,897	$19,301
Operating cash flows used in finance leases	732	307
Financing cash flows used in finance leases	1,663	1,286
Right-of-use assets obtained in exchange for lease obligation:
Operating leases	$34,115	$21,542
Finance leases	841	385
Note 8—Share-based Compensation
All activity and amounts reported in this footnote include both continuing and discontinued operations, unless otherwise noted. For information relating to the divestiture of the Company’s car wash businesses, refer to Note 12.
Annual equity grants, including restricted stock units (“RSUs”) and performance stock unit (“PSUs”), which have historically been awarded in the first quarter of the fiscal year, have not been awarded as of March 28, 2026. The Company granted new awards during the three months ended March 28, 2026, consisting of 13,450 RSUs. During the three months ended March 29, 2025, the Company granted 541,052 RSUs and 664,383 PSUs.
Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. RSUs typically vest ratably over a period of one to three years from the grant date. The PSUs generally vest after a three-year performance period. The number of PSUs that vest is contingent on the Company achieving certain performance goals specified in the award agreement, typically, one goal is a performance condition and the other is a market condition. The number of PSUs that may vest range from 0% to 200% of the original target grant, based upon the level of performance. Certain awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense. For both RSUs and PSUs, the award agreements generally provide that if the grantee’s continuous service terminates for any reason, the grantee will forfeit all right, title, and interest in any unvested units as of the termination date.
The fair value of the total RSUs granted during the three months ended March 28, 2026 was less than $1 million. The Company based the fair value of the RSUs on the Company’s stock price on the grant date.

The range of assumptions used for PSUs issued during the three months ended March 29, 2025 with a market condition valued using the Monte Carlo model were as follows:

Three Months Ended
March 29, 2025
Annual dividend yield	—%
Expected term (years)	2.8
Risk-free interest rate	3.89%
Expected volatility	51.6%
Correlation to the index peer group	41.4%
The Company recorded $6 million and $12 million of share-based compensation expense during the three months ended March 28, 2026 and March 29, 2025, respectively, within selling, general, and administrative expenses on the unaudited consolidated statements of operations.
Note 9—Earnings Per Share
The Company calculates basic and diluted earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended
(in thousands, except per share amounts)	March 28, 2026	March 29, 2025
		As Restated
Basic earnings per share:
Net income from continuing operations	$23,831	$13,508
Less: Net income attributable to participating securities, continuing operations	61	238
Net income after participating securities, continuing operations	23,770	13,270

Net income (loss) from discontinued operations, net of tax	30,999	(3,582)
Less: Net income attributable to participating securities, discontinued operations	79	—
Net income (loss) after participating securities, discontinued operations	30,920	(3,582)

Weighted-average common shares outstanding	164,156	160,568
Continuing operations	0.14	0.08
Discontinued operations	0.19	(0.02)
Net basic earnings per share	$0.33	$0.06

	Three Months Ended
(in thousands, except per share amounts)	March 28, 2026	March 29, 2025
		As Restated
Diluted earnings per share:
Net income from continuing operations	$23,831	$13,508
Less: Net income attributable to participating securities, continuing operations	61	31
Net income after participating securities, continuing operations	23,770	13,477

Net income (loss) from discontinued operations, net of tax	30,999	(3,582)
Less: Net income attributable to participating securities, discontinued operations	79	—
Net income (loss) after participating securities, discontinued operations	30,920	(3,582)

Weighted-average common shares outstanding	164,156	160,568
Dilutive effect of share-based awards	481	1,250
Weighted-average common shares outstanding, as adjusted	164,637	161,818
Continuing operations	0.14	0.08
Discontinued operations	0.19	(0.02)
Net diluted earnings per share	$0.33	$0.06
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are related to certain restricted stock awards issued to Section 16 officers, which include non-forfeitable dividend rights.
The Company has performance awards that are contingent on performance conditions which have not yet been met and therefore were excluded from the computation of weighted average shares of 1,932,534 and 2,092,091 for the three months ended March 28, 2026 and March 29, 2025, respectively.
The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three Months Ended
Number of securities (in thousands)	March 28, 2026	March 29, 2025
Restricted stock units	65	625
Stock options	1,740	1,743
Total	1,805	2,368
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
Income tax expense was $9 million for the three months ended March 28, 2026 compared to an income tax expense of $5 million for the three months ended March 29, 2025. The effective income tax rate for both periods is greater than the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation and U.S. state and local income taxes.
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
Genesee County Employees’ Retirement System v. Driven Brands Holdings Inc., et al. – On December 22, 2023, Genesee County Employees’ Retirement System filed a putative class action lawsuit in the U.S. District Court for the Western District of North Carolina against the Company as well as CEO Jonathan Fitzpatrick and former CFO Tiffany Mason (the “Genesee County Individual Defendants”) alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act by the Company, as well as violations of Section 20(a) of the Exchange Act by the Genesee County Individual Defendants. The Court appointed Genesee County Employees’ Retirement System, Oakland County Employees’ Retirement System, and Oakland County Voluntary Employees’ Beneficiary Association (collectively, “Genesee County Lead Plaintiffs”), as lead plaintiffs on May 31, 2024. Genesee County Lead Plaintiffs then filed an amended complaint on October 14, 2024, which the Company and the Genesee County Individual Defendants subsequently moved to dismiss. The Court denied the motion to dismiss on February 20, 2025, and the Company and the Genesee County Individual Defendants moved on March 6, 2025 for reconsideration of the Court’s order or, in the alternative, requested that the Court certify its decision for interlocutory appeal. On October 29, 2025, the Court granted the motion for reconsideration but still denied the motion to dismiss. On November 13, 2025, the parties reached an agreement in principle to resolve the case. On December 19, 2025, Genesee County Lead Plaintiffs filed an unopposed motion for preliminary approval of the settlement. On February 5, 2026, the Court endorsed the unopposed motion for preliminary approval of the settlement. On June 8, 2026, the Court entered a final order approving the settlement. The settlement was covered by the Company’s insurance.
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
City of Hollywood Police Officers’ Retirement System v. Driven Brands Holdings Inc., et al. – On April 8, 2026, plaintiff City of Hollywood Police Officers’ Retirement System (“Plaintiff”) filed a putative class action complaint (the “Complaint”) in the U.S. District Court for the Western District of North Carolina against the Company, former CEO Jonathan G. Fitzpatrick, former Chief Accounting Officer Michael Beland, former Chief Financial Officer Gary W. Ferrera, Chief Financial Officer Michael F. Diamond, CEO Daniel Rivera, and Chief Accounting Officer Rebecca Fondell (the “City of Hollywood Individual Defendants,” and together with Driven Brands, “City of Hollywood Defendants”). The Complaint was filed on behalf of a purported class of Driven Brands stockholders who purchased securities between May 3, 2023 and February 24, 2026. Plaintiff alleges that City of Hollywood Defendants violated Section 10(b) of the Exchange Act and related Rule 10b-5 by making misrepresentations and/or material omissions in securities filings and other public statements relating to the Company’s financial condition and the effectiveness of its internal control over financial reporting and by further concealing material weaknesses. Plaintiff also alleges that the City of Hollywood Individual Defendants are separately liable under Section 20(a) of the Exchange Act for the same alleged misstatements and/or material omissions under a control person theory of liability. To date, the Complaint has not been served on the Company or any of the City of Hollywood Individual Defendants. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
Lee v. Fitzpatrick, et al. – On April 17, 2026, Michael Lee filed a purported derivative complaint in the U.S. District Court for the Western District of North Carolina against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Michael Diamond, Michael Beland, Gary Ferrera, Daniel Rivera, Rebecca Fondell, Timothy Johnson, Catherine Halligan, Rick Puckett, Michael Thompson, Neal Aronson, Jose Tomás, Damien Harmon, Chad Hume, Karen Stroup, and Peter Swinburn. The Lee complaint makes largely the same allegations as those in the City of Hollywood Complaint, and purports to state claims against the Director and Officer Defendants for breach of fiduciary duty, and against the Director Defendants for violation of Section 14(a) of the Exchange Act. On May 26, 2026, the parties filed a motion to consolidate the Lee action with the Terwilliger action (see below). The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
Terwilliger v. Fitzpatrick, et al. – On April 29, 2026, Daniel Terwilliger filed a purported derivative complaint in the U.S. District Court for the Western District of North Carolina against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Michael Diamond, Michael Beland, Gary Ferrera, Daniel Rivera, Rebecca Fondell, Catherine Halligan, Rick Puckett, Michael Thompson, Neal Aronson, Jose Tomás, Damien Harmon, Chadwick Hume, Karen Stroup, and Peter Swinburn (together, the “Terwilliger Individual Defendants”). The Terwilliger complaint makes largely the same allegations as those in the City of Hollywood Complaint, and purports to state claims against the Terwilliger Individual Defendants for (i) violations of Section 20(a) of the Exchange Act; (ii) violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (iii) breach of fiduciary duties; (iv) unjust enrichment; (v) abuse of control; (vi) gross mismanagement; and (vii) waste of corporate assets. The Complaint also purports to assert claims against certain Terwilliger Individual Defendants for (i) violations under Section 14(a) of the Exchange Act; and (ii) contribution under Sections 10(b) and 21D of the Exchange Act. On May 26, 2026, the parties filed a motion to consolidate the Terwilliger action with the Lee action (see above). The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
U.S. Car Wash Lease Guarantees
The Company guaranteed payment and performance obligations under certain real estate leases related to the U.S. Car Wash business, which it sold in April 2025. Certain of these guarantees (the “Guarantees”) remain in effect following the sale. If the primary lessee, the Buyer (as defined below in Note 12), fails to satisfy its obligations under an applicable lease, the Company may be required to make rent and other payments to the landlord pursuant to the applicable Guarantee. The average remaining initial lease term is approximately 15.3 years from March 28, 2026, and the current annual rent on these leases is approximately $39 million. As of March 28, 2026, the Company believes the likelihood that it would be responsible for the entirety of lease payments for the remainder of the lease terms under all of the Guarantees is remote and that its exposure under the Guarantees would be limited due to potential defenses, protections, and recourse, including requirements for landlords to mitigate damages and contractual indemnification rights.

Other than the matters described above, there are no current proceedings or litigation matters involving the Company or its property that the Company believes would have a material adverse effect on the Company’s consolidated financial position or cash flows as of March 28, 2026, although they could have a material adverse effect on the Company’s operating results for a particular reporting period.
Note 12—Discontinued Operations
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
On April 10, 2025, the Company received net cash proceeds of $252 million and consummated the Seller Note. A net gain of $36 million was recognized on sale of the business, which included $11 million of income tax expense, $5 million of transaction costs, and $4 million of working capital adjustments paid to the buyer during the three months ended March 28, 2026. In July 2025, the Company sold the Seller Note for $113 million. Net proceeds were utilized to repay the outstanding balance of $46 million on the Term Loan Facility and $65 million on the Revolving Credit Facility.
This divestiture qualified as discontinued operations as of February 24, 2025 as it represented a strategic shift relating to the Company’s car wash footprint and services offered within the U.S. and had a major effect on the consolidated results of operations. Accordingly, the results of operations for the U.S. Car Wash disposal group and certain transaction related costs were classified as discontinued operations within the consolidated statements of operations. Results outlined below were historically reflected within the Car Wash Segment within the previously filed financial statements, prior to the Company resegmenting in fiscal year 2025.
Financial Information of Discontinued Operations
The following table summarizes the results of operations of the U.S. Car Wash business that are being reported as discontinued operations within the consolidated statements of operations:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
		As Restated
Net revenue:
Company-operated store sales	$—	$93,408
Supply and other revenue	—	165
Total net revenue	—	93,573
Operating Expenses:
Company-operated store expenses	—	75,751
Supply and other expenses	—	359
Selling, general, and administrative expenses	—	28,088
Depreciation and amortization	—	2,203
Total operating expenses	—	106,401
Operating loss	—	(12,828)
Other expenses, net:
Interest expense, net	—	5
Loss before taxes from discontinued operations	—	(12,833)
Income tax benefit	—	(2,760)
Net loss from discontinued operations	$—	$(10,073)

The cash flows related to discontinued operations have not been segregated and are included within the statements of cash flows. The following table presents cash flow and non-cash information related to the U.S. Car Wash business:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
		As Restated
Depreciation and amortization	$—	$2,203
Capital expenditures	—	4,657
Loss on sale or disposal of assets	—	7,535
Asset impairment	—	476
International Car Wash Divestiture
On November 27, 2025, the Company entered into a definitive agreement to sell its ICW business to Neptune Acquisition Bidco Limited. On January 27, 2026, the Company completed the sale of ICW for an aggregate purchase price of €411 million or approximately $490 million. A net gain of $29 million was recognized on sale of the business, which included $4 million of transaction costs as well as $37 million of cumulative translation adjustment income and less than $1 million of actuarial income for a defined pension plan included within other comprehensive income during the three months ended March 28, 2026. The Company primarily used the proceeds to fully repay the outstanding balance of $252 million for the 2019-2 Senior Notes, make a partial repayment of $80 million for the 2020-1 Senior Notes, and make a repayment of $140 million for the Revolving Credit Facility.
This divestiture qualified as discontinued operations as of November 27, 2025 as it represented a strategic shift relating to the Company’s car wash footprint and services offered outside of the U.S. and had a major effect on the consolidated results of operations. Accordingly, the results of operations for the ICW disposal group and certain transaction related costs were classified as discontinued operations within the consolidated statements of operations. Results outlined below were historically reflected within the Car Wash Segment within the previously filed financial statements, prior to the Company resegmenting in fiscal year 2025.
Financial Information of Discontinued Operations
The following table summarizes the results of operations of the ICW business that are being reported as discontinued operations within the consolidated statements of operations:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Net revenue:
Independently-operated store sales	$15,315	$66,640
Supply and other revenue	390	1,386
Total net revenue	15,705	68,026
Operating Expenses:
Independently-operated store expenses	9,766	36,487
Supply and other expenses	215	915
Selling, general, and administrative expenses	3,069	8,194
Depreciation and amortization	—	13,230
Total operating expenses	13,050	58,826
Operating income	2,655	9,200
Other expenses, net:
Interest expense, net	37	140
Income before taxes from discontinued operations	2,618	9,060
Income tax expense	905	2,569
Net income from discontinued operations	$1,713	$6,491

The following tables summarizes the ICW business assets and liabilities classified as discontinued operations within the consolidated balance sheets:

(in thousands)	March 28, 2026	December 27, 2025
Assets
Current assets:
Cash and cash equivalents	$—	$29,744
Accounts and notes receivable, net	—	5,386
Inventory	—	10,048
Prepaid and other assets	—	15,273
Income tax receivable	—	1,542
Total current assets of discontinued operations	—	61,993
Property and equipment, net	—	309,440
Operating lease right-of-use assets	—	121,901
Intangibles, net	—	34,205
Goodwill	—	204,442
Deferred tax assets	—	1,502
Total assets of discontinued operations	$—	$733,483
Liabilities
Current liabilities:
Accounts payable	$—	$10,047
Accrued expenses and other liabilities	—	43,675
Income tax payable	—	19,954
Current portion of long-term debt	—	119
Total current liabilities of discontinued operations	—	73,795
Deferred tax liabilities	—	44,479
Operating lease liabilities	—	101,909
Long-term accrued expenses and other liabilities	—	19,231
Total liabilities of discontinued operations	$—	$239,414
The cash flows related to discontinued operations have not been segregated and are included within the statements of cash flows. The following table presents cash flow and non-cash information related to the ICW business:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Depreciation and amortization	$—	$13,230
Capital expenditures	614	8,185
Loss (gain) on sale or disposal of fixed assets	192	(306)
Asset impairment	—	65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and Subsidiaries (“Driven Brands,” “the Company,” “we,” “us,” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this Quarterly Report. We operate on a 52-or 53-week fiscal year, which ends on the last Saturday in December. The three months ended March 28, 2026 and March 29, 2025, were both 13 week periods.
Overview
Description of Business
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of over 4,200 locations across 49 U.S. states and Canada. Our scaled, diversified platform fulfills an extensive range of core retail and commercial automotive needs, including oil change, paint, collision, glass, and repair services. We have continued to consistently grow our revenue through same store sales growth and adding new franchised and company-operated stores. Driven Brands generated net revenue of approximately $484 million during the three months ended March 28, 2026, an increase of 8% compared to the prior year and system-wide sales of approximately $1.6 billion during the three months ended March 28, 2026, an increase of 6% from the prior year.
The broader operating environment in which we conduct our business is subject to a number of macroeconomic and industry-specific factors that may affect our performance. We have experienced softening demand within certain businesses, primarily as a result of inflationary pressures, increased competition, industry and macroeconomic dynamics, possible future tariffs, global conflicts, and negative weather patterns. We believe the impact of inflation on consumer demand and our cost structure could be significant throughout the remainder of 2026.
Restatement of Previously Issued Consolidated Financial Statements
As described in Note 3 - Restatement of Previously Issued Consolidated Financial Statements included in Item 1, certain financial information as of and for the three months ended March 29, 2025 was previously restated (the "Restatement"). Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the Restatement of our consolidated financial statements. We incurred $9 million in non-recurring costs related to the Restatement during the three months ended March 28, 2026.
Resegmentation
In the fourth quarter of 2025, as a result of the announcement of the sale of its International Car Wash (“ICW”) business and the related results reflected within discontinued operations, the Company re-evaluated its operating segments, which resulted in a change to the reportable segments. The Company now has the following reportable segments: Take 5, Franchise Brands, and Auto Glass Now. Prior period information has been recast to reflect the current reportable segments.
Discontinued Operations
As previously disclosed in the Company’s Annual Report, in April 2025, the Company sold the U.S. Car Wash business and in November 2025 the Company entered into a definitive agreement to sell ICW to Neptune Acquisition Bidco Limited. On January 27, 2026, the Company completed the sale of ICW for an aggregate purchase price of €411 million, or approximately $490 million.
The net assets and operations of these disposal groups each met the criteria to be classified as discontinued operations and are reported as such in all periods presented. Unless otherwise noted, the discussion throughout Part I Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, including the various metrics cited, excludes the U.S. Car Wash and ICW businesses and pertains only to our continuing operations. For information on discontinued operations, refer to Note 2 and Note 12 to our consolidated financial statements.

Q1 2026 Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
Net Revenue
Net revenue was $484 million for the three months ended March 28, 2026 compared to $448 million for the three months ended March 29, 2025. The increase of $36 million was primarily due to the following:
•same store sales growth within all segments;
•net store growth within the Take 5 and Franchise Brands segments; and
•increased supply sales, primarily associated with Take 5 franchised store growth.
Net Income From Continuing Operations
We recognized net income from continuing operations of $24 million, or $0.14 per diluted share, for the three months ended March 28, 2026, compared to $14 million, or $0.08 per diluted share, for the three months ended March 29, 2025. The increase of approximately $10 million was primarily due to the following:
•same store sales growth within all segments;
•net store growth within the Take 5 and Franchise Brands segments;
•decreased interest expense of $13 million associated with decreased borrowings in the current year;
•increased supply sales, primarily associated with Take 5 franchised store growth;
•decreased fixed asset losses and asset impairments of $9 million primarily relating to U.S. Car Wash assets that were not included in the disposal group in the prior year; and
•reduced share-based compensation of $6 million primarily associated with pre-IPO awards that vested in the second quarter of 2025.
These factors were partially offset by:
•increased costs directly associated with sales growth in the period;
•increased foreign currency transaction losses of $9 million;
•increased professional fees, primarily due to $9 million of non-recurring fees associated with the Restatement and remediation plan; and
•increased cloud computing amortization of $3 million related to additional cloud computing arrangements placed in service during the trailing 12 months.
Adjusted Net Income
Adjusted Net Income was $49 million for the three months ended March 28, 2026 compared to $39 million for the three months ended March 29, 2025. This increase of approximately $10 million was primarily due to the following:
•same store sales growth within all segments;
•net store growth within the Take 5 and Franchise Brands segments;
•decreased interest expense of $13 million associated with decreased borrowings in the current year; and
•increased supply sales, primarily associated with Take 5 franchised store growth.
These factors were partially offset by:
•increased costs directly associated with sales growth in the period; and
•increased professional fees, primarily due to $9 million of non-recurring fees associated with the Restatement and remediation plan.
Adjusted EBITDA
Adjusted EBITDA was $104 million for the three months ended March 28, 2026 compared to $102 million for the three months ended March 29, 2025. The increase of approximately $2 million was primarily due to:
•same store sales growth within all segments;

•net store growth within the Take 5 and Franchise Brands segments; and
•increased supply sales, primarily associated with Take 5 franchised store growth.
These factors were partially offset by:
•increased costs directly associated with sales growth in the period; and
•increased professional fees, primarily due to $9 million of non-recurring fees associated with the Restatement and remediation plan.
Other Key Performance Indicators
•Consolidated same store sales increased by 2.1%.
•Consolidated system-wide sales increased $86 million.
•The Company added 202 net new stores during the trailing twelve months.

Key Performance Indicators
Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales — System-wide sales represent the total of net sales for our franchised and company-operated stores, regardless of ownership. This measure allows management to better assess the total size and health of each segment, our overall store performance, and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from continuing operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores.Mobile units are associated with a parent store, and their sales are reflected in overall system-wide sales.
Store count — Store count reflects the number of franchised and company-operated stores open at the end of the reporting period. Management reviews the number of new, closed, acquired, and divested stores to assess net unit growth and drivers of trends in system-wide sales, franchise royalties and fees revenue and company-operated store sales. Temporary closings remain in the respective store counts.
Same store sales — Same store sales reflect the change in comparable sales year-over-year for the same store sale base. We define the same store sale base to include all franchised and company-operated stores open for comparable weeks during the given fiscal period in both the current and prior year, which may be different from how others define similar terms. This measure highlights the performance of existing stores, while excluding the impact of new store openings, closures, acquisitions, and divestitures.
Adjusted EBITDA — We define Adjusted EBITDA as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, cloud computing amortization, share-based compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, and certain non-recurring and non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 4 in our consolidated financial statements for a reconciliation of reportable segment Adjusted EBITDA to income from continuing operations before taxes for the three months ended March 28, 2026 and March 29, 2025.

The following table sets forth our key performance indicators for the three months ended March 28, 2026 and March 29, 2025:

	Three Months Ended
(in thousands, except store count or as otherwise noted)	March 28, 2026	March 29, 2025
		As Restated
System-Wide Sales
System-Wide Sales:
Take 5	$441,668	$387,488
Franchise Brands	1,061,596	1,033,366
Auto Glass Now	62,906	59,339
Total	$1,566,170	$1,480,193
System-Wide Sales by Business Model:
Franchised Stores	$1,229,038	$1,166,062
Company-Operated Stores	337,132	314,131
Total	$1,566,170	$1,480,193
Store Count
Store Count:
Take 5	1,371	1,203
Franchise Brands	2,704	2,660
Auto Glass Now	206	216
Total	4,281	4,079
Store Count by Business Model:
Franchised Stores	3,238	3,115
Company-Operated Stores	1,043	964
Total	4,281	4,079
Same Store Sales % by segment
Take 5	4.5%	8.0%
Franchise Brands	0.9%	(2.9%)
Auto Glass Now	7.2%	(0.4%)
Total consolidated	2.1%	(0.3%)
Adjusted EBITDA by segment
Take 5	$109,472	$96,395
Franchise Brands	41,357	42,880
Auto Glass Now	5,934	5,317
Adjusted EBITDA margin by segment
Take 5	33.9%	32.7%
Franchise Brands	59.6%	61.4%
Auto Glass Now	9.4%	9.0%
Total consolidated	21.5%	22.9%

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

The following table provides a reconciliation of net income from continuing operations to Adjusted Net Income and Adjusted Earnings per Share:

	Three Months Ended
(in thousands, except per share data)	March 28, 2026	March 29, 2025
		As Restated
Net income from continuing operations	$23,831	$13,508
Adjustments:
Acquisition related costs(a)	170	15
Non-core items and project costs, net(b)	2,492	3,210
Cloud computing amortization(c)	5,185	1,881
Share-based compensation expense(d)	6,348	12,260
Foreign currency transaction loss (gain), net(e)	8,930	(471)
Impairment, (gain) loss on sale of assets, net, and closed store expenses(f)	1,106	9,894
Loss on debt extinguishment(g)	1,820	—
Amortization related to acquired intangible assets(h)	4,655	4,652
Adjusted net income before tax impact of adjustments	54,537	44,949
Tax impact of adjustments(i)	(5,508)	(6,177)
Adjusted net income from continuing operations	$49,029	$38,772

Basic earnings per share from continuing operations	$0.14	$0.08
Diluted earnings per share from continuing operations	$0.14	$0.08

Adjusted basic earnings per share from continuing operations	$0.30	$0.24
Adjusted diluted earnings per share from continuing operations	$0.30	$0.24

Weighted average shares outstanding
Basic	164,156	160,568
Diluted	164,637	161,818

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
The following table provides a reconciliation of net income from continuing operations to Adjusted EBITDA:

Adjusted EBITDA
	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
		As Restated
Net income from continuing operations	$23,831	$13,508
Income tax expense	9,407	5,454
Interest expense, net	23,452	36,266
Depreciation and amortization	21,331	20,311
EBITDA	78,021	75,539
Acquisition related costs(a)	170	15
Non-core items and project costs, net(b)	2,492	3,210
Cloud computing amortization(c)	5,185	1,881
Share-based compensation expense(d)	6,348	12,260
Foreign currency transaction loss (gain), net(e)	8,930	(471)
Impairment, (gain) loss on sale of assets, net, and closed store expenses(f)	1,106	9,894
Loss on debt extinguishment(g)	1,820	—
Adjusted EBITDA	$104,072	$102,328

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
(e)Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of the intercompany loans as well as gains and losses on cross-currency swaps.
(f)Consists of the following items (i) asset impairments, (ii) (gains) losses, net on sale leasebacks, disposal of assets, including assets held for sale, or sale of business; and (iii) closed store expenses.
(g)Represents charges incurred related to the Company’s partial repayment of the 2020-1 Senior Notes and full repayment of the 2019-2 Senior Notes.
(h)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statements of operations.
(i)Represents the tax impact of adjustments associated with the reconciling items between net income from continuing operations and Adjusted Net Income, excluding the provision for uncertain tax positions and valuation allowance for certain deferred tax assets. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 9% to 36% depending upon the tax attributes of each adjustment and the applicable jurisdiction.

Results of Operations for the Three Months Ended March 28, 2026 Compared to the Three Months Ended March 29, 2025
To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Certain percentages presented have been rounded to the nearest number, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Three Months Ended
(in thousands)	March 28, 2026	% of Net Revenues	March 29, 2025	% of Net Revenues
			As Restated
Franchise royalties and fees	$47,263	9.8%	$44,710	10.0%
Company-operated store sales	337,132	69.6%	314,131	70.2%
Advertising fund contributions	28,835	6.0%	25,325	5.7%
Supply and other revenue	71,211	14.7%	63,446	14.2%
Total net revenue	$484,441	100.0%	$447,612	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased by $3 million, or 6%, primarily due to increased franchise system-wide sales of $63 million, which was primarily driven by 123 net new franchised stores as well as same store sales growth for both Take 5 and Franchise Brands.
Company-Operated Store Sales
Company-operated store sales increased $23 million, or 7%, which was primarily driven by 79 net new Take 5 company-operated store openings as well as Take 5 and Auto Glass Now same store sales growth.
Advertising Fund Contribution
Advertising fund contributions increased by $4 million, or 14%, primarily due to increased franchise system-wide sales of $63 million including system-wide sales from 123 net new franchised stores. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue increased $8 million, or 12%, primarily due to increased supply sales primarily associated with Take 5 franchised store growth.

Operating Expenses

	Three Months Ended
(in thousands)	March 28, 2026	% of Net Revenues	March 29, 2025	% of Net Revenues
			As Restated
Company-operated store expenses	$195,257	40.3%	$187,123	41.8%
Advertising fund expenses	28,835	6.0%	25,325	5.7%
Supply and other expenses	39,767	8.2%	35,437	7.9%
Selling, general, and administrative expenses	131,811	27.2%	124,659	27.8%
Depreciation and amortization	21,331	4.4%	20,311	4.5%
Total operating expenses	$417,001	86.1%	$392,855	87.7%
Company-Operated Store Expenses
Company-operated store expenses increased $8 million, or 4%, primarily related to store-related costs associated with 79 net new Take 5 company-operated stores as well as variable costs associated with increased Take 5 and Auto Glass Now company-operated store sales during the current period.
Advertising Fund Expenses
Advertising fund expenses increased by $4 million, or 14%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses increased $4 million, or 12%, primarily due to costs associated with the increased Take 5 supply revenue.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $7 million, or 6%, due to $9 million in non-recurring fees associated with the Restatement and remediation plan, increased cloud computing amortization of $3 million, as well as increased advertising expenses and IT costs associated with total company growth in the current period. These increases were partially offset by a decrease in fixed asset losses and asset impairments of $9 million relating to U.S. Car Wash assets that were not included in the disposal group in the prior year as well as a reduction of share-based compensation expenses of $6 million primarily associated with pre-IPO awards that vested in the second quarter of 2025.
Depreciation and Amortization
Depreciation and amortization expense increased $1 million, or 5%, primarily due to 79 net new Take 5 company-operated stores.
Other Expenses, net

	Three Months Ended
(in thousands)	March 28, 2026	% of Net Revenues	March 29, 2025	% of Net Revenues
			As Restated
Interest expense, net	$23,452	4.8%	$36,266	8.1%
Foreign currency transaction loss (gain), net	8,930	1.8%	(471)	(0.1)%
Loss on debt extinguishment	1,820	0.4%	—	—%
Other expenses, net	$34,202	7.0%	$35,795	8.0%
Interest Expense, Net
Interest expense, net decreased $13 million, or 35%, driven by the full repayment of the Company’s Term Loan Facility in the third quarter of 2025, decreased borrowings on the Revolving Credit Facility, and repayments of securitized senior notes.

Foreign Currency Transaction Loss (Gain), Net
The foreign currency transaction loss for the three months ended March 28, 2026 was primarily comprised of transaction losses of $4 million in our foreign operations and a loss on foreign currency hedges of $5 million. The foreign currency transaction gain for the three months ended March 29, 2025 was primarily comprised of transaction gains in our foreign operations of less than $1 million and a gain on foreign currency hedges of less than $1 million.
Loss on Debt Extinguishment
Loss on debt extinguishment for the three months ended March 28, 2026 related to the Company’s partial repayment of the 2020-1 Senior Notes and full repayment of the 2019-2 Senior Notes.
Income Tax Expense

	Three Months Ended
(in thousands)	March 28, 2026	% of Net Revenues	March 29, 2025	% of Net Revenues
			As Restated
Income tax expense	$9,407	1.9%	$5,454	1.2%
Income tax expense was $9 million for the three months ended March 28, 2026 compared to an income tax expense of $5 million for the three months ended March 29, 2025. The effective income tax rate for both periods is greater than the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation and U.S. state and local income taxes.

Segment Results of Operations for the Three Months Ended March 28, 2026 Compared to the Three Months Ended March 29, 2025
We assess the performance of our segments based on Adjusted EBITDA, which is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, equity compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
Take 5

	Three Months Ended		2026	2025
(in thousands, unless otherwise noted)	March 28, 2026	March 29, 2025	% Net Revenue For Segment	% Net Revenue For Segment
		As Restated
Net revenue
Franchise royalties and fees	$10,721	$8,357	3.3%	2.8%
Company-operated store sales	271,712	250,800	84.1%	85.1%
Supply and other revenue	40,778	35,628	12.6%	12.1%
Total net revenue	$323,211	$294,785	100.0%	100.0%
Adjusted EBITDA	$109,472	$96,395	33.9%	32.7%

System-Wide Sales			Change
Franchised stores	$169,956	$136,688	$33,268	24.3%
Company-operated stores	271,712	250,800	20,912	8.3%
Total system-wide sales	$441,668	$387,488	$54,180	14.0%

Store Count (in whole numbers)			Change
Franchised stores	545	468	77	16.5%
Company-operated stores	826	735	91	12.4%
Total store count	1,371	1,203	168	14.0%
Same Store Sales %	4.5%	8.0%
Take 5 net revenue increased $28 million, or 10%, driven primarily by a $21 million increase in company-operated store sales from same store sales growth and 91 net new company-operated stores. In addition, supply and other revenue increased by $5 million, or 14%, primarily due to higher franchise system-wide sales. Franchise royalties and fees increased by $2 million, or 28%, primarily due to a $33 million, or 24%, increase in franchise system-wide sales from same store sales growth and 77 net new franchised stores.
Take 5 Adjusted EBITDA increased $13 million, or 14%, primarily driven by net revenue due to net store growth and same store sales growth, partially offset by variable costs directly associated with the increased company-operated store sales.

Franchise Brands

	Three Months Ended		2026	2025
(in thousands, unless otherwise noted)	March 28, 2026	March 29, 2025	% Net Revenue For Segment	% Net Revenue For Segment
		As Restated
Net revenue
Franchise royalties and fees	$36,542	$36,353	52.7%	52.1%
Company-operated store sales	2,514	3,992	3.6%	5.7%
Supply and other revenue	30,331	29,470	43.7%	42.2%
Total net revenue	$69,387	$69,815	100.0%	100.0%
Adjusted EBITDA	$41,357	$42,880	59.6%	61.4%

System-Wide Sales			Change
Franchised stores	$1,059,082	$1,029,374	$29,708	2.9%
Company-operated stores	2,514	3,992	(1,478)	(37.0%)
Total system-wide sales	$1,061,596	$1,033,366	$28,230	2.7%

Store Count (in whole numbers)			Change
Franchised stores	2,693	2,647	46	1.7%
Company-operated stores	11	13	(2)	(15.4%)
Total store count	2,704	2,660	44	1.7%
Same Store Sales %	0.9%	(2.9)%
Franchise Brands net revenue decreased less than $1 million, or 1%, driven by the sale of two company-operated stores to a franchisee in the current period, partially offset by an increase in franchise system-wide sales of $30 million, or 3% which resulted in increased supply revenue and franchised royalties and fees.
Franchise Brands Adjusted EBITDA decreased $2 million, or 4%, primarily due to increased general and administrative charges and decreased net revenue.

Auto Glass Now

	Three Months Ended		2026	2025
(in thousands, unless otherwise noted)	March 28, 2026	March 29, 2025	% Net Revenue For Segment	% Net Revenue For Segment
		As Restated
Net revenue
Company-operated store sales	$62,906	$59,339	99.8%	100.0%
Supply and other revenue	151	1	0.2%	—%
Total net revenue	$63,057	$59,340	100.0%	100.0%
Adjusted EBITDA	$5,934	$5,317	9.4%	9.0%

System-Wide Sales			Change
Company-operated stores	$62,906	$59,339	$3,567	6.0%
Total system-wide sales	$62,906	$59,339	$3,567	6.0%

Store Count (in whole numbers)			Change
Company-operated stores	206	216	(10)	(4.6%)
Total store count	206	216	(10)	(4.6%)
Same Store Sales %	7.2%	(0.4%)
Auto Glass Now net revenue increased $4 million, or 6%, driven primarily by same store sales growth.
Auto Glass Now Adjusted EBITDA increased by $1 million, or 12%, driven primarily by same store sales growth, partially offset by variable costs directly associated with increased sales.

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
At March 28, 2026, the Company had total liquidity of $804 million consisting of $133 million in cash and cash equivalents and $671 million of undrawn capacity on its variable funding securitization senior notes and Revolving Credit Facility. This does not include the additional $135 million 2022-1 Securitization Senior Notes that would expand the Company’s variable funding note borrowing capacity if the Company elects to exercise them, assuming certain conditions continue to be met.
On November 27, 2025, the Company entered into a definitive agreement to sell its ICW business. On January 27, 2026, the Company completed the sale of ICW for an aggregate purchase price of €411 million, or approximately $490 million. The Company used the proceeds to fully repay the outstanding balance of $252 million for the 2019-2 Senior Notes, make a partial repayment of $80 million on the 2020-1 Senior Notes, and make a repayment of $140 million on the Revolving Credit Facility.
In connection with the issuance of the 2025-1 Senior Notes, the Co-Issuers entered into the Second Amended and Restated Base Indenture (the “Base Indenture”). In March 2026, the Co-Issuers entered into Amendment No. 1 (“Amendment No. 1”) to the Base Indenture. Amendment No. 1 amended the Base Indenture to extend the deadlines for certain deliverables and to clarify certain other requirements following the occurrence of a re-issuance restatement of the Co-Issuers’ financial statements. On April 22, 2026, the Co-Issuers received a waiver under the Base Indenture, extending the deadline to deliver the annual financial statements for various parties to the Second Amended and Restated Base Indenture for fiscal year 2025 to June 10, 2026, and the deadline for delivery of the quarterly financial statements for the period ended March 28, 2026 to 45 days following the delivery of the annual financial statements for fiscal year 2025.
The following table illustrates the main components of our cash flows for the three months ended March 28, 2026 and March 29, 2025:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
		As Restated
Net cash provided by operating activities	$57,179	$76,334
Net cash provided by (used in) investing activities	439,974	(46,736)
Net cash used in financing activities	(501,632)	(48,431)
Effect of exchange rate changes on cash	(616)	1,549
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$(5,095)	$(17,284)

Cash flow information is inclusive of cash flows from discontinued operations.

Operating Activities
Net cash provided by operating activities was $57 million for the three months ended March 28, 2026 compared to $76 million for the three months ended March 29, 2025. The decrease in cash provided by operating activities was primarily related to working capital activity during the three months ended March 28, 2026.
Investing Activities
Net cash provided by investing activities was $440 million for the three months ended March 28, 2026 compared to cash used in investing activities of $47 million for the three months ended March 29, 2025. The increase in cash provided by investing activities was primarily due to proceeds from the sale of business, including ICW, and fixed assets, including sale leaseback transactions and assets held for sale, of $453 million as well as decreased capital expenditures of $34 million.
Financing Activities
Net cash used in financing activities was $502 million for the three months ended March 28, 2026 compared to $48 million for the three months ended March 29, 2025. The increase in cash used in financing activities was primarily related to an increase in net repayments of debt, including finance leases, of $434 million, primarily associated with repayments of the 2019-2 Senior Notes, a portion of the 2020-1 Senior Notes, and net repayments on the Revolving Credit Facility in the current period, as well as Tax Receivable Agreement payments of $22 million in the current period compared to no payments made in the prior period. See Note 6 to our consolidated financial statements for additional information regarding the Company’s debt.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to our pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement, which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divests. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current tax receivable agreement payable of $35 million and $56 million as of March 28, 2026 and December 27, 2025, respectively, and a non-current tax receivable agreement payable of $73 million as of March 28, 2026 and December 27, 2025 on the consolidated balance sheets. The Company made payments of approximately $22 million under the Tax Receivable Agreement in the three months ended March 28, 2026. No payments were made in the three months ended March 29, 2025.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 of the consolidated financial statements presented in our Annual Report. There have been no material changes to our critical accounting policies from those disclosed in our Annual Report.
Application of New Accounting Standards
See Note 2 of the consolidated financial statements for a discussion of recently issued accounting standards applicable to the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Annual Report for a complete discussion of the Company’s market risk. There have been no material changes in the Company’s market risk from those disclosed in the Company’s Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of March 28, 2026. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 28, 2026, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective, due to the previously identified material weaknesses in internal control over financial reporting described below, which have not been remediated.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s financial statements will not be prevented or detected on a timely basis. Management determined that the material weaknesses previously disclosed in Part II, Item 9A Controls and Procedures of our Annual Report, continue to exist as of March 28, 2026:

•The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record, and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. This material weakness contributed to the additional material weaknesses described below:
•The Company did not design and maintain effective controls related to account reconciliations. Specifically, controls were not designed at a sufficient level of precision to timely reconcile and review the reasonableness and supportability of account balances, including review of the nature and aging of individual account balances.
•The Company did not design and maintain effective controls over leases, including timely identification of new and modified leases and accuracy of lease commencement dates.
•The Company did not design and maintain effective controls related to intercompany and consolidation transactions. Specifically, controls were not designed at a sufficient level of precision to ensure that all intercompany and consolidation transactions are reviewed, supported, reconciled, and fully eliminated in the consolidated financial statements.
•The Company did not design and maintain effective controls over manual journal entries. Specifically, controls were not designed to ensure that manual journal entries are appropriately reviewed, supported, and have an appropriate business rationale.

Remediation Plan and Status
There were no material changes to the remediation plans described in the Annual Report on Form 10-K for the year ended December 27, 2025 during the quarter ended March 28, 2026. The Company is implementing the following remediation plan:

•Ongoing hiring of technical accounting resources with public company experience to enhance the Company’s accounting and financial reporting function.
•Engagement of third-party specialists to supplement the Company’s resources and support process improvements across the accounting and reporting functions.
•Establishment of a second line Sarbanes-Oxley Act of 2002 (SOX) function to oversee remediation efforts, including assisting with developing policies and procedures, providing training, and ensuring control activities are designed to mitigate financial reporting risks.
•Enhancement of the internal certification process to provide greater representation across functions and improve opportunities to identify matters requiring accounting treatment.

•Enhancement of processes to support the design and timely execution of control activities related to the period close process, including account reconciliations and manual journal entries, along with training personnel on proper review procedures.
•Enhancement of the lease process and controls to support timely review and modification of leases and accuracy of lease commencement dates.
•Redesign of processes and controls related to intercompany and consolidation transactions, including review, support, reconciliation, and accurate elimination of such transactions.

While these remediation efforts are ongoing, management believes these actions will address the identified material weaknesses. However, until such remediation is fully implemented and tested, the material weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recently completed quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Information relating to this item is included within Note 11 of our financial statements included elsewhere within this Form 10-Q.
Item 1A. Risk Factors
For a discussion of risk factors that could adversely affect our results of operations, financial condition, business reputation or business prospects, we refer you to Part I, Item 1A "Risk Factors" included in our Annual Report. There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
(c) Trading Plans
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1
Limited Waiver and Fourth Amendment to Credit Agreement, dated as of April 24, 2026, by and among Driven Holdings Parent LLC, Driven Holdings LLC, the consenting lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 27, 2026)

10.2*†	Third Amendment to Employment Agreement between Scott O'Melia and Driven Brands Shared Services LLC dated as of May 4, 2026
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 11, 2026

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Daniel Rivera
Name:	Daniel Rivera
Title:	President and Chief Executive Officer

By:	/s/ Rebecca Fondell
Name:	Rebecca Fondell
Title:	Senior Vice President, Chief Accounting Officer