Form 10-Q
period 2026-06-27
Driven Brands Holdings Inc.
filed 2026-08-06
CIK 1804745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
OR
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Common Stock, $0.01 par value

Trading Symbol(s)
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 4, 2026, the Registrant had 164,979,816 shares of Common Stock outstanding.

Driven Brands Holdings Inc.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. In particular, forward-looking statements include, among other things, statements relating to: (i) the current geopolitical environment, including the impact, both direct and indirect, of global conflicts, government actions, such as proposed and enacted tariffs and governmental shutdowns; (ii) our strategy, outlook, and growth prospects; (iii) our operational and financial targets, dividend policy, and capital allocation strategy; (iv) general economic trends and trends in our industry and markets; (v) the risks and costs associated with the integration of, and or ability to integrate, our stores and business units successfully; (vi) our internal control over financial reporting; (vii) the proper application of generally accepted accounting principles in the preparation of our financial statements, which are highly complex and involve many subjective assumptions, estimates, and judgments; and (viii) the competitive environment in which we operate; and (ix) potential post-closing obligations and liabilities relating to the sale of our car wash businesses. Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy, and other future conditions, and involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause our results to vary from expectations include, but are not limited to:
•our ability to compete with other businesses in the automotive aftermarket industries, including other international, national, regional, and local repair and maintenance shops, paint and collision repair shops, oil change shops, glass repair and replacement shops, automobile dealerships, and suppliers of automotive parts;
•advances and changes in automotive technology, including, but not limited to, changes in the materials used for the construction of structural components and body panels, changes in the types of paints and coatings used for automobiles or materials used for tires, changes in engines and drivetrains to hybrid and electric technology, increased prevalence of sensors and cameras, and increased prevalence of self-driving vehicles and shared mobility;
•our ability to adapt to competitive pressures;
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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
		As Restated and Recast		As Restated and Recast
Net revenue:
Franchise royalties and fees	$51,662	$49,180	$98,925	$93,890
Company-operated store sales	352,604	333,280	689,736	647,411
Advertising contributions	30,098	27,041	58,933	52,366
Supply and other revenue	73,052	65,712	144,263	129,158
Total net revenue	507,416	475,213	991,857	922,825
Operating expenses:
Company-operated store expenses	208,643	192,322	403,900	379,445
Advertising expenses	30,098	27,040	58,933	52,365
Supply and other expenses	43,764	39,153	83,531	74,590
Selling, general, and administrative expenses	129,704	150,520	261,515	275,179
Depreciation and amortization	22,157	19,129	43,488	39,440
Total operating expenses	434,366	428,164	851,367	821,019
Operating income	73,050	47,049	140,490	101,806
Other expenses, net:
Interest expense, net	20,791	31,146	44,243	67,412
Foreign currency transaction loss (gain), net	1,212	(8,659)	10,142	(9,130)
Loss on debt extinguishment	—	—	1,820	—
Other expenses, net	22,003	22,487	56,205	58,282
Income before taxes from continuing operations	51,047	24,562	84,285	43,524
Income tax expense	13,773	8,130	23,180	13,584
Net income from continuing operations	$37,274	$16,432	$61,105	$29,940
(Loss) gain on sale of discontinued operations, net of tax	(3,027)	38,948	26,259	38,948
Net (loss) income from discontinued operations, net of tax	—	(1,336)	1,713	(4,918)
Net income	$34,247	$54,044	$89,077	$63,970

Basic earnings per share:
Continuing Operations	$0.23	$0.10	$0.37	$0.18
Discontinued Operations	(0.02)	0.23	0.17	0.21
Net basic earnings per share	$0.21	$0.33	$0.54	$0.39

Diluted earnings per share:
Continuing Operations	$0.23	$0.10	$0.37	$0.18
Discontinued Operations	(0.02)	0.23	0.17	0.21
Net diluted earnings per share	$0.21	$0.33	$0.54	$0.39

Weighted average shares outstanding
Basic	164,481	162,833	164,319	161,701
Diluted	164,936	164,150	164,774	162,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
		As Restated		As Restated
Net income	$34,247	$54,044	$89,077	$63,970
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,012)	39,543	(31,852)	57,555
Unrealized (loss) gain from cash flow hedges, net of tax	(59)	(639)	380	(1,173)
Actuarial gain (loss) of defined pension plan, net of tax	—	11	(599)	16
Other comprehensive (loss) income, net	(2,071)	38,915	(32,071)	56,398
Comprehensive income attributable to Driven Brands Holdings Inc.	$32,176	$92,959	$57,006	$120,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)	June 27, 2026	December 27, 2025
Assets
Current assets:
Cash and cash equivalents	$183,947	$102,938
Restricted cash	100	162
Accounts and notes receivable, net	155,245	131,958
Inventory	52,087	52,375
Prepaid and other assets	30,302	50,103
Income tax receivable	48,447	49,266
Advertising fund assets, restricted	72,298	60,826
Assets held for sale	11,522	31,233
Current assets of discontinued operations	—	61,993
Total current assets	553,948	540,854
Other assets	113,264	114,657
Property and equipment, net	496,273	471,804
Operating lease right-of-use assets	548,477	513,458
Deferred commissions	7,824	7,824
Intangibles, net	606,309	617,849
Goodwill	1,209,228	1,218,002
Deferred tax assets	3,917	3,982
Non-current assets of discontinued operations	—	671,490
Total assets	$3,539,240	$4,159,920
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$128,468	$93,029
Accrued expenses and other liabilities	166,879	198,759
Income tax payable	2,226	2,652
Current portion of long-term debt	26,243	276,691
Tax receivable agreement payable	29,656	56,211
Advertising fund liabilities	23,258	24,670
Current liabilities of discontinued operations	—	73,795
Total current liabilities	376,730	725,807
Long-term debt	1,658,932	1,882,783
Deferred tax liabilities	26,438	13,554
Operating lease liabilities	535,268	501,506
Tax receivable agreement payable	78,615	73,084
Deferred revenue	29,872	30,365
Long-term accrued expenses and other liabilities	94	—
Non-current liabilities of discontinued operations	—	165,619
Total liabilities	2,705,949	3,392,718
Preferred Stock $0.01 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized: and 164,979,816 and 164,531,712 shares issued and outstanding; respectively	1,650	1,645
Additional paid-in capital	1,745,494	1,736,416
Accumulated deficit	(864,131)	(953,208)
Accumulated other comprehensive loss	(49,722)	(17,651)
Total shareholders’ equity	833,291	767,202
Total liabilities and shareholders' equity	$3,539,240	$4,159,920

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
	June 27, 2026		June 28, 2025
			As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	164,895,622	$1,649	164,274,617	$1,643
Stock issued relating to Employee Stock Purchase Plan	—	—	—	—
Shares issued for exercise/vesting of share-based compensation awards	84,194	1	—	—
Balance at end of period	164,979,816	$1,650	164,274,617	$1,643
Additional paid-in capital
Balance at beginning of period		$1,741,081		$1,717,824
Share-based compensation expense		5,101		10,712
Tax obligations for share-based compensation		(688)		(45)
Balance at end of period		$1,745,494		$1,728,491
Accumulated deficit
Balance at beginning of period		$(898,378)		$(1,083,444)
Net income		34,247		54,044
Balance at end of period		$(864,131)		$(1,029,400)
Accumulated other comprehensive loss
Balance at beginning of period		$(47,651)		$(54,588)
Other comprehensive (loss) income		(2,071)		38,915
Balance at end of period		$(49,722)		$(15,673)
Total shareholders’ equity		$833,291		$685,061

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Six Months Ended
	June 27, 2026		June 28, 2025
			As Restated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	164,531,712	$1,645	163,842,248	$1,638
Stock issued relating to Employee Stock Purchase Plan	46,915	1	44,693	1
Shares issued for exercise/vesting of share-based compensation awards	401,189	4	393,284	4
Forfeiture of restricted stock awards	—	—	(5,608)	—
Balance at end of period	164,979,816	$1,650	164,274,617	$1,643
Additional paid-in capital
Balance at beginning of period		$1,736,416		$1,707,573
Share-based compensation expense		10,816		23,022
Stock issued relating to Employee Stock Purchase Plan		428		523
Tax obligations for share-based compensation		(2,166)		(2,627)
Balance at end of period		$1,745,494		$1,728,491
Accumulated deficit
Balance at beginning of period		$(953,208)		$(1,093,370)
Net income		89,077		63,970
Balance at end of period		$(864,131)		$(1,029,400)
Accumulated other comprehensive loss
Balance at beginning of period		$(17,651)		$(72,071)
Other comprehensive (loss) income		(32,071)		56,398
Balance at end of period		$(49,722)		$(15,673)
Total shareholders’ equity		$833,291		$685,061

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025
		As Restated
Net income	$89,077	$63,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,488	71,081
Share-based compensation expense	10,816	23,022
Loss (gain) on foreign denominated transactions	7,291	(13,343)
Loss on foreign currency derivatives	2,851	4,213
Gain on sale and disposal of businesses, fixed assets, and sale leaseback transactions	(25,709)	(49,535)
Loss on fair value of seller note receivable	—	17,000
Reclassification of interest rate hedge to income	—	(1,033)
Bad debt expense	3,410	9,271
Asset impairment charges and lease terminations	—	24,575
Amortization of deferred financing costs and bond discounts	3,777	6,206
Amortization of cloud computing	10,635	5,829
Provision for deferred income taxes	13,932	11,347
Loss on extinguishment of debt	1,820	—
Other, net	(9,077)	(5,003)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(26,230)	(44,295)
Inventory	211	1,840
Prepaid and other assets	18,073	(3,162)
Advertising fund assets and liabilities, restricted	(14,046)	(11,599)
Other assets	(7,949)	150
Deferred commissions	(2)	303
Deferred revenue	(492)	(934)
Accounts payable	35,968	29,874
Accrued expenses and other liabilities	(17,520)	10,140
Income tax receivable	(7,427)	686
Cash provided by operating activities	132,897	150,603
Cash flows from investing activities:
Capital expenditures	(80,924)	(124,641)
Cash used in business acquisitions, net of cash acquired	—	(6,034)
Proceeds from sale leaseback transactions	23,001	22,810
Proceeds from sale or disposal of businesses and fixed assets, net of cash sold	484,209	266,133
Cash provided by investing activities	426,286	158,268
Cash flows from financing activities:
Payment of debt extinguishment and issuance costs	—	(1,414)
Repayment of long-term debt	(340,286)	(305,446)
Proceeds from revolving lines of credit and short-term debt	107,000	65,000
Repayment of revolving lines of credit and short-term debt	(247,000)	(75,000)
Repayment of principal portion of finance lease liability	(3,764)	(3,140)
Payment of Tax Receivable Agreement	(21,630)	—
Tax obligations for share-based compensation	(2,166)	(2,582)
Cash used in financing activities	(507,846)	(322,582)
Effect of exchange rate changes on cash	(1,494)	5,464
Net change in cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted	49,843	(8,247)
Cash and cash equivalents, beginning of period	132,682	141,810
Cash included in advertising fund assets, restricted, beginning of period	52,204	38,930

Restricted cash, beginning of period	162	358
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, beginning of period	185,048	181,098
Cash and cash equivalents, end of period	183,947	133,079
Cash included in advertising fund assets, restricted, end of period	50,844	39,438
Restricted cash, end of period	100	334
Cash, cash equivalents, restricted cash, and cash included in advertising fund assets, restricted, end of period	$234,891	$172,851

Supplemental cash flow disclosures - non-cash items:
Capital expenditures included in accrued expenses and other liabilities	$2,224	$5,468
Deferred consideration included in accrued expenses and other liabilities	263	1,896
Supplemental cash flow disclosures - cash paid for:
Interest	$40,600	$64,762
Income taxes	5,916	21,236

Cash flows from discontinued operations are included in the above amounts and explained in Note 2 and Note 12.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRIVEN BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of Business
Description of Business
Driven Brands Holdings Inc. is a Delaware corporation (collectively with its subsidiaries, “Driven Brands” or the “Company”) and is the largest automotive services company in North America with a growing and highly-franchised base of over 4,300 franchised and company-operated locations across 49 states in the U.S. and Canada. The Company has a portfolio of highly recognized brands, including Take 5 Oil Change®, Meineke Car Care Centers®, MAACO®, CARSTAR®, AutoGlassNow®, and 1-800-Radiator & A/C® that compete in the automotive services industry.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to the Company’s pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement which provides the Company’s pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divest. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current tax receivable agreement payable of $30 million and $56 million as of June 27, 2026 and December 27, 2025, respectively, and a non-current tax receivable agreement payable of $79 million and $73 million as of June 27, 2026 and December 27, 2025, respectively, on the consolidated balance sheets. The Company made payments of approximately $22 million under the Tax Receivable Agreement in the six months ended June 27, 2026. No payments were made in the six months ended June 28, 2025.
Note 2—Summary of Significant Accounting Policies
Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The three and six months ended June 27, 2026 and June 28, 2025 each consisted of 13 weeks and 26 weeks, respectively.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, filed with the SEC on May 19, 2026 (the “Annual Report”). In the opinion of management, the unaudited interim financial data includes all adjustments, consisting only of normal recurring adjustments and adjustments noted in Note 3, considered necessary for the fair statement of the results of operations, balance sheet, cash flows, and shareholders’ equity for the interim periods presented. The adjustments include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet at December 27, 2025 was derived from the audited financial statements as of that date.
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

The three and six months ended June 27, 2026 include out-of-period adjustments that were corrected during the current period but pertain primarily to the fiscal year ended December 28, 2024 and prior periods. For the three and six months ended June 27, 2026, these out-of-period adjustments resulted in a decrease to income before taxes from continuing operations of $5 million in each period, primarily resulting from an adjustment that increased company-operated store expenses of $4 million related to the under-accrual of vendor invoices in the Auto Glass Now segment. For the three months ended June 27, 2026, certain of these out-of-period adjustments resulted in a decrease in the gain on sale of discontinued operations of $3 million primarily related to an under-accrual of certain liabilities related to the sale of the ICW business during the three months ended March 28, 2026.
The Company evaluated the materiality of these out-of-period adjustments on prior period financial statements, recorded the adjustments in the current period, and concluded the effect of these adjustments were immaterial to both the current and prior period financial statements.
Restatement of Previously Issued Consolidated Financial Statements
As previously disclosed, during preparation of the year-end 2025 consolidated financial statements, certain errors were identified in the previously issued consolidated financial statements for the fiscal year ended December 28, 2024 (“fiscal year 2024”) and the fiscal year ended December 30, 2023 (“fiscal year 2023”) contained in the Company’s Annual Report on Form 10-K for fiscal year 2024 (the “2024 Form 10-K”), and in the previously issued unaudited consolidated financial statements for each of the quarterly and year-to-date periods within fiscal year 2024 as well as the quarterly and year-to-date periods for the periods ended September 27, 2025, June 28, 2025 and March 29, 2025 contained in the Company’s Quarterly Reports on Form 10-Q and concluded that such financial statements should not be relied upon and required restatement. Refer to Note 3 for additional information.
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
The Company estimates the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying amount for cash and cash equivalents, restricted cash, accounts receivable, inventory, other current assets, accounts payable and accrued expenses approximate fair value because of their short maturities. The held to maturity notes receivable carrying values approximate fair value.
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

Financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2026 and December 27, 2025 are summarized as follows:

Items Measured at Fair Value at June 27, 2026
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	$—	$5,827	$5,827
Derivative liabilities, recorded in accrued expenses and other liabilities	—	54	54

Items Measured at Fair Value at December 27, 2025
(in thousands)	Level 1	Level 2	Total
Derivative assets, recorded in other assets	$—	$4,313	$4,313
Derivative liabilities, recorded in accrued expenses and other liabilities	—	5,732	5,732
The carrying value and estimated fair value of total long-term debt were as follows:

	June 27, 2026		December 27, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt	$1,708,676	$1,649,237	$2,188,435	$2,151,705
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

Note 3—Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed, on February 23, 2026, the Audit Committee of the Board of Directors, after consultation with the Company’s management, concluded there were material errors in the previously issued consolidated financial statements for fiscal year 2024 and fiscal year 2023 contained in the 2024 Form 10-K, and in the previously issued unaudited consolidated financial statements for each of the quarterly and year-to-date periods within fiscal year 2024 as well as the quarterly and year-to-date periods for the periods ended September 27, 2025, June 28, 2025 and March 29, 2025 contained in the Company’s Quarterly Reports on Form 10-Q, and concluded that such financial statements should not be relied upon and required restatement (the “Restatement”). Such restated annual financial statements and restated interim financial information were included within the Annual Report. The Company has restated all previously reported amounts within the accompanying consolidated financial statements, footnote disclosures, and other financial information that were impacted by the Restatement.
This Note describes the nature of the Restatement and shows the impact of the Restatement on each financial statement line item and the effects of these errors on the consolidated statement of operations, consolidated statement of comprehensive income (loss), and consolidated statement of shareholders’ equity for the three and six months ended June 28, 2025, and the consolidated statement of cash flows for the six months ended June 28, 2025.
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
The Company restated its consolidated financial statements as of and for the three and six months ended June 28, 2025, among other periods, in its Annual Report as previously disclosed. Below is an overview of the restatement adjustments and their impact on the consolidated financial statements reported herein.
•Cash adjustments: The Company identified unreconciled and aged differences between the general ledger cash balance and bank statements in prior years resulting in overstatement of cash primarily related to periods prior to the six months ended June 28, 2025. The impact of the errors affects the opening and closing cash balances on the statement of cash flows for the six months ended June 28, 2025 by $28 million and $33 million, respectively.
•Other adjustments: The Company has calculated the tax impact of the errors and has also identified other immaterial errors, including the effect on the respective period of items originating in earlier periods as disclosed in the Annual Report, which have been reflected in the tables below.
The impact of the correction of the errors discussed above on the consolidated financial statements as of and for the three and six months ended June 28, 2025 is as follows:

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

DRIVEN BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 28, 2025
(in thousands, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	Discontinued Operations Reclassification Impacts	As Restated and Recast
Net revenue:
Franchise royalties and fees	$93,890	$—	$93,890	$—	$93,890
Company-operated store sales	647,411	—	647,411	—	647,411
Independently-operated store sales	138,431	—	138,431	(138,431)	—
Advertising contributions	52,366	—	52,366	—	52,366
Supply and other revenue	135,053	(2,930)	132,123	(2,965)	129,158
Total net revenue	1,067,151	(2,930)	1,064,221	(141,396)	922,825
Operating expenses:
Company-operated store expenses	372,262	7,183	379,445	—	379,445
Independently-operated store expenses	74,535	15	74,550	(74,550)	—
Advertising expenses	52,365	—	52,365	—	52,365
Supply and other expenses	74,387	2,121	76,508	(1,918)	74,590
Selling, general, and administrative expenses	326,170	(31,642)	294,528	(19,349)	275,179
Depreciation and amortization	68,055	800	68,855	(29,415)	39,440
Total operating expenses	967,774	(21,523)	946,251	(125,232)	821,019
Operating income	99,377	18,593	117,970	(16,164)	101,806
Other expenses, net:
Interest expense, net	67,893	(217)	67,676	(264)	67,412
Foreign currency transaction (gain) loss, net	(11,987)	2,857	(9,130)	—	(9,130)
Other expenses, net	55,906	2,640	58,546	(264)	58,282
Income before taxes from continuing operations	43,471	15,953	59,424	(15,900)	43,524
Income tax expense	14,172	5,442	19,614	(6,030)	13,584
Net income from continuing operations	$29,299	$10,511	$39,810	$(9,870)	$29,940
Gain on sale of discontinued operations, net of tax	37,367	1,581	38,948	—	38,948
Net loss (income) from discontinued operations, net of tax	(13,596)	(1,192)	(14,788)	9,870	(4,918)
Net income	$53,070	$10,900	$63,970	$—	$63,970

Basic earnings (loss) per share:
Continuing Operations	$0.18	$0.06	$0.24	$(0.06)	$0.18
Discontinued Operations	0.15	0.00	0.15	0.06	0.21
Net basic earnings per share	$0.33	$0.06	$0.39	$—	$0.39

Diluted earnings (loss) per share:
Continuing Operations	$0.18	$0.06	$0.24	$(0.06)	$0.18
Discontinued Operations	0.15	0.00	0.15	0.06	0.21
Net diluted earnings per share	$0.33	$0.06	$0.39	$—	$0.39

Weighted average shares outstanding
Basic	161,701	—	161,701	—	161,701
Diluted	162,984	—	162,984	—	162,984

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
The Take 5 segment is primarily composed of Take 5 Oil. Take 5 Oil services a combination of retail and commercial customers, such as fleet operators. Take 5 Oil’s services include oil changes as well as certain as-needed automotive maintenance enhancements, including differential fluid exchanges, coolant services and air and cabin filters. The Take 5 segment includes company-operated store sales, supply and other revenue and franchise royalties and fees
The Franchise Brands segment is primarily composed of the Company’s portfolio of franchise brands, which include: Meineke, Maaco, CARSTAR, ABRA, Fix Auto, 1-800 Radiator, Uniban, Automotive Training Institute (“ATI”), along with other smaller brands and services for retail, commercial, and insurance customers. The Franchise Brands segment also includes supply and other revenue, and company-operated store sales.
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
The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM evaluates segment performance and allocates resources, including capital expenditures and variable compensation, to each segment primarily as part of the annual budget process based on Adjusted EBITDA. The CODM reviews budget-to-actual results to assess performance and adjust resource allocations as necessary. The CODM routinely reviews revenue and Adjusted EBITDA segment results.
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
Segment results for the three and six months ended June 27, 2026 and June 28, 2025 are as follows:

	Three Months Ended June 27, 2026
(in thousands)	Take 5	Franchise Brands	Auto Glass Now	Total
Franchise royalties and fees	$11,696	$39,966	$—	$51,662
Company-operated store sales	277,111	2,801	72,692	352,604
Supply and other revenue	46,012	26,833	202	73,047
Total segment net revenue	$334,819	$69,600	$72,894	$477,313

Corporate and Other revenue				30,103
Total consolidated net revenue				$507,416

Other segment items	219,937	28,437	69,412
Reportable segment Adjusted EBITDA	$114,882	$41,163	$3,482	$159,527

Less:
Corporate and Other loss				52,513
Depreciation and amortization				22,157
Interest expense, net				20,791
Acquisition related costs(a)				118
Non-core items and project costs, net(b)				1,511
Cloud computing amortization(c)				5,450
Share-based compensation expense(d)				5,101
Foreign currency transaction loss, net(e)				1,212
Impairment, (gain) loss on sale of assets, net, and closed store expenses(f)				(373)
Income before taxes from continuing operations				$51,047

	Three Months Ended June 28, 2025
	As Restated
(in thousands)	Take 5	Franchise Brands	Auto Glass Now	Total
Franchise royalties and fees	$9,547	$39,633	$—	$49,180
Company-operated store sales	257,449	4,654	71,177	333,280
Supply and other revenue	37,228	28,697	4	65,929
Total segment net revenue	$304,224	$72,984	$71,181	$448,389

Corporate and Other revenue				26,824
Total consolidated net revenue				$475,213

Other segment items	197,686	29,435	61,100
Reportable segment Adjusted EBITDA	$106,538	$43,549	$10,081	$160,168
Less:
Corporate and Other loss				45,216
Depreciation and amortization				19,129
Interest expense, net				31,146
Acquisition related costs(a)				983
Non-core items and project costs, net(b)				(1,134)
Cloud computing amortization(c)				3,948
Share-based compensation expense(d)				10,663
Foreign currency transaction gain, net(e)				(8,659)
Impairment, (gain) loss on sale of assets, net, and closed store expenses(f)				34,314
Income before taxes from continuing operations				$24,562

	Six Months Ended June 27, 2026
(in thousands)	Take 5	Franchise Brands	Auto Glass Now	Total
Franchise royalties and fees	$22,417	$76,508	$—	$98,925
Company-operated store sales	548,823	5,315	135,598	689,736
Supply and other revenue	86,790	57,164	353	144,307
Total segment net revenue	$658,030	$138,987	$135,951	$932,968

Corporate and Other revenue				58,889
Total consolidated net revenue				$991,857

Other segment items	433,676	56,467	126,535
Reportable segment Adjusted EBITDA	$224,354	$82,520	$9,416	$316,290
Less:
Corporate and Other loss				105,204
Depreciation and amortization				43,488
Interest expense, net				44,243
Acquisition related costs(a)				288
Non-core items and project costs, net(b)				4,003
Cloud computing amortization(c)				10,635
Share-based compensation expense(d)				11,449
Foreign currency transaction loss, net(e)				10,142
Impairment, loss on sale of assets, net, and closed store expenses(f)				733
Loss on debt extinguishment(g)				1,820
Income before taxes from continuing operations				$84,285

	Six Months Ended June 28, 2025
	As Restated
(in thousands)	Take 5	Franchise Brands	Auto Glass Now	Total
Franchise royalties and fees	$17,904	$75,986	$—	$93,890
Company-operated store sales	508,249	8,646	130,516	647,411
Supply and other revenue	72,856	58,167	5	131,028
Total segment net revenue	$599,009	$142,799	$130,521	$872,329

Corporate and Other revenue				50,496
Total consolidated net revenue				$922,825

Other segment items	396,076	56,370	115,123
Reportable segment Adjusted EBITDA	$202,933	$86,429	$15,398	$304,760
Less:
Corporate and Other loss				87,480
Depreciation and amortization				39,440
Interest expense, net				67,412
Acquisition related costs(a)				998
Non-core items and project costs, net(b)				2,076
Cloud computing amortization(c)				5,829
Share-based compensation expense(d)				22,923
Foreign currency transaction gain, net(e)				(9,130)
Impairment, loss on sale of assets, net, and closed store expenses(f)				44,208
Income before taxes from continuing operations				$43,524
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
(b)Consists of discrete items and project costs, including third-party professional costs associated with strategic transformation initiatives as well as non-recurring payroll-related costs and non-ordinary course legal reserves and settlements.
(c)Includes non-cash amortization expenses relating to cloud computing arrangements.
(d)Represents non-cash share-based compensation expense.
(e)Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of the intercompany loans as well as gains and losses on cross-currency swaps.
(f)Consists of the following items (i) asset impairments, (ii) losses, net on sale leasebacks, disposal of assets, including assets held for sale, or sale of business; and (iii) closed store expenses. See Note 12 for additional information regarding the Seller Note.
(g)Represents charges incurred related to the Company’s partial repayment of the 2020-1 Senior Notes and full repayment of the 2019-2 Senior Notes.

Note 5—Assets Held For Sale
The changes in assets held for sale for the six months ended June 27, 2026 were as follows:

(in thousands)
Balance at December 27, 2025	$31,233
Additions	3,586
Transfer to held and used	(2,619)
Changes in fair value	(490)
Sales and disposals	(20,188)
Balance at June 27, 2026	$11,522
The changes in assets held for sale for the six months ended June 28, 2025 were as follows:

(in thousands)	As Restated
Balance at December 28, 2024	$79,090
Additions	1,346
Changes in fair value	(6,115)
Sales and disposals	(7,942)
Balance at June 28, 2025	$66,379
During the six months ended June 27, 2026, two properties were determined to meet the criteria for held for sale resulting in additions of $4 million within assets held for sale. During the six months ended June 28, 2025, the Company continued to enhance properties included within held for sale resulting in additions to assets held for sale. During the six months ended June 27, 2026, it was determined that one property no longer met the criteria for held for sale and was transferred into held and used for $3 million. A loss of less than $1 million was recorded during each of the three and six months ended June 27, 2026 and losses of $2 million and $6 million were recorded during the three and six months ended June 28, 2025 resulting from changes in fair value, which were recorded within selling, general, and administrative expenses on the consolidated statement of operations. The sale of seven properties and eight properties during the three and six months ended June 27, 2026 resulted in a net gain of less than $1 million and net loss of less than $1 million, respectively. The sale of four properties and six properties during the three and six months ended June 28, 2025 resulted in net losses of less than $1 million, respectively. The Company will continue to evaluate the fair value of assets held for sale, which may result in additional net losses upon sale based on unfavorable market conditions or other economic factors in the future.
Note 6—Long-Term Debt
Our long-term debt obligations consist of the following:

(in thousands)	June 27, 2026	December 27, 2025
Series 2019-2 Securitization Senior Notes, Class A-2	$—	$251,508
Series 2020-1 Securitization Senior Notes, Class A-2	80,456	161,331
Series 2020-2 Securitization Senior Notes, Class A-2	414,798	417,048
Series 2021-1 Securitization Senior Notes, Class A-2	418,091	420,341
Series 2024-1 Securitization Senior Notes, Class A-2	269,500	270,875
Series 2025-1 Securitization Senior Notes, Class A-2	496,250	498,750
Revolving Credit Facility	—	140,000
Other debt (a)	29,581	28,582
Total debt	1,708,676	2,188,435
Less: debt issuance costs	(23,501)	(28,961)
Less: current portion of long-term debt	(26,243)	(276,691)
Total long-term debt, net	$1,658,932	$1,882,783
(a)Amount primarily consists of finance lease obligations. See Note 7.

Series 2019-2 Securitization Senior Notes
In September 2019, Driven Brands Funding, LLC (the “Issuer”) issued $275 million Series 2019-2 Securitization Senior Secured Notes (the “2019-2 Senior Notes”), which bore a fixed interest rate of 3.981% per annum. The 2019-2 Senior Notes had a final legal maturity date in October 2049 and an anticipated repayment date in October 2026. The 2019-2 Senior Notes were secured by substantially all assets of the Issuer and were guaranteed by Driven Funding HoldCo, LLC and subsidiaries (the “US Securitization Entities”). The Company capitalized $6 million of debt issuance costs related to the 2019-2 Senior Notes at the time of issuance. The 2019-2 Senior Notes were fully repaid as of January 2026 primarily from proceeds received through the sale of the ICW business and the Company recognized a loss on debt extinguishment of less than $1 million on the consolidated statement of operations during the six months ended June 27, 2026.
Series 2020-1 Securitization Senior Notes
In July 2020, the Issuer and Driven Brands Canada Funding Corporation (the “Canadian Co-Issuer,” and together, with the Issuer, the “Co-Issuers”), each a wholly owned indirect subsidiary of the Company, issued $175 million 2020-1 Securitization Senior Notes (the “2020-1 Senior Notes”) bearing a fixed interest rate of 3.786% per annum. The 2020-1 Senior Notes have a final legal maturity date in July 2050 and an anticipated repayment date in July 2027. The 2020-1 Senior Notes are secured by substantially all assets of the Co-Issuers and are guaranteed by the Canadian Co-Issuer and various subsidiaries of the Canadian Co-Issuer. The Company capitalized $11 million of debt issuance costs related to the 2020-1 Senior Notes at the time of issuance. In January 2026, the Company repaid $80 million of the 2020-1 Senior Notes utilizing proceeds from the sale of ICW and recognized a loss on debt extinguishment of $1 million on the consolidated statement of operations during the six months ended June 27, 2026.
Series 2024-1 Variable Funding Securitization Senior Notes
In July 2024, the Co-Issuers issued Series 2024-1 Variable Funding Senior Notes, Class A-1 (the “2024 VFN”) in the revolving amount of $400 million. The 2024 VFN have a final legal maturity date in October 2054. The commitment under the 2024 VFN is set to expire in October 2029, with the option of two one-year extensions. The 2024 VFN are secured by substantially all assets of the Co-Issuers and are guaranteed by the Co-Issuers and each of their respective subsidiaries. Borrowings incur interest at the Base Rate plus an applicable margin or SOFR plus an applicable margin. As of June 27, 2026, there were no amounts outstanding under the 2024 VFN and $22 million of outstanding letters of credit, which reduced the borrowing availability under the 2024 VFN.
On July 15, 2026, the Co-Issuers received a waiver under the Second Amended and Restated Base Indenture dated as of October 22, 2025, that extended the deadlines for certain deliverables.
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
There is no outstanding balance on the Revolving Credit Facility as of June 27, 2026. As of June 27, 2026, the Company had $7 million of outstanding letters of credit and $293 million available under the Revolving Credit Facility.
The Company’s debt agreements are subject to certain quantitative and qualitative covenants. As of June 27, 2026, the Co-Issuers and the Borrower were in material compliance with such covenants.
Note 7—Leases
During the six months ended June 27, 2026, the Company sold twelve Take 5 properties for a total of $23 million. During the six months ended June 28, 2025, the Company sold twelve Take 5 properties for a total of $21 million. Concurrently with the closing of these sales, the Company entered into various operating lease agreements pursuant to which the Company leased back the properties. These lease agreements each have an initial term of 20 years and provide the Company with the option of extending the lease for up to 20 additional years. The Company does not include option periods in its determination of the lease term unless renewals are deemed reasonably certain to be exercised. The Company recorded operating lease right-of-use assets and operating lease liabilities of $17 million as of June 27, 2026 and $15 million as of June 28, 2025 related to these lease arrangements. The Company recorded gains of $1 million and $2 million for the three and six months ended June 27, 2026, respectively, and a gain of $1 million and a loss of $1 million for the three and six months ended June 28, 2025, respectively.

Supplemental cash flow information related to the lease arrangements was as follows:

	Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025
		As Restated
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$42,355	$38,946
Operating cash flows used in finance leases	1,142	543
Financing cash flows used in finance leases	3,460	1,666
Right-of-use assets obtained in exchange for lease obligation:
Operating leases	$70,451	$49,377
Finance leases	4,595	4,063
Note 8—Share-based Compensation
All activity and amounts reported in this footnote include both continuing and discontinued operations, unless otherwise noted. For information relating to the divestiture of the Company’s car wash businesses, refer to Note 12.
Annual equity grants, including restricted stock units (“RSUs”) and performance stock units (“PSUs”), which have historically been awarded in the first quarter of the fiscal year, have not been awarded as of June 27, 2026. The Company did not grant new awards during the three months ended June 27, 2026 and granted new awards consisting of 13,450 RSUs during the six months ended June 27, 2026. The Company granted new awards during the three months ended June 28, 2025, consisting of 306,947 RSUs and 397,615 PSUs. The Company granted new awards during the six months ended June 28, 2025, consisting of 847,999 RSUs and 1,061,998 PSUs.
Awards are eligible to vest provided that the employee remains in continuous service on each vesting date. RSUs typically vest ratably over a period of one to three years from the grant date. The PSUs generally vest after a three-year performance period. The number of PSUs that vest is contingent on the Company achieving certain performance goals specified in the award agreement, typically, one goal is a performance condition and the other is a market condition. The number of PSUs that may vest ranges from 0% to 200% of the original target grant, based upon the level of performance. Certain awards are considered probable of meeting vesting requirements, and therefore, the Company has started recognizing expense. For both RSUs and PSUs, the award agreements generally provide that if the grantee’s continuous service terminates for any reason, the grantee will forfeit all right, title, and interest in any unvested units as of the termination date.
The fair value of the total RSUs granted during the six months ended June 27, 2026 was less than $1 million. The fair value of the total RSUs, performance-based PSUs, and market-based PSUs granted during the three months ended June 28, 2025 was $5 million, $6 million, and $2 million, respectively. The fair value of the total RSUs, performance-based PSUs, and market-based PSUs granted during the six months ended June 28, 2025 was $14 million, $12 million, and $9 million, respectively. The Company based the fair value of the RSUs and performance-based PSUs on the Company’s stock price on the grant date.
The range of assumptions used for PSUs issued during the six months ended June 28, 2025 with a market condition valued using the Monte Carlo model were as follows:

Six Months Ended
June 28, 2025
Annual dividend yield	—%
Expected term (years)	2.5 - 2.8
Risk-free interest rate	3.82% - 3.89%
Expected volatility	50.3% - 51.7%
Correlation to the index peer group	37.4% - 41.4%
The Company recorded $5 million and $11 million of share-based compensation expense during the three and six months ended June 27, 2026, respectively, and $11 million and $23 million during the three and six months ended June 28, 2025, respectively, within selling, general, and administrative expenses on the unaudited consolidated statements of operations.

Note 9—Earnings Per Share
The Company calculates basic and diluted earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
		As Restated		As Restated
Basic earnings per share:
Net income from continuing operations	$37,274	$16,432	$61,105	$29,940
Less: Net income attributable to participating securities, continuing operations	94	126	155	379
Net income after participating securities, continuing operations	37,180	16,306	60,950	29,561

Net (loss) income from discontinued operations, net of tax	(3,027)	37,612	27,972	34,030
Less: Net income attributable to participating securities, discontinued operations	—	289	71	430
Net (loss) income after participating securities, discontinued operations	(3,027)	37,323	27,901	33,600

Weighted-average common shares outstanding	164,481	162,833	164,319	161,701
Continuing operations	0.23	0.10	0.37	0.18
Discontinued operations	(0.02)	0.23	0.17	0.21
Net basic earnings per share	$0.21	$0.33	$0.54	$0.39

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
		As Restated		As Restated
Diluted earnings per share:
Net income from continuing operations	$37,274	$16,432	$61,105	$29,940
Less: Net income attributable to participating securities, continuing operations	94	38	155	69
Net income after participating securities, continuing operations	37,180	16,394	60,950	29,871

Net (loss) income from discontinued operations, net of tax	(3,027)	37,612	27,972	34,030
Less: Net income attributable to participating securities, discontinued operations	—	87	71	79
Net (loss) income after participating securities, discontinued operations	(3,027)	37,525	27,901	33,951

Weighted-average common shares outstanding	164,481	162,833	164,319	161,701
Dilutive effect of share-based awards	455	1,317	455	1,283
Weighted-average common shares outstanding, as adjusted	164,936	164,150	164,774	162,984
Continuing operations	0.23	0.10	0.37	0.18
Discontinued operations	(0.02)	0.23	0.17	0.21
Net diluted earnings per share	$0.21	$0.33	$0.54	$0.39
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. In addition, the Company’s participating securities are certain performance-based restricted stock awards, which include non-forfeitable dividend rights.

The Company has performance awards that are contingent on performance conditions which have not yet been met and therefore were excluded from the computation of weighted average shares of 1,884,041 for the three and six months ended June 27, 2026 and 2,457,215 for the three and six months ended June 28, 2025.
The following securities were not included in the computation of diluted shares outstanding because the effect would be antidilutive:

	Three Months Ended		Six Months Ended
Number of securities (in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Restricted stock units	17	255	17	373
Stock options	1,740	1,743	1,740	1,743
Total	1,757	1,998	1,757	2,116
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
Income tax expense was $14 million for the three months ended June 27, 2026 compared to an income tax expense of $8 million for the three months ended June 28, 2025. The effective income tax rate for both periods is greater than the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation and U.S. state and local income taxes.

Income tax expense was $23 million for the six months ended June 27, 2026 compared to an income tax expense of $14 million for the six months ended June 28, 2025. The effective income tax rate for both periods is greater than the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation and U.S. state and local income taxes.
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
Terwilliger v. Fitzpatrick, et al. – On January 10, 2025, Daniel Terwilliger filed a purported derivative complaint in the Court against certain current and former Company executive officers and board members. The Terwilliger complaint makes largely the same allegations as those in the Genesee complaint, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) unjust enrichment; (iii) abuse of control; (iv) gross mismanagement; (v) waste of corporate assets; and (vi) violations of Sections 10(b) and 21D of the Exchange Act. On April 30, 2025, the Court granted the parties’ joint motion for a stay of proceedings, pending the completion of discovery in the underlying securities class action. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
Gaiman v. Fitzpatrick, et al. – On April 30, 2025, Jonathan Gaiman filed a purported derivative complaint in the Court against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Tiffany Mason, Neal Aronson, Catherine Halligan, Chadwick Hume, Rick Puckett, Karen Stroup, Peter Swinburn, Michael Thompson, and Jose Tomás. The Gaiman complaint makes largely the same allegations as those in the Genesee and Terwilliger complaints, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) aiding and abetting breaches of fiduciary duty; (iii) unjust enrichment; (iv) waste of corporate assets; (v) violations of Sections 10(b) and 21D of the Exchange Act; and (vi) violations of Sections 14(a) and Rule 14a-9 of the Exchange Act. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing. On May 20, 2025, the Court granted the Parties’ joint motion to consolidate the Gaiman action with the Terwilliger action.
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
Bushansky v. Fitzpatrick, et al. – On November 12, 2025, Stephen Bushansky filed a purported derivative complaint in the Delaware Court of Chancery against certain current and former Company executive officers and board members. The Bushansky complaint makes largely the same allegations as those in the Genesee, Terwilliger, Gaiman, and Kalimon complaints, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) contribution and indemnification; (iii) aiding and abetting breaches of fiduciary duties; and (iv) unjust enrichment. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
Marino v. Fitzpatrick, et al. – On December 15, 2025, Gregory Marino filed a purported derivative complaint in the Delaware Court of Chancery against certain current and former Company executive officers and board members. The Marino complaint makes largely the same allegations as those in the Genesee, Terwilliger, Gaiman, Kalimon, and Bushansky complaints, namely, that the Company failed to disclose information, which allegedly resulted in material misstatements about the Company’s business and prospects in its quarterly filings, and purports to state claims for (i) breach of fiduciary duty; (ii) contribution and indemnification; (iii) aiding and abetting breaches of fiduciary duties; and (iv) unjust enrichment. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
City of Hollywood Police Officers’ Retirement System v. Driven Brands Holdings Inc., et al. – On April 8, 2026, plaintiff City of Hollywood Police Officers’ Retirement System (“Plaintiff”) filed a putative class action complaint (the “Complaint”) in the U.S. District Court for the Western District of North Carolina against the Company, former CEO Jonathan G. Fitzpatrick, former Chief Accounting Officer Michael Beland, former Chief Financial Officer Gary W. Ferrera, Chief Financial Officer Michael F. Diamond, CEO Daniel Rivera, and Chief Accounting Officer Rebecca Fondell (the “City of Hollywood Individual Defendants,” and together with Driven Brands, “City of Hollywood Defendants”). The Complaint was filed on behalf of a purported class of Driven Brands stockholders who purchased securities between May 3, 2023 and February 24, 2026. Plaintiff alleges that City of Hollywood Defendants violated Section 10(b) of the Exchange Act and related Rule 10b-5 by making misrepresentations and/or material omissions in securities filings and other public statements relating to the Company’s financial condition and the effectiveness of its internal control over financial reporting and by further concealing material weaknesses. Plaintiff also alleges that the City of Hollywood Individual Defendants are separately liable under Section 20(a) of the Exchange Act for the same alleged misstatements and/or material omissions under a control person theory of liability. To date, the Complaint has not been served on the Company or any of the City of Hollywood Individual Defendants. On June 1, 2026, the Court appointed the Miramar Police Officers’ Retirement Plan and Trust Fund, City of East Point Employees Retirement Plan, City of Hollywood Police Officers’ Retirement System, and Riviera Beach Municipal Firefighters’ Pension Trust Fund as Lead Plaintiffs. Lead Plaintiffs’ amended complaint is due on or before August 10, 2026. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
Lee v. Fitzpatrick, et al. – On April 17, 2026, Michael Lee filed a purported derivative complaint in the Court against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Michael Diamond, Michael Beland, Gary Ferrera, Daniel Rivera, Rebecca Fondell, Timothy Johnson, Catherine Halligan, Rick Puckett, Michael Thompson, Neal Aronson, Jose Tomás, Damien Harmon, Chad Hume, Karen Stroup, and Peter Swinburn. The Lee complaint makes largely the same allegations as those in the City of Hollywood Complaint, and purports to state claims against the Director and Officer Defendants for breach of fiduciary duty, and against the Director Defendants for violation of Section 14(a) of the Exchange Act. On May 26, 2026, the parties filed a motion to consolidate the Lee action with the Terwilliger action. On June 16, 2026, the Court granted the motion to consolidate. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
Terwilliger v. Fitzpatrick, et al. – On April 29, 2026, Daniel Terwilliger filed a purported derivative complaint in the Court against certain current and former Company executive officers and board members, including Jonathan Fitzpatrick, Michael Diamond, Michael Beland, Gary Ferrera, Daniel Rivera, Rebecca Fondell, Catherine Halligan, Rick Puckett, Michael Thompson, Neal Aronson, Jose Tomás, Damien Harmon, Chadwick Hume, Karen Stroup, and Peter Swinburn (together, the “Terwilliger Individual Defendants”). The Terwilliger complaint makes largely the same allegations as those in the City of Hollywood Complaint, and purports to state claims against the Terwilliger Individual Defendants for (i) violations of Section 20(a) of the Exchange Act; (ii) violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (iii) breach of fiduciary duties; (iv) unjust enrichment; (v) abuse of control; (vi) gross mismanagement; and (vii) waste of corporate assets. The Complaint also purports to assert claims against certain Terwilliger Individual Defendants for (i) violations under Section 14(a) of the Exchange Act; and (ii) contribution under Sections 10(b) and 21D of the Exchange Act. On May 26, 2026, the parties filed a motion to consolidate the Terwilliger action with the Lee action. On June 16, 2026, the Court granted the motion to consolidate. The Company disputes the allegations of wrongdoing and intends to vigorously defend against the action. No assessment as to the range of any potential adverse outcome can be determined as of the date of this filing.
U.S. Car Wash Lease Guarantees
The Company guaranteed payment and performance obligations under certain real estate leases related to the U.S. Car Wash business, which it sold in April 2025. Certain of these guarantees (the “Guarantees”) remain in effect following the sale. If the primary lessee, the Buyer (as defined below in Note 12), fails to satisfy its obligations under an applicable lease, the Company may be required to make rent and other payments to the landlord pursuant to the applicable Guarantee. The average remaining initial lease term is approximately 15 years from June 27, 2026, and the current annual rent on these leases is approximately $39 million. As of June 27, 2026, the Company believes the likelihood that it would be responsible for the entirety of lease payments for the remainder of the lease terms under all of the Guarantees is remote and that its exposure under the Guarantees would be limited due to potential defenses, protections, and recourse, including requirements for landlords to mitigate damages and contractual indemnification rights.
Other than the matters described above, there are no current proceedings or litigation matters involving the Company or its property that the Company believes would have a material adverse effect on the Company’s consolidated financial position or cash flows as of June 27, 2026, although they could have a material adverse effect on the Company’s operating results for a particular reporting period.
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
On April 10, 2025, the Company received net cash proceeds of $252 million and consummated the Seller Note. In the second quarter of 2025, the Company recorded a net gain of $39 million on sale of the business, which included $12 million of income tax expense and $5 million of transaction costs. In the fourth quarter of 2025, the Company recognized a $3 million working capital adjustment, net of a $1 million tax benefit, which was paid to the buyer during the six months ended June 27, 2026. In July 2025, the Company sold the Seller Note for $113 million. Net proceeds were utilized to repay the outstanding balance of $46 million on the Term Loan Facility and $65 million on the Revolving Credit Facility.

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
Financial Information of Discontinued Operations
The following table summarizes the results of operations of the U.S. Car Wash business that are being reported as discontinued operations within the consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net revenue:
Company-operated store sales	$—	$8,432	$—	$101,840
Supply and other revenue	—	—	—	165
Total net revenue	—	8,432	—	102,005
Operating Expenses:
Company-operated store expenses	—	8,167	—	83,918
Supply and other expenses	—	345	—	704
Selling, general, and administrative expenses	—	1,825	—	29,913
Depreciation and amortization	—	23	—	2,226
Total operating expenses	—	10,360	—	116,761
Operating loss	—	(1,928)	—	(14,756)
Other expenses, net:
Interest expense, net	—	2	—	7
Loss before taxes from discontinued operations	—	(1,930)	—	(14,763)
Income tax expense	—	2,785	—	25
Net loss from discontinued operations	$—	$(4,715)	$—	$(14,788)
The cash flows related to discontinued operations have not been segregated and are included within the statements of cash flows. The following table presents cash flow and non-cash information related to the U.S. Car Wash business:

	Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025
		As Restated
Depreciation and amortization	—	2,226
Capital expenditures	—	4,657
Loss on sale or disposal of fixed assets	—	7,634
Asset impairment	—	476

International Car Wash Divestiture
On November 27, 2025, the Company entered into a definitive agreement to sell its ICW business to Neptune Acquisition Bidco Limited. On January 27, 2026, the Company completed the sale of ICW for an aggregate purchase price of €411 million or approximately $490 million. A net gain of $26 million was recognized on sale of the business, which included $4 million of transaction costs as well as $37 million of cumulative translation adjustment income and less than $1 million of actuarial income for a defined pension plan included within other comprehensive income during the six months ended June 27, 2026. The Company primarily used the proceeds to fully repay the outstanding balance of $252 million for the 2019-2 Senior Notes, make a partial repayment of $80 million for the 2020-1 Senior Notes, and make a repayment of $140 million for the Revolving Credit Facility.
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
Financial Information of Discontinued Operations
The following table summarizes the results of operations of the ICW business that are being reported as discontinued operations within the consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net revenue:
Independently-operated store sales	$—	$71,791	$15,315	$138,431
Supply and other revenue	—	1,579	390	2,965
Total net revenue	—	73,370	15,705	141,396
Operating Expenses:
Independently-operated store expenses	—	38,063	9,766	74,550
Supply and other expenses	—	1,003	215	1,918
Selling, general, and administrative expenses	—	11,155	3,069	19,349
Depreciation and amortization	—	16,185	—	29,415
Total operating expenses	—	66,406	13,050	125,232
Operating income	—	6,964	2,655	16,164
Other expenses, net:
Interest expense, net	—	124	37	264
Income before taxes from discontinued operations	—	6,840	2,618	15,900
Income tax expense	—	3,461	905	6,030
Net income from discontinued operations	$—	$3,379	$1,713	$9,870

The following tables summarizes the ICW business assets and liabilities classified as discontinued operations within the consolidated balance sheets:

(in thousands)	June 27, 2026	December 27, 2025
Assets
Current assets:
Cash and cash equivalents	$—	$29,744
Accounts and notes receivable, net	—	5,386
Inventory	—	10,048
Prepaid and other assets	—	15,273
Income tax receivable	—	1,542
Total current assets of discontinued operations	—	61,993
Property and equipment, net	—	309,440
Operating lease right-of-use assets	—	121,901
Intangibles, net	—	34,205
Goodwill	—	204,442
Deferred tax assets	—	1,502
Total assets of discontinued operations	$—	$733,483
Liabilities
Current liabilities:
Accounts payable	$—	$10,047
Accrued expenses and other liabilities	—	43,675
Income tax payable	—	19,954
Current portion of long-term debt	—	119
Total current liabilities of discontinued operations	—	73,795
Deferred tax liabilities	—	44,479
Operating lease liabilities	—	101,909
Long-term accrued expenses and other liabilities	—	19,231
Total liabilities of discontinued operations	$—	$239,414
The cash flows related to discontinued operations have not been segregated and are included within the statements of cash flows. The following table presents cash flow and non-cash information related to the ICW business:

	Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025
Depreciation and amortization	$—	$29,415
Capital expenditures	614	13,430
Loss (gain) on sale or disposal of fixed assets	192	(199)
Asset impairment	—	133

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis for Driven Brands Holdings Inc. and its subsidiaries (“Driven Brands,” “the Company,” “we,” “us,” or “our”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included elsewhere in this Quarterly Report. We operate on a 52-or 53-week fiscal year, which ends on the last Saturday in December. The three and six months ended June 27, 2026 and June 28, 2025, were both 13 and 26 week periods, respectively.
Overview
Description of Business
Driven Brands is the largest automotive services company in North America with a growing and highly-franchised base of over 4,300 locations across 49 U.S. states and Canada. Our scaled, diversified platform fulfills an extensive range of core retail and commercial automotive needs, including oil change, paint, collision, glass, and repair services. We have continued to consistently grow our revenue through same store sales growth and adding new franchised and company-operated stores. Driven Brands generated net revenue of approximately $507 million and $992 million during the three and six months ended June 27, 2026, respectively, an increase of 7%, respectively, compared to the prior year and system-wide sales of approximately $1.6 billion and $3.2 billion during the three and six months ended June 27, 2026, respectively, an increase of 5%, respectively, from the prior year.
The broader operating environment in which we conduct our business is subject to a number of macroeconomic and industry-specific factors that may affect our performance, including inflationary pressures, increased competition, industry and macroeconomic dynamics, tariffs, global conflicts, including the conflict in the Middle East, and negative weather patterns. We have experienced softening demand within certain of our businesses, primarily as a result of inflationary pressures, which have weighed on spending particularly by lower-income consumers. We believe these factors could adversely affect our net revenue, same store sales, and Adjusted EBITDA throughout the remainder of 2026. For a discussion of the effects of these factors on our segments, see “Segment Results of Operations.”
Restatement of Previously Issued Consolidated Financial Statements
As previously disclosed and as described in Note 3 - Restatement of Previously Issued Consolidated Financial Statements included in Item 1, certain financial information as of and for the three and six months ended June 28, 2025 was previously restated (the "Restatement"). Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the Restatement of our consolidated financial statements. We incurred $12 million and $21 million in non-recurring costs related to the Restatement during the three and six months ended June 27, 2026, respectively. We expect to continue to incur non-recurring costs in connection with the Restatement and our related remediation efforts throughout the remainder of 2026, including in connection with the completion of audit procedures relating to the financial statements of our securitization subsidiaries. See Note 6 to our consolidated financial statements.
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

Q2 2026 Three Months Ended June 27, 2026 Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
Net Revenue
Net revenue was $507 million for the three months ended June 27, 2026 compared to $475 million for the three months ended June 28, 2025. The increase of $32 million was primarily due to the following:
•same store sales growth within all segments;
•net store growth within the Take 5 and Franchise Brands segments; and
•increased supply sales, primarily associated with Take 5 franchised store growth.
Net Income From Continuing Operations
We recognized net income from continuing operations of $37 million, or $0.23 per diluted share, for the three months ended June 27, 2026, compared to $16 million, or $0.10 per diluted share, for the three months ended June 28, 2025. The increase of approximately $21 million was primarily due to the following:
•same store sales growth within all segments;
•net store growth within the Take 5 and Franchise Brands segments;
•increased supply sales, primarily associated with Take 5 franchised store growth;
•decreased fixed asset losses and asset impairments of $35 million primarily relating to U.S. Car Wash assets that were not included in the divestiture of the U.S. Car Wash business;
•reduced share-based compensation of $6 million primarily associated with pre-IPO awards that vested in the second quarter of 2025; and
•decreased interest expense of $10 million associated with decreased borrowings in the current year.
These factors were partially offset by:
•increased professional fees, primarily due to $12 million of non-recurring fees associated with the Restatement and remediation plan;
•increased foreign currency transaction losses of $1 million in the current quarter compared to gains of $9 million in the prior year quarter; and
•increased variable costs directly associated with sales growth in the period.
Adjusted Net Income
Adjusted Net Income was $48 million for the three months ended June 27, 2026 compared to $49 million for the three months ended June 28, 2025. This decrease of approximately $1 million was primarily due to the following:
•increased professional fees, primarily due to $12 million of non-recurring fees associated with the Restatement and remediation plan; and
•increased variable costs directly associated with sales growth in the period.
These factors were partially offset by:
•same store sales growth within all segments;
•net store growth within the Take 5 and Franchise Brands segments;
•decreased interest expense of $10 million associated with decreased borrowings in the current year; and
•increased supply sales, primarily associated with Take 5 franchised store growth.
Adjusted EBITDA
Adjusted EBITDA was $107 million for the three months ended June 27, 2026 compared to $115 million for the three months ended June 28, 2025. The decrease of approximately $8 million was primarily due to:
•increased professional fees, primarily due to $12 million of non-recurring fees associated with the Restatement and remediation plan; and

•increased variable costs directly associated with sales growth in the period.
These factors were partially offset by:
•same store sales growth within all segments;
•net store growth within the Take 5 and Franchise Brands segments; and
•increased supply sales, primarily associated with Take 5 franchised store growth.
Other Key Performance Indicators
•Consolidated same store sales increased by 1.4%.
•Consolidated system-wide sales increased $76 million, or 5%.
•The Company added 192 net new stores during the trailing twelve months.

Q2 2026 Six Months Ended June 27, 2026 Highlights and Key Performance Indicators
(as compared to same period in the prior year, unless otherwise noted)
Net Revenue
Net revenue was $992 million for the six months ended June 27, 2026 compared to $923 million for the six months ended June 28, 2025. The increase of $69 million was primarily due to the following:
•same store sales growth within all segments;
•net store growth within the Take 5 and Franchise Brands segments; and
•increased supply sales, primarily associated with Take 5 franchised store growth.
Net Income From Continuing Operations
We recognized net income from continuing operations of $61 million, or $0.37 per diluted share, for the six months ended June 27, 2026, compared to $30 million, or $0.18 per diluted share, for the six months ended June 28, 2025. The increase of approximately $31 million was primarily due to the following:
•same store sales growth within all segments;
•net store growth within the Take 5 and Franchise Brands segments;
•decreased interest expense of $23 million associated with decreased borrowings in the current year;
•increased supply sales, primarily associated with Take 5 franchised store growth;
•decreased fixed asset losses and asset impairments of $43 million primarily relating to U.S. Car Wash assets that were not included in the divestiture of the U.S. Car Wash business; and
•reduced share-based compensation of $11 million primarily associated with pre-IPO awards that vested in the second quarter of 2025.
These factors were partially offset by:
•increased professional fees, primarily due to $21 million of non-recurring fees associated with the Restatement and remediation plan;
•increased variable costs directly associated with sales growth in the period;
•increased foreign currency transaction losses of $10 million in the current year compared to gains of $9 million in the prior year; and
•increased cloud computing amortization of $5 million related to additional cloud computing arrangements placed in service during the trailing 12 months.
Adjusted Net Income
Adjusted Net Income was $97 million for the six months ended June 27, 2026 compared to $88 million for the six months ended June 28, 2025. This increase of approximately $10 million was primarily due to the following:
•same store sales growth within all segments;

•net store growth within the Take 5 and Franchise Brands segments;
•decreased interest expense of $23 million associated with decreased borrowings in the current year; and
•increased supply sales, primarily associated with Take 5 franchised store growth.
These factors were partially offset by:
•increased professional fees, primarily due to $21 million of non-recurring fees associated with the Restatement and remediation plan; and
•increased variable costs directly associated with sales growth in the period.
Adjusted EBITDA
Adjusted EBITDA was $211 million for the six months ended June 27, 2026 compared to $217 million for the six months ended June 28, 2025. The decrease of approximately $6 million was primarily due to:
•increased professional fees, primarily due to $21 million of non-recurring fees associated with the Restatement and remediation plan; and
•increased variable costs directly associated with sales growth in the period.
These factors were partially offset by:
•same store sales growth within all segments;
•net store growth within the Take 5 and Franchise Brands segments; and
•increased supply sales, primarily associated with Take 5 franchised store growth.
Other Key Performance Indicators
•Consolidated same store sales increased by 1.8%.
•Consolidated system-wide sales increased $162 million, or 5%.
•The Company added 192 net new stores during the trailing twelve months.

Key Performance Indicators
Key measures that we use in assessing our business and evaluating our segments include the following:
System-wide sales — System-wide sales represent the total of net sales for our franchised and company-operated stores, regardless of ownership. This measure allows management to better assess the total size and health of each segment, our overall store performance, and the strength of our market position relative to competitors. Sales at franchised stores are not included as revenue in our results from continuing operations, but rather, we include franchise royalties and fees that are derived from sales at franchised stores. Mobile units are associated with a parent store, and their sales are reflected in overall system-wide sales.
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
Adjusted EBITDA — We define Adjusted EBITDA as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, cloud computing amortization, share-based compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, and certain non-recurring and non-core, infrequent or unusual charges. Adjusted EBITDA is a supplemental measure of operating performance of our segments and may not be comparable to similar measures reported by other companies. Adjusted EBITDA is a performance metric utilized by our Chief Operating Decision Maker to allocate resources to and assess performance of our segments. Refer to Note 4 in our consolidated financial statements for a reconciliation of reportable segment Adjusted EBITDA to income from continuing operations before taxes for the three and six months ended June 27, 2026 and June 28, 2025.

The following table sets forth our key performance indicators for the three and six months ended June 27, 2026 and June 28, 2025:

	Three Months Ended		Six Months Ended
(in thousands, except store count or as otherwise noted)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
		As Restated		As Restated
System-Wide Sales
System-Wide Sales:
Take 5	$460,210	$406,568	$901,878	$794,056
Franchise Brands	1,095,758	1,075,236	2,157,354	2,108,602
Auto Glass Now	72,692	71,177	135,598	130,516
Total	$1,628,660	$1,552,981	$3,194,830	$3,033,174
System-Wide Sales by Business Model:
Franchised Stores	$1,276,056	$1,219,701	$2,505,094	$2,385,763
Company-Operated Stores	352,604	333,280	689,736	647,411
Total	$1,628,660	$1,552,981	$3,194,830	$3,033,174
Store Count
Store Count:
Take 5	1,421	1,244	1,421	1,244
Franchise Brands	2,696	2,673	2,696	2,673
Auto Glass Now	206	214	206	214
Total	4,323	4,131	4,323	4,131
Store Count by Business Model:
Franchised Stores	3,254	3,145	3,254	3,145
Company-Operated Stores	1,069	986	1,069	986
Total	4,323	4,131	4,323	4,131
Same Store Sales % by segment
Take 5	3.6%	6.6%	4.0%	7.3%
Franchise Brands	0.5%	(1.4%)	0.7%	(2.1%)
Auto Glass Now	2.6%	11.2%	4.7%	5.6%
Total consolidated	1.4%	1.0%	1.8%	0.4%
Adjusted EBITDA by segment
Take 5	$114,882	$106,538	$224,354	$202,933
Franchise Brands	41,163	43,549	82,520	86,429
Auto Glass Now	3,482	10,081	9,416	15,398
Adjusted EBITDA margin by segment
Take 5	34.3%	35.0%	34.1%	33.9%
Franchise Brands	59.1%	59.7%	59.4%	60.5%
Auto Glass Now	4.8%	14.2%	6.9%	11.8%
Total consolidated	21.1%	24.2%	21.3%	23.5%

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

The following table provides a reconciliation of net income from continuing operations to Adjusted Net Income and Adjusted Earnings per Share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
		As Restated		As Restated
Net income from continuing operations	$37,274	$16,432	$61,105	$29,940
Adjustments:
Acquisition related costs(a)	118	983	288	998
Non-core items and project costs, net(b)	1,511	(1,134)	4,003	2,076
Cloud computing amortization(c)	5,450	3,948	10,635	5,829
Share-based compensation expense(d)	5,101	10,663	11,449	22,923
Foreign currency transaction loss (gain), net(e)	1,212	(8,659)	10,142	(9,130)
Impairment, (gain) loss on sale of assets, net, and closed store expenses(f)	(373)	34,314	733	44,208
Loss on debt extinguishment(g)	—	—	1,820	—
Amortization related to acquired intangible assets(h)	4,650	4,528	9,305	9,180
Adjusted net income before tax impact of adjustments	54,943	61,075	109,480	106,024
Tax impact of adjustments(i)	(6,771)	(12,171)	(12,279)	(18,348)
Adjusted net income from continuing operations	$48,172	$48,904	$97,201	$87,676

Basic earnings per share from continuing operations	$0.23	$0.10	$0.37	$0.18
Diluted earnings per share from continuing operations	$0.23	$0.10	$0.37	$0.18

Adjusted basic earnings per share from continuing operations	$0.29	$0.30	$0.59	$0.54
Adjusted diluted earnings per share from continuing operations	$0.29	$0.30	$0.59	$0.54

Weighted average shares outstanding
Basic	164,481	162,833	164,319	161,701
Diluted	164,936	164,150	164,774	162,984

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
The following table provides a reconciliation of net income from continuing operations to Adjusted EBITDA:

Adjusted EBITDA
	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
		As Restated		As Restated
Net income from continuing operations	$37,274	$16,432	$61,105	$29,940
Income tax expense	13,773	8,130	23,180	13,584
Interest expense, net	20,791	31,146	44,243	67,412
Depreciation and amortization	22,157	19,129	43,488	39,440
EBITDA	93,995	74,837	172,016	150,376
Acquisition related costs(a)	118	983	288	998
Non-core items and project costs, net(b)	1,511	(1,134)	4,003	2,076
Cloud computing amortization(c)	5,450	3,948	10,635	5,829
Share-based compensation expense(d)	5,101	10,663	11,449	22,923
Foreign currency transaction loss (gain), net(e)	1,212	(8,659)	10,142	(9,130)
Impairment, (gain) loss on sale of assets, net, and closed store expenses(f)	(373)	34,314	733	44,208
Loss on debt extinguishment(g)	—	—	1,820	—
Adjusted EBITDA	$107,014	$114,952	$211,086	$217,280

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
(b)Consists of discrete items and project costs, including third-party professional costs associated with strategic transformation initiatives as well as non-recurring payroll-related costs and non-ordinary course legal reserves and settlements.
(c)Includes non-cash amortization expenses relating to cloud computing arrangements.
(d)Represents non-cash share-based compensation expense.
(e)Represents foreign currency transaction (gains) losses, net that primarily related to the remeasurement of the intercompany loans as well as gains and losses on cross-currency swaps.
(f)Consists of the following items (i) asset impairments, (ii) losses, net on sale leasebacks, disposal of assets, including assets held for sale, or sale of business; and (iii) closed store expenses.
(g)Represents charges incurred related to the Company’s partial repayment of the 2020-1 Senior Notes and full repayment of the 2019-2 Senior Notes.
(h)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statements of operations.
(i)Represents the tax impact of adjustments associated with the reconciling items between net income from continuing operations and Adjusted Net Income, excluding the provision for uncertain tax positions and valuation allowance for certain deferred tax assets. To determine the tax impact of the deductible reconciling items, we utilized statutory income tax rates ranging from 21% to 26.5% depending upon the tax attributes of each adjustment and the applicable jurisdiction.

Results of Operations for the Three Months Ended June 27, 2026 Compared to the Three Months Ended June 28, 2025
To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Certain percentages presented have been rounded to the nearest number, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Three Months Ended
(in thousands)	June 27, 2026	% of Net Revenues	June 28, 2025	% of Net Revenues
			As Restated
Franchise royalties and fees	$51,662	10.2%	$49,180	10.3%
Company-operated store sales	352,604	69.5%	333,280	70.1%
Advertising fund contributions	30,098	5.9%	27,041	5.7%
Supply and other revenue	73,052	14.4%	65,712	13.8%
Total net revenue	$507,416	100.0%	$475,213	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased by $2 million, or 5%, primarily due to increased franchise system-wide sales of $56 million, which was primarily driven by 109 net new franchised stores as well as same store sales growth for both Take 5 and Franchise Brands.
Company-Operated Store Sales
Company-operated store sales increased $19 million, or 6%, which was primarily driven by 93 net new Take 5 company-operated store openings as well as Take 5 and Auto Glass Now same store sales growth.
Advertising Fund Contribution
Advertising fund contributions increased by $3 million, or 11%, primarily due to increased franchise system-wide sales of $56 million primarily as a result of 109 net new franchised stores and same store sales growth. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue increased $7 million, or 11%, primarily due to increased supply sales primarily associated with Take 5 franchised sales growth.

Operating Expenses

	Three Months Ended
(in thousands)	June 27, 2026	% of Net Revenues	June 28, 2025	% of Net Revenues
			As Restated
Company-operated store expenses	$208,643	41.1%	$192,322	40.5%
Advertising fund expenses	30,098	5.9%	27,040	5.7%
Supply and other expenses	43,764	8.6%	39,153	8.2%
Selling, general, and administrative expenses	129,704	25.6%	150,520	31.7%
Depreciation and amortization	22,157	4.4%	19,129	4.0%
Total operating expenses	$434,366	85.6%	$428,164	90.1%
Company-Operated Store Expenses
Company-operated store expenses increased $16 million, or 8%, primarily related to store-related costs associated with 93 net new Take 5 company-operated stores as well as variable costs associated with increased Take 5 and Auto Glass Now company-operated store sales during the current period.
Advertising Fund Expenses
Advertising fund expenses increased by $3 million, or 11%, which is commensurate with the increase to advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses increased $5 million, or 12%, primarily due to costs associated with the increased Take 5 supply revenue.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased $21 million, or 14%, due to a decrease in fixed asset losses and asset impairments of $35 million relating to U.S. Car Wash assets that were not included in the divestiture of the U.S. Car Wash business, as well as a reduction of share-based compensation expenses of $6 million primarily associated with pre-IPO awards that vested in the second quarter of 2025. These decreases were partially offset by an increase of $12 million in non-recurring fees associated with the Restatement and remediation plan, increased cloud computing amortization of $2 million, as well as increased advertising expenses associated with total company growth in the current period.
Depreciation and Amortization
Depreciation and amortization expense increased $3 million, or 16%, primarily due to 93 net new Take 5 company-operated stores.
Other Expenses, net

	Three Months Ended
(in thousands)	June 27, 2026	% of Net Revenues	June 28, 2025	% of Net Revenues
			As Restated
Interest expense, net	$20,791	4.1%	$31,146	6.6%
Foreign currency transaction loss (gain), net	1,212	0.2%	(8,659)	(1.8)%
Other expenses, net	$22,003	4.3%	$22,487	4.8%
Interest Expense, Net
Interest expense, net decreased $10 million, or 33%, driven by repayments of securitized senior notes, decreased borrowings on the Revolving Credit Facility, and the full repayment of the Company’s Term Loan Facility in the third quarter of 2025.

Foreign Currency Transaction Loss (Gain), Net
The foreign currency transaction loss for the three months ended June 27, 2026 was primarily comprised of transaction losses of approximately $3 million in our foreign operations, offset by a gain on foreign currency hedges of approximately $2 million. The foreign currency transaction gain for the three months ended June 28, 2025 was primarily comprised of transaction gains in our foreign operations of approximately $13 million, offset by a loss on foreign currency hedges of approximately $4 million.
Income Tax Expense

	Three Months Ended
(in thousands)	June 27, 2026	% of Net Revenues	June 28, 2025	% of Net Revenues
			As Restated
Income tax expense	$13,773	2.7%	$8,130	1.7%
Income tax expense was $14 million for the three months ended June 27, 2026 compared to an income tax expense of $8 million for the three months ended June 28, 2025. The effective income tax rate for both periods is greater than the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation and U.S. state and local income taxes.
Results of Operations for the Six Months Ended June 27, 2026 Compared to the Six Months Ended June 28, 2025
To facilitate the review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations. Certain percentages presented in this section have been rounded, therefore, totals may not equal the sum of the line items in the tables below.
Net Revenue

	Six Months Ended
(in thousands)	June 27, 2026	% of Net Revenues	June 28, 2025	% of Net Revenues
			As Restated
Franchise royalties and fees	$98,925	10.0%	$93,890	10.2%
Company-operated store sales	689,736	69.5%	647,411	70.2%
Advertising fund contributions	58,933	5.9%	52,366	5.7%
Supply and other revenue	144,263	14.5%	129,158	14.0%
Total net revenue	$991,857	100.0%	$922,825	100.0%
Franchise Royalties and Fees
Franchise royalties and fees increased by $5 million, or 5%, primarily due to increased franchise system-wide sales of $119 million, which was predominantly related to 109 net new franchised stores as well as same store sales growth for both Take 5 and Franchise Brands.
Company-Operated Store Sales
Company-operated store sales increased $42 million, or 7%, which was primarily driven by 93 net new Take 5 company-operated store openings as well as Take 5 and Auto Glass Now same store sales growth.
Advertising Fund Contributions
Advertising fund contributions increased $7 million, or 13%, due to increased franchise system-wide sales of $119 million primarily as a result of 109 net new franchised stores and same store sales growth. Our franchise agreements typically require the franchisee to pay continuing advertising fund fees based on a percentage of franchisee gross sales or a stated fee.
Supply and Other Revenue
Supply and other revenue increased $15 million,or 12%, primarily due to increased supply sales primarily associated with Take 5 franchised sales growth.

Operating Expenses

	Six Months Ended
(in thousands)	June 27, 2026	% of Net Revenues	June 28, 2025	% of Net Revenues
			As Restated
Company-operated store expenses	$403,900	40.7%	$379,445	41.1%
Advertising fund expenses	58,933	5.9%	52,365	5.7%
Supply and other expenses	83,531	8.4%	74,590	8.1%
Selling, general, and administrative expenses	261,515	26.4%	275,179	29.8%
Depreciation and amortization	43,488	4.4%	39,440	4.3%
Total operating expenses	$851,367	85.8%	$821,019	89.0%
Company-Operated Store Expenses
Company-operated store expenses increased $24 million, or 6%, primarily related to store-related costs associated with 93 net new Take 5 company-operated stores as well as variable costs associated with increased Take 5 and Auto Glass Now company-operated store sales during the current period.
Advertising Fund Expenses
Advertising fund expenses increased $7 million, or 13%, which is largely commensurate with advertising fund contributions during the period. Advertising fund expenses generally trend consistent with advertising fund contributions.
Supply and Other Expenses
Supply and other expenses increased $9 million, or 12%, primarily due to costs associated with the increased Take 5 supply revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $14 million, or 5%, due to a decrease in fixed asset losses and asset impairments of $43 million relating to U.S. Car Wash assets that were not included in the divestiture of the U.S. Car Wash business, as well as a reduction of share-based compensation expenses of $11 million primarily associated with pre-IPO awards that vested in the second quarter of 2025. These decreases were partially offset by an increase of $21 million in non-recurring fees associated with the Restatement and remediation plan, increased cloud computing amortization of $5 million, as well as increased advertising expenses and IT costs associated with total company growth in the current period.
Depreciation and Amortization
Depreciation and amortization expense increased $4 million, or 10%, primarily due to 93 net new Take 5 company-operated stores.
Other expenses, net

	Six Months Ended
(in thousands)	June 27, 2026	% of Net Revenues	June 28, 2025	% of Net Revenues
			As Restated
Interest expense, net	$44,243	4.5%	$67,412	7.3%
Foreign currency transaction (gain) loss, net	10,142	1.0%	(9,130)	(1.0%)
Loss on debt extinguishment	1,820	0.2%	—	—%
Other expenses, net	$56,205	5.7%	$58,282	6.3%
Interest Expense, Net
Interest expense decreased $23 million, or 34%, primarily driven by repayments of securitized senior notes, the full repayment of the Company’s Term Loan Facility in the third quarter of 2025, and decreased borrowings on the Revolving Credit Facility.

Foreign Currency Transaction (Gain) Loss, Net
The foreign currency transaction loss for the six months ended June 27, 2026 was primarily comprised of approximately $7 million on transaction losses in our foreign operations and a loss on foreign currency hedges of approximately $3 million. The foreign currency transaction gain for the six months ended June 28, 2025 was primarily comprised of approximately $13 million on transaction gains in our foreign operations, offset by a loss on foreign currency hedges of approximately $4 million.

Loss on Debt Extinguishment
Loss on debt extinguishment for the six months ended June 27, 2026 related to the Company’s partial repayment of the 2020-1 Senior Notes and full repayment of the 2019-2 Senior Notes.
Income Tax Expense

	Six Months Ended
(in thousands)	June 27, 2026	% of Net Revenues	June 28, 2025	% of Net Revenues
			As Restated
Income tax expense	$23,180	2.3%	$13,584	1.5%
Income tax expense was $23 million for the six months ended June 27, 2026 compared to an income tax expense of $14 million for the six months ended June 28, 2025. The effective income tax rate for both periods is greater than the U.S. federal statutory rate of 21% primarily due to non-deductible share-based compensation and U.S. state and local income taxes.

Segment Results of Operations for the Three Months Ended June 27, 2026 Compared to the Three Months Ended June 28, 2025
We assess the performance of our segments based on Adjusted EBITDA, which is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, share-based compensation, loss on debt extinguishment, foreign currency transaction related gains or losses, cloud computing amortization, and certain non-recurring and non-core, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation. Certain percentages presented in this section have been rounded, therefore, totals may not equal the sum of the line items in the tables below.
Take 5

	Three Months Ended		2026	2025
(in thousands, unless otherwise noted)	June 27, 2026	June 28, 2025	% Net Revenue For Segment	% Net Revenue For Segment
		As Restated
Net revenue
Franchise royalties and fees	$11,696	$9,547	3.5%	3.1%
Company-operated store sales	277,111	257,449	82.8%	84.6%
Supply and other revenue	46,012	37,228	13.7%	12.2%
Total net revenue	$334,819	$304,224	100.0%	100.0%
Adjusted EBITDA	$114,882	$106,538	34.3%	35.0%

System-Wide Sales			Change
Franchised stores	$183,099	$149,119	$33,980	22.8%
Company-operated stores	277,111	257,449	19,662	7.6%
Total system-wide sales	$460,210	$406,568	$53,642	13.2%

Store Count (in whole numbers)			Change
Franchised stores	569	485	84	17.3%
Company-operated stores	852	759	93	12.3%
Total store count	1,421	1,244	177	14.2%
Same Store Sales %	3.6%	6.6%
Take 5 net revenue increased $31 million, or 10%, driven primarily by a $20 million increase in company-operated store sales from same store sales growth and 93 net new company-operated stores. In addition, supply and other revenue increased by $9 million, or 24%, primarily due to higher franchise system-wide sales. Franchise royalties and fees increased by $2 million, or 23%, commensurate with the increase in franchise system-wide sales from same store sales growth and store growth of franchised stores.

Take 5 Adjusted EBITDA increased $8 million, or 8%, primarily driven by net revenue due to net store growth and same store sales growth, partially offset by variable costs directly associated with the increased company-operated store sales.

Take 5 same store sales growth of 3.6% moderated from 6.6% in the prior year period, which we believe primarily reflects the effect of inflationary pressures on lower-income consumers. We expect softness in demand from these consumers to continue through the remainder of 2026. In addition, global conflicts are creating additional uncertainty for the consumer and our supply chain. The continuing softness of the lower-income consumer and the uncertainty from global conflicts could adversely impact our results, including our net revenue, same store sales and adjusted EBITDA for the remainder of 2026.

Franchise Brands

	Three Months Ended		2026	2025
(in thousands, unless otherwise noted)	June 27, 2026	June 28, 2025	% Net Revenue For Segment	% Net Revenue For Segment
		As Restated
Net revenue
Franchise royalties and fees	$39,966	$39,633	57.4%	54.3%
Company-operated store sales	2,801	4,654	4.0%	6.4%
Supply and other revenue	26,833	28,697	38.6%	39.3%
Total net revenue	$69,600	$72,984	100.0%	100.0%
Adjusted EBITDA	$41,163	$43,549	59.1%	59.7%

System-Wide Sales			Change
Franchised stores	$1,092,957	$1,070,582	$22,375	2.1%
Company-operated stores	2,801	4,654	(1,853)	(39.8%)
Total system-wide sales	$1,095,758	$1,075,236	$20,522	1.9%

Store Count (in whole numbers)			Change
Franchised stores	2,685	2,660	25	0.9%
Company-operated stores	11	13	(2)	(15.4%)
Total store count	2,696	2,673	23	0.9%
Same Store Sales %	0.5%	(1.4)%
Franchise Brands net revenue decreased $3 million, or 5%, driven by the sale of two company-operated stores to a franchisee in the first quarter of 2026, as well as a $2 million or 6%, decrease in supply and other revenue, partially offset by an increase in franchise system-wide sales.
Franchise Brands Adjusted EBITDA decreased $2 million, or 5%, primarily driven by increased technology costs.

We have experienced and continue to expect softness in demand from lower-income consumers to continue through the remainder of 2026. In addition, global conflicts are creating additional uncertainty for the consumer and our supply chain. The continuing softness of the lower-income consumer and the uncertainty from global conflicts could adversely impact our results, including our net revenue, same store sales and adjusted EBITDA for the remainder of 2026, particularly in our more discretionary business.

Auto Glass Now

	Three Months Ended		2026	2025
(in thousands, unless otherwise noted)	June 27, 2026	June 28, 2025	% Net Revenue For Segment	% Net Revenue For Segment
		As Restated
Net revenue
Company-operated store sales	$72,692	$71,177	99.7%	100.0%
Supply and other revenue	202	4	0.3%	—%
Total net revenue	$72,894	$71,181	100.0%	100.0%
Adjusted EBITDA	$3,482	$10,081	4.8%	14.2%

System-Wide Sales			Change
Company-operated stores	$72,692	$71,177	$1,515	2.1%
Total system-wide sales	$72,692	$71,177	$1,515	2.1%

Store Count (in whole numbers)			Change
Company-operated stores	206	214	(8)	(3.7%)
Total store count	206	214	(8)	(3.7%)
Same Store Sales %	2.6%	11.2%
Auto Glass Now net revenue increased $2 million, or 2%, driven primarily by same store sales growth.
Auto Glass Now Adjusted EBITDA decreased by $7 million, or 65%, driven primarily by out-of-period adjustments of $4 million related to the under-accrual of vendor invoices in prior periods, increased variable costs directly associated with increased company-operated store sales, as well as marketing expenses as we continue to focus on growing brand awareness, partially offset by same store sales growth.
Segment Results of Operations for the Six Months Ended June 27, 2026 Compared to the Six Months Ended June 28, 2025

We assess the performance of our segments based on Adjusted EBITDA, which is defined as earnings from continuing operations before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for acquisition related costs, share-based compensation, loss on debt extinguishment, cloud computing amortization, and certain non-recurring, non-core, infrequent or unusual charges. Shared services costs are not allocated to these segments and are included in Corporate and Other. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation. Certain percentages presented in this section have been rounded, therefore, totals may not equal the sum of the line items in the tables below.

Take 5

	Six Months Ended		2026	2025
(in thousands, unless otherwise noted)	June 27, 2026	June 28, 2025	% Net Revenue For Segment	% Net Revenue For Segment
		As Restated
Net revenue
Franchise royalties and fees	$22,417	$17,904	3.4%	3.0%
Company-operated store sales	548,823	508,249	83.4%	84.8%
Supply and other revenue	86,790	72,856	13.2%	12.2%
Total net revenue	$658,030	$599,009	100.0%	100.0%
Adjusted EBITDA	$224,354	$202,933	34.1%	33.9%

System-Wide Sales			Change
Franchised stores	$353,055	$285,807	$67,248	23.5%
Company-operated stores	548,823	508,249	40,574	8.0%
Total system-wide sales	$901,878	$794,056	$107,822	13.6%

Store Count (in whole numbers)			Change
Franchised stores	569	485	84	17.3%
Company-operated stores	852	759	93	12.3%
Total store count	1,421	1,244	177	14.2%
Same Store Sales %	4.0%	7.3%

Take 5 net revenue increased $59 million, or 10%, driven primarily by a $41 million increase in company-operated store sales from same store sales growth and 93 net new company-operated stores. Supply and other revenue increased by $14 million, or 19%, primarily due to higher system-wide sales. Franchise royalties and fees increased by $5 million, or 25%, commensurate with the increase in franchise system-wide sales from same store sales growth and store growth of franchised stores.

Take 5 Adjusted EBITDA increased $21 million, or 11%, primarily driven by net revenue due to net store growth and same store sales growth, partially offset by variable costs associated with the increased company-operated store sales and store-related costs associated with 93 net new company-operated stores in the current year compared to the prior year.

Take 5 same store sales growth of 4.0% moderated from 7.3% in the prior year period, which we believe primarily reflects the effect of inflationary pressures on lower-income consumers.

Franchise Brands

	Six Months Ended		2026	2025
(in thousands, unless otherwise noted)	June 27, 2026	June 28, 2025	% Net Revenue For Segment	% Net Revenue For Segment
		As Restated
Net revenue
Franchise royalties and fees	$76,508	$75,986	55.0%	53.2%
Company-operated store sales	5,315	8,646	3.8%	6.1%
Supply and other revenue	57,164	58,167	41.1%	40.7%
Total net revenue	$138,987	$142,799	100.0%	100.0%
Adjusted EBITDA	$82,520	$86,429	59.4%	60.5%

System-Wide Sales			Change
Franchised stores	$2,152,039	$2,099,956	$52,083	2.5%
Company-operated stores	5,315	8,646	(3,331)	(38.5%)
Total system-wide sales	$2,157,354	$2,108,602	$48,752	2.3%

Store Count (in whole numbers)			Change
Franchised stores	2,685	2,660	25	0.9%
Company-operated stores	11	13	(2)	(15.4%)
Total store count	2,696	2,673	23	0.9%
Same Store Sales %	0.7%	(2.1)%
Franchise Brands net revenue decreased $4 million, or 3%, driven by the sale of two company-operated stores to a franchisee in the first quarter of 2026, as well as a decrease in supply and other revenue, partially offset by an increase in franchise system-wide sales.

Franchise Brands Adjusted EBITDA decreased $4 million, or 5%, primarily driven by technology costs.

Auto Glass Now

	Six Months Ended		2026	2025
(in thousands, unless otherwise noted)	June 27, 2026	June 28, 2025	% Net Revenue For Segment	% Net Revenue For Segment
		As Restated
Net revenue
Company-operated store sales	$135,598	$130,516	99.7%	100.0%
Supply and other revenue	353	5	0.3%	—%
Total net revenue	$135,951	$130,521	100.0%	100.0%
Adjusted EBITDA	$9,416	$15,398	6.9%	11.8%

System-Wide Sales			Change
Company-operated stores	$135,598	$130,516	5,082	3.9%
Total system-wide sales	$135,598	$130,516	$5,082	3.9%

Store Count (in whole numbers)			Change
Company-operated stores	206	214	(8)	(3.7%)
Total store count	206	214	(8)	(3.7%)
Same Store Sales %	4.7%	5.6%

Auto Glass Now net revenue increased by $5 million, or 4%, driven primarily by same store sales growth.
Auto Glass Now Adjusted EBITDA decreased $6 million, or 39%, primarily due to out-of-period adjustments of $4 million relating to the under-accrual of vendor invoices in prior periods, increased variable costs directly associated with the increased company-operated store sales, and increased marketing expenses as we continue to focus on growing brand awareness, partially offset by increased net revenue in the year.

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
At June 27, 2026, the Company had total liquidity of $855 million consisting of $184 million in cash and cash equivalents and $671 million of undrawn capacity on its variable funding securitization senior notes and Revolving Credit Facility. This does not include the additional $135 million 2022-1 Securitization Senior Notes that would expand the Company’s variable funding note borrowing capacity if the Company elects to exercise them, assuming certain conditions continue to be met.
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
The following table illustrates the main components of our cash flows for the six months ended June 27, 2026 and June 28, 2025:

	Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025
		As Restated
Net cash provided by operating activities	$132,897	$150,603
Net cash provided by investing activities	426,286	158,268
Net cash used in financing activities	(507,846)	(322,582)
Effect of exchange rate changes on cash	(1,494)	5,464
Net change in cash, cash equivalents, restricted cash, and restricted cash included in advertising fund assets	$49,843	$(8,247)

Cash flow information is inclusive of cash flows from discontinued operations.

Operating Activities
Net cash provided by operating activities was $133 million for the six months ended June 27, 2026 compared to $151 million for the six months ended June 28, 2025. The $18 million decrease in cash provided by operating activities was primarily due to the decrease in non-cash items related to the sale of the ICW business, including depreciation and amortization of $28 million and asset impairment charges and lease terminations of $25 million, partially offset by a lower gain on sale and disposal of businesses, fixed assets and sale leaseback transactions of $24 million. The overall change in net cash provided by operating activities was also driven by a change in working capital items during the six months ended June 27, 2026.
Investing Activities
Net cash provided by investing activities was $426 million for the six months ended June 27, 2026 compared to $158 million for the six months ended June 28, 2025. The increase in cash provided by investing activities was primarily due to proceeds from the sale of businesses, including ICW, and fixed assets, including sale leaseback transactions and assets held for sale, of $218 million as well as decreased capital expenditures of $44 million.
Financing Activities
Net cash used in financing activities was $508 million for the six months ended June 27, 2026 compared to $323 million for the six months ended June 28, 2025. The increase in cash used in financing activities was primarily related to an increase in net repayments of debt, including finance leases, of $165 million, primarily associated with repayments of the 2019-2 Senior Notes, a portion of the 2020-1 Senior Notes, and net repayments on the Revolving Credit Facility in the current period, as well as Tax Receivable Agreement payments of $22 million in the current period compared to no payments made in the prior period. See Note 6 to our consolidated financial statements for additional information regarding the Company’s debt.
Tax Receivable Agreement
The Company expects to be able to utilize certain tax benefits which are related to periods prior to the effective date of the Company’s IPO and are attributed to our pre-IPO shareholders. The Company previously entered into a Tax Receivable Agreement, which provides our pre-IPO shareholders with the right to receive payment of 85% of the amount of cash savings, if any, in U.S. and Canadian federal, state, local, and provincial income tax that the Company will actually realize or divest. The Tax Receivable Agreement was effective as of the date of the Company’s IPO. The Company recorded a current tax receivable agreement payable of $30 million and $56 million as of June 27, 2026 and December 27, 2025, respectively, and a non-current tax receivable agreement payable of $79 million and $73 million as of June 27, 2026 and December 27, 2025, respectively, on the consolidated balance sheets. The Company made payments of approximately $22 million under the Tax Receivable Agreement in the six months ended June 27, 2026. No payments were made in the six months ended June 28, 2025.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of June 27, 2026. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 27, 2026 the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective, due to the previously identified material weaknesses in internal control over financial reporting described below, which have not been remediated.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s financial statements will not be prevented or detected on a timely basis. Management determined that the material weaknesses previously disclosed in Part II, Item 9A Controls and Procedures of our Annual Report, continue to exist as of June 27, 2026:

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

These material weaknesses resulted in misstatements as of and for the year ended December 27, 2025 and the restatement of the previously filed financial statements as of and for the years ended December 28, 2024 and December 30, 2023, as well as all of the condensed consolidated financial statements for the quarterly and year-to-date periods as of and for the periods ended September 27, 2025, June 28, 2025, March 29, 2025, September 28, 2024, June 29, 2024, and March 30, 2024. These material weaknesses also resulted in the recording of out-of-period adjustments during the quarterly and year-to-date periods ended June 27, 2026. Each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan and Status
Management is actively engaged and has devoted substantial resources towards the implementation of enhanced procedures and controls and the remediation of material weaknesses in our internal control over financial reporting. The Company is taking, or plans to take, the following actions, among others, to remediate the material weaknesses identified herein:

•Hiring of technical accounting resources with public company experience to enhance the Company’s accounting and financial reporting function.
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

These remediation efforts are ongoing, and management believes these actions will address the identified material weaknesses. Until such remediation is fully implemented and tested, the material weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recently completed quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
(c) Trading Plans
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350
99.1*	WBS Waiver dated July 15, 2026
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2026

DRIVEN BRANDS HOLDINGS INC.

By:	/s/ Daniel Rivera
Name:	Daniel Rivera
Title:	President and Chief Executive Officer

By:	/s/ Rebecca Fondell
Name:	Rebecca Fondell
Title:	Senior Vice President, Chief Accounting Officer